Form 10-Q
period 1996-03-31
PROCEPT INC
filed 1996-05-15
CIK 885475

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 -   ACT OF 1934

     For the quarterly period ended March 31, 1996


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from  ____________ to ____________


     Commission File Number:  0-21134


                                 PROCEPT, INC.
                                 -------------
             (Exact name of registrant as specified in its charter)


            Delaware                            04-2893483
            --------                            ----------
     (State or other jurisdiction of          (I.R.S.  Employer
     incorporation or organization)           Identification No.)


840 Memorial Drive, Cambridge, Massachusetts       02139
- - --------------------------------------------       -----
  (Address of principal executive offices)       (zip code)


Registrant's telephone number, including area code:  (617) 491-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X   NO
                                     -      -


Number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.

           Class                         Outstanding as of May 13, 1996
           -----                         ------------------------------

Common Stock, $.01 par value                        8,864,750


                   This report includes a total of 12 pages

                        Exhibit Index Appears on Page 11

                                 PROCEPT, INC.

                                     INDEX
                                     -----



                                                                     Page No.
                                                                     --------

PART I - FINANCIAL INFORMATION


     Item 1.    Financial Statements

                Balance Sheets                                          3

                        March 31, 1996 and December 31, 1995

                Statements of Operations                                4

                        Three months ended March 31, 1996 and 1995

                Statements of Cash Flows                                5

                        Three Months ended March 31, 1996 and 1995

                Notes to Financial Statements                           6

     Item 2.    Management's Discussion and Analysis of Financial       8
                Condition and Results of Operations


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                          9


SIGNATURES                                                              10

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                                 PROCEPT, INC.

                                 BALANCE SHEETS
                                 --------------

                                                         March 31, 1996  December 31, 1995
                                     ASSETS
Current assets:

  Cash and cash equivalents                                  $4,035,211     $  565,521
  Marketable securities                                              --      2,005,670
  Accounts receivable, net                                       42,673          8,944
  Prepaid expenses and other current assets                     163,809        147,511
                                                             ----------     ----------
     Total current assets                                     4,241,693      2,727,646

Property and equipment, net                                   2,565,458      2,815,320
Restricted investment                                           469,000        522,000
Deferred financing charges                                           --        152,773
Other assets                                                    213,475        178,920
                                                             ----------     ----------

TOTAL ASSETS                                                 $7,489,626     $6,396,659
                                                             ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $    557,877   $    888,700
  Accrued compensation                                          194,115        194,115
  Accrued contract research costs                               615,041        417,353
  Other current liabilities                                     303,656        366,670
  Current portion of capital lease
    obligations                                                 860,428        908,432
  Deferred revenue                                              850,000      1,275,000
                                                           ------------   ------------
     Total current liabilities                                3,381,117      4,050,270

Capital lease obligations, less current portion                 437,512        634,293
Other noncurrent liabilities                                    281,660        273,139
Commitments and contingencies (Note 3)
Stockholders' equity (Note 2):
  Common stock, par value $.01 per share; 12,000,000
   shares authorized at March 31, 1996 and December 31,
   1995 respectively; 8,864,750 and 6,476,062 shares
   issued and outstanding at March 31, 1996 and
   December 31, 1995, respectively                               88,647         64,761
  Additional paid-in capital                                 43,888,324     38,882,654
  Receivable from sale of stock                                 (37,933)       (42,107)
  Accumulated deficit                                       (40,549,701)   (37,467,440)
  Unrealized gain on securities available for sale                   --          1,088
                                                           ------------   ------------
     Total stockholders' equity                               3,389,337      1,438,956
                                                           ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  7,489,626   $  6,396,658
                                                           ============   ============

                    The accompanying notes are an integral
                       part of the financial statements.

                                 PROCEPT, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                            Three Months Ended March 31,
                                            ----------------------------
                                                 1996         1995
                                                 ----         ----
Revenues:
  Research and development revenue
    under collaborative arrangements        $   425,000   $ 1,000,000
  Research and development revenue
    under collaborative arrangement with
    related party                                75,000        28,645
  Grant income                                       --        51,600
  Interest income                                51,911       237,850
                                            -----------   -----------

Total revenues                                  551,911     1,318,095
                                            -----------   -----------


Costs and Expenses:
  Research and development                    2,828,425     3,162,293
  General and administrative                    771,488       926,942
  Interest expense                               34,259        71,040
                                            -----------   -----------

Total costs and expenses                      3,634,172     4,160,275
                                            -----------   -----------

Net loss                                    $(3,082,261)  $(2,842,180)
                                            ===========   ===========

Net loss per common share                        $(0.40)       $(0.45)
                                            ===========   ===========

Weighted average number of common
  shares outstanding                          7,761,219     6,373,030
                                            ===========   ===========


                    The accompanying notes are an integral
                       part of the financial statements.

                                 PROCEPT, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------



                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                              1996           1995
                                                              ----           ----
Cash flows from operating activities:
  Net loss                                                $(3,082,261)    $(2,842,180)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                            312,110         236,615
     Loss on sale/leaseback                                        --           3,270
     Gain on sale of marketable securities                     (1,359)             --
  Changes in operating assets and liabilities:
       Accounts receivable                                    (33,729)             --
       Prepaid expense and other current assets               (16,298)        (33,862)
       Other assets                                             2,945           3,988
       Accounts payable                                      (330,823)       (662,909)
       Accrued compensation                                        --         (16,110)
       Accrued contract research                              197,688        (152,472)
       Other current liabilities                              (63,015)         15,422
       Other noncurrent liabilities                             8,521          20,446
       Deferred revenue                                      (425,000)     (1,000,000)
                                                          -----------     -----------
          Net cash used in operating activities            (3,431,221)     (4,427,792)
                                                          -----------     -----------

Cash flows from investing activities:
  Capital expenditures                                        (60,377)       (249,227)
  Proceeds from sale of marketable securities               2,004,070         109,461
  Other investing activities                                  (37,500)             --
  (Increase) decrease in restricted investments                53,000         (92,000)
                                                          -----------     -----------
          Net cash provided by (used in)
            investing activities                            1,959,193        (231,766)
                                                          -----------     -----------

Cash flows from financing activities:
  Principal payments on capital lease obligations            (244,786)       (271,743)
  Proceeds from issuance of common stock                    5,115,562          50,209
  Proceeds from employee stock purchase plan                   70,722              --
  Proceeds from sale of common stock warrants                     220              --
                                                          -----------     -----------
          Net cash provided by (used in)
            financing activities                            4,941,718        (221,534)
                                                          -----------     -----------

Net change in cash and cash equivalents                     3,469,690      (4,881,092)
Cash and cash equivalents at beginning of period              565,521       7,449,746
                                                          -----------     -----------
Cash and cash equivalents at end of period                $ 4,035,211       2,568,654
                                                          ===========     ===========

Supplemental disclosures and non-cash transactions:

Interest paid                                             $    34,259     $    71,793
                                                          ===========     ===========

Property and equipment acquired under capital leases               --     $ 1,050,117
                                                          ===========     ===========


                    The accompanying notes are an integral
                       part of the financial statements.

                                 PROCEPT, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
    ---------------------

Plan of Operations
- - ------------------

Since its inception the Company has generated no revenue from product sales.
The Company has not been profitable since inception and has incurred an accumulated deficit of approximately $40,550,000 through March 31, 1996. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical and clinical testing and development of marketing, sales and production capabilities.

Because of its continuing losses from operations, the Company will be required to obtain additional funds in the short term to satisfy its ongoing capital needs and to continue operations. Although management continues to pursue additional funding arrangements and/or strategic partnering there can be no assurance that additional funding will be available from any of these sources or, if available, will be available on acceptable or affordable terms. If the Company is unable to obtain financing on acceptable terms in order to maintain operations through the next fiscal year, it could be forced to curtail or discontinue its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying financial statements for the three month periods ended March 31, 1996 and 1995 are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles. The interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended March 31, 1996 and 1995. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995, which are contained in the Company's 1995 Annual Report on Form 10-K.

2.  STOCKHOLDERS' EQUITY
    --------------------

On February 14, 1996, the Company closed on a follow-on public offering. The Company received proceeds of $4,920,373 (net of underwriting discount and underwriter's offering expenses) for the issuance of 2,200,000 shares of Common Stock. The Company incurred additional costs in the amount of $304,882 related to this financing which were charged to additional paid-in capital in 1996.

On March 27, 1996, the underwriter in the follow-on offering partially exercised its over allotment option related to the follow-on offering and on March 27, 1996 the Company issued and sold 150,000 shares of the Company's common stock. This transaction resulted in net proceeds to the Company of $343,125.

3.  RESEARCH COLLABORATIONS
    -----------------------

Effective as of September 1, 1995, the Company's sponsored research agreement with Sandoz Pharma Ltd. was amended to focus the research program on compounds targeting CD4 and its ligand and to limit the research program with respect to compounds that bind to CD2 and its ligand to certain screening activities being conducted by Sandoz through the end of 1995. In connection with this amendment, the research and license fees due for the third year of the research program were reduced from $5 million to $2.2 million. Procept remains eligible to receive $12 million in milestone payments as compounds discovered in these research programs progress through clinical development. Procept recorded $425,000 in revenue in the three month period ended March 31, 1996 under the terms of this agreement.

In January 1996, Procept entered into a Sponsored Research Agreement with VacTex, Inc. ("VacTex"), an entity created by a group of executives and scientists from leading biotechnology companies and academic institutions to provide research services relating to the development of novel vaccines based on discoveries licensed from the Brigham and Women's Hospital and Harvard Medical School. These discoveries shed light on a previously unknown aspect of immunology, the CD1 system of lipid antigen presentation. Under the Sponsored Research Agreement, Procept will conduct specified research tasks on behalf of VacTex for which Procept will receive a combination of cash and equity in VacTex based on the number of full-time equivalent employees of Procept engaged in the research, but subject to maximum cash and stock limits. Procept recorded $75,000 in revenue in the three month period ended March 31, 1996 under the terms of this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

Since its inception, the Company has generated no revenues from product sales. The Company is dependent upon research and development collaborations, equity financing and interest on invested funds to provide the working capital required to pursue its intended business activities. The Company has incurred an accumulated deficit of approximately $40,550,000 through March 31, 1996. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical and clinical testing and development of marketing, sales and production capabilities.

Three Months Ended March 31, 1996 and 1995

The Company's total revenues decreased to $552,000 in the first quarter of 1996 from $1,318,000 during the same period of 1995, principally as a result of an amendment to the Sandoz Agreement. In the first quarter of 1996, revenues consisted of $425,000 earned under the Sandoz Agreement, $75,000 earned under the VacTex Agreement and $52,000 in interest earned on invested funds. In 1995, first quarter revenues consisted of $1,000,000 earned under the Sandoz Agreement, $29,000 earned under its now completed sponsored research agreement with Bristol-Myers Squibb, $52,000 earned under The National Cooperative Drug Discovery Group (NCDDG) Grant and $238,000 in interest earned on invested funds.

The Company's total operating expenses decreased to $3,634,000 in the first quarter of 1996, from $4,160,000 during the same period in 1995. Research and development expenses decreased 11% to $2,828,000 in the first quarter of 1996 from $3,162,000 in the first quarter of 1995. This expense decrease was due primarily to a decrease in personnel in the Company's research and development organization and their related research costs from the first quarter of 1995 to the same period in 1996. The 17% decrease in general and administrative expenses during the first quarter of 1996 to $771,000 from $927,000 in the first quarter of 1995 reflects a decrease in administrative personnel as well as a lowering of most general and administrative expenses due to cost control measures. Interest expense decreased to $34,000 in the first quarter of 1996 from $71,000 in the first quarter of 1995 as a result of the increase in principal payments under the Company's lease financing arrangements.

FINANCIAL CONDITION

At March 31, 1996, the Company's aggregate cash and cash equivalents were $4,035,000, a net increase of $1,464,000 since December 31, 1995. The increase in cash is primarily attributable to the completion of the Company's follow-on public offering of $5,116,000 offset by $3,431,000 used in operations, principally to fund research and development activities, expenditures for property and equipment of $60,000 and principal payments on capital lease obligations of $245,000.

The Company expects that its current funds, in conjunction with the net proceeds from its follow-on public offering completed on February 14, 1996, interest income and equipment lease financing will be sufficient to fund Procept's financial needs into the third quarter of 1996. Although management continues to pursue additional funding arrangements, no assurance can be given that such financing will be available to the Company. If the Company is unable to enter into an additional corporate collaboration(s) that produce revenue for the Company, or secure additional financing, the Company's financial condition will be materially adversely affected.

The Company's expectations regarding the sufficiency of its sources of cash over future periods is a forward-looking statement. The sufficiency of such resources will be affected by numerous factors including the rate of planned and unplanned expenditures by the Company and the timing of achievements of various milestones in the Company's research and development programs.

The Company's working capital and other cash needs will depend heavily on the success of the Company's clinical trials. Success in early stage clinical trials would lead to an increase in working capital requirements. The Company's actual cash requirements may vary materially from those now planned because of results of research and development, clinical trials, product testing, relationships with strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the process of obtaining United States Food and Drug Administration or other regulatory approvals and other factors.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:
     (a)  Exhibits.
          ---------
          No. 27  Financial Data Schedule.
     (b)  Reports on Form 8-K.
          --------------------
          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PROCEPT, INC.
                                    (Registrant)



Date:  May 13, 1996                 by:  /s/ Michael J. Higgins
                                         ----------------------
                                       Michael J. Higgins
                                       Vice President, Finance
                                       Chief Financial Officer
                                       (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit                                              Page
Number                   Description                 Number
- - ------                   -----------                 ------

27                       Financial Data Schedule     12