Form 10-Q
period 1996-06-30
PROCEPT INC
filed 1996-08-05
CIK 885475

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934


         For the quarterly period ended June 30, 1996


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934


         For the transition period from               to
                                          ------------    ------------

         Commission File Number:  0-21134


                                PROCEPT, INC.
                                -------------
           (Exact name of registrant as specified in its charter)


                    Delaware                                     04-2893483
                    --------                                     ----------
         (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                      Identification No.)


840 Memorial Drive, Cambridge, Massachusetts                           02139
- --------------------------------------------                           -----
  (Address of principal executive offices)                           (zip code)


Registrant's telephone number, including area code:  (617) 491-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X  NO
                                     ---   ---

Number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.

           Class                               Outstanding as of August 1, 1996
           -----                               --------------------------------

Common Stock, $.01 par value                               13,403,328


                  This report includes a total of 20 pages
                                                  --

                      Exhibit Index Appears on Page 14

                                PROCEPT, INC.

                                                  INDEX
                                                  -----

                                                                                        Page No.
                                                                                        --------
PART I - FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Balance Sheets                                                         3

                           June 30, 1996 and December 31, 1995

                    Statements of Operations                                               4

                           Three months and six months ended June 30, 1996 and 1995

                    Statements of Cash Flows                                               5

                           Six Months ended June 30, 1996 and 1995

                    Notes to Financial Statements                                          6

         Item 2.    Management's Discussion and Analysis of Financial                      9
                    Condition and Results of Operations



PART II - OTHER INFORMATION

         Item 4.    Submission of Matters to a Vote of Security Holders                    12
         Item 6.    Exhibits and Reports on Form 8-K                                       12



SIGNATURES                                                                                 13

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

                                                         PROCEPT, INC.

                                                         BALANCE SHEETS
                                                         --------------
                                                                    June 30, 1996              December 31, 1995

                                                           ASSETS
Current assets:
     Cash and cash equivalents                                      $  5,040,197                  $    565,521
     Marketable securities (Note 3)                                    6,006,157                     2,005,670
     Accounts receivable, net                                             57,050                         8,944
     Prepaid expenses and other current assets                           197,708                       147,511
                                                                    ------------                  ------------
         Total current assets                                         11,301,112                     2,727,646

Property and equipment, net                                            2,305,390                     2,815,320
Restricted investment                                                    469,000                       522,000
Deferred financing charges                                                    --                       152,773
Other assets                                                             250,975                       178,920
                                                                    ------------                  ------------

TOTAL ASSETS                                                        $ 14,326,477                  $  6,396,659
                                                                    ============                  ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                               $    706,474                  $    888,700
     Accrued compensation                                                189,120                       194,115
     Accrued contract research costs                                     591,416                       417,353
     Other current liabilities                                           190,204                       366,670
     Current portion of capital lease obligations                        778,914                       908,432
     Deferred revenue                                                    425,000                     1,275,000
                                                                    ------------                  ------------
         Total current liabilities                                     2,881,128                     4,050,270

Capital lease obligations, less current portion                          274,755                       634,294
Other noncurrent liabilities                                             289,248                       273,139
Commitments and contingencies (Note 4)
Stockholders' equity (Note 2):
     Common stock, par value $.01 per share; 30,000,000 and 12,000,000 shares authorized at June 30, 1996 and December 31,1995
       respectively; 13,353,328 and 6,476,062 shares issued and
       outstanding at June 30, 1996 and December 31, 1995,
       respectively                                                      133,533                        64,761
     Additional paid-in capital                                       54,262,657                    38,882,654
     Receivable from sale of stock                                       (33,711)                      (42,107)
     Accumulated deficit                                             (43,475,260)                  (37,467,440)
     Unrealized gain (loss) on securities available for sale             (5,873)                         1,088
                                                                     -----------                  ------------
         Total stockholders' equity                                   10,881,346                     1,438,956
                                                                     -----------                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 14,326,477                  $  6,396,659
                                                                    ============                  ============

        The accompanying notes are an integral part of the financial statements.

                                 PROCEPT, INC.

                                               STATEMENTS OF OPERATIONS
                                               ------------------------

                                                     Three Months Ended               Six Months Ended
                                                          June 30,                         June 30,
                                                   1996              1995            1996            1995
                                                   ----              ----            ----            ----
Revenues:
     Research and development revenue
         under collaborative arrangements       $   425,000      $ 1,000,000      $   850,000     $ 2,000,000
                                                -----------      -----------      -----------     -----------
     Research and development revenue
         under collaborative arrangements
         with related party                          75,000               --          150,000          28,645
     Revenue from grant                                  --               --               --          51,600
     Interest income                                 95,225          171,618          147,136         409,468
                                                -----------      -----------      -----------     -----------

     Total revenues                                 595,225        1,171,618        1,147,136       2,489,713
                                                -----------      -----------      -----------     -----------


Costs and expenses:
     Research and development                     2,642,848        3,393,498        5,471,273       6,555,791
     General and administrative                     849,156          953,405        1,620,644       1,880,347
     Interest expense                                28,780           65,038           63,039         136,078
                                                -----------      -----------      -----------     -----------

Total costs and expenses                          3,520,784        4,411,941        7,154,956       8,572,216
                                                -----------      -----------      -----------     -----------


Net loss                                        $(2,925,559)     $(3,240,323)     $(6,007,820)    $(6,082,503)
                                                ===========      ===========      ===========     ===========

Net loss per common share                       $     (0.26)     $     (0.51)     $     (0.64)    $     (0.95)
                                                ===========      ===========      ===========     ===========


Weighted average number of common
     shares outstanding                          11,082,916        6,406,967        9,435,193       6,390,370
                                                ===========      ===========      ===========     ===========



    The accompanying notes are an integral part of the financial statements.

                                   PROCEPT, INC.

                                                STATEMENTS OF CASH FLOWS
                                                ------------------------
                                                                                   Six Months Ended June 30,

                                                                                1996                     1995
                                                                                ----                     ----
Cash flows from operating activities:
     Net loss                                                             $(6,007,820)            $(6,082,503)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                        607,562                 478,842
         Loss on sale/leaseback                                                    --                   3,270
         Gain on sale of marketable securities                                 (1,359)                     --
     Changes in operating assets and liabilities:
              Accounts receivable                                             (48,106)                     --
              Prepaid expense and other current assets                        (50,197)                  2,015
              Other assets                                                      2,945                  (6,055)
              Accounts payable                                               (182,226)               (414,085)
              Accrued compensation                                             (4,995)                 (7,495)
              Accrued contract research                                       174,063                (152,472)
              Other current liabilities                                       (60,615)                 35,699
              Other noncurrent liabilities                                     16,108                  39,492
              Note payable                                                   (115,851)                     --
              Deferred revenue                                               (850,000)             (2,000,000)
                                                                          -----------             -----------
                  Net cash used in operating activities                    (6,520,491)             (8,103,292)
                                                                          -----------             -----------

Cash flows from investing activities:
     Capital expenditures                                                    (101,510)               (357,501)
     Proceeds from maturity of marketable securities                               --               2,000,000
     Proceeds from sale of marketable securities                            2,004,070                      --
     Purchase of marketable securities                                     (6,989,032)                     --
     Decrease in marketable securities                                        982,751                      --
     Proceeds from sale/leaseback of equipment                                     --                 116,784
     Other investing activities                                               (75,000)                     --
     (Increase) decrease in restricted investments                             53,000                 (85,000)
                                                                          -----------             -----------
                  Net cash provided by (used in)
                      investing activities                                 (4,125,721)              1,674,283
                                                                          -----------             -----------

Cash flows from financing activities:
     Principal payments on capital lease obligations                         (489,057)               (533,442)
     Proceeds from issuance of common stock                                 5,135,714                  77,361
     Proceeds from private placement of stock                              10,403,289                      --
     Proceeds from employee stock purchase plan                                70,722                      --
     Proceeds from sale of common stock warrants                                  220                      --
                                                                          -----------             -----------
                  Net cash provided by (used in)
                      financing activities                                 15,120,888                (456,081)
                                                                          -----------             -----------

Net change in cash and cash equivalents                                     4,474,676              (6,885,090)
Cash and cash equivalents at beginning of period                              565,521               7,449,746
                                                                          -----------             -----------
Cash and cash equivalents at end of period                                $ 5,040,197             $   564,656
                                                                          ===========             ===========

Supplemental disclosures and non-cash transactions:

Interest paid                                                             $    71,252             $   136,821
                                                                          ===========             ===========
Property and equipment acquired under capital leases                               --             $ 1,266,772
                                                                          ===========             ===========

        The accompanying notes are an integral part of the financial statements.

                                PROCEPT, INC.
                        NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
   ---------------------

Plan of Operations
- ------------------
Since its inception the Company has generated no revenue from product sales. The Company has not been profitable since inception and has incurred an accumulated deficit of approximately $43,475,000 through June 30, 1996. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to continuing research and development efforts, preclinical and clinical testing and development of marketing, sales and production capabilities.

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

The accompanying financial statements for the three month and six month periods ended June 30, 1996 and 1995 are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles. The interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 1996 and 1995. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995, which are contained in the Company's 1995 Annual Report on Form 10-K.

2. STOCKHOLDERS' EQUITY
   --------------------

On May 17, 1996, the Company completed a self-managed private placement of Units. Each Unit consisted of one (1) share of the Company's Common Stock and one (1) callable warrant to purchase one (1) share of the Company's Common Stock. The Company received proceeds of $10,954,079 for the issuance of 4,482,519 Units. The Company incurred additional costs in the amount of $550,789 related to this financing which were charged to additional paid-in capital in 1996.

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


3. MARKETABLE SECURITIES
   ---------------------

The marketable securities of the Company, consisting of U.S. Government Agencies and Corporate Obligations, have been classified as available for sale in accordance with SFAS No. 115. Realized gains and losses on dispositions are determined on the specific identification method and are reflected in the statement of operations. Net unrealized gains and losses are recorded directly in a separate stockholders' equity account, except those losses that are deemed to be other than temporary, which losses, if any, are reflected in the statement of operations. Fair values are estimated based upon quoted market prices. The amortized cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and interest and interest are included in interest income.

The realized gains for the marketable securities for the six months ended June 30, 1996 were $1,359. There were no realized gains or losses for the six months ended June 30, 1995. The realized gains and losses for the marketable securities for the twelve months ended December 31, 1995 were immaterial. The contractual maturities of all securities available for sale at June 30, 1996 ranged from 4 to 7 months.

The following table presents the amortized cost, fair value and unrealized holding gains and losses of the marketable securities for the six months ended
June 30, 1996 and 1995 and the year ended December 31, 1995.

                                                            1996
                  ----------------------------------------------------------------------------------------
                                          June 30, 1996

                                                     Amortized                                     Unrealized
                                                       Cost                 Fair Value            Holding Losses
                                                     ---------              ----------            --------------

         Marketable Securities:

                  U.S. Government Agencies:          6,012,030               6,006,157                 (5,873)
                                                     ---------               ---------                 ------
                                                     6,012,030               6,006,157                 (5,873)
                                                     =========               =========                 ======


                                                            1995
                  ----------------------------------------------------------------------------------------
                                      December 31, 1995

                                                     Amortized                                      Unrealized
                                                        Cost                Fair Value             Holding Gains
                                                     ---------              ----------             -------------

         Marketable Securities:

                  Corporate Obligations:             2,004,582               2,005,670                  1,088
                                                     ---------               ---------                -------
                                                     2,004,582               2,005,670                  1,088
                                                     =========               =========                =======


                                          June 30, 1995

                                                     Amortized                                     Unrealized
                                                        Cost                 Fair Value           Holding Gains
                                                     ---------               ----------           -------------

         Marketable Securities:

                  Corporate Obligations:             2,014,877               2,014,940                     63
                                                     ---------               ---------                -------

                  U.S. Treasuries:                   3,975,906               3,978,140                  2,234
                                                     ---------               ---------                -------

                                                     5,990,783               5,993,080                  2,297
                                                     =========               =========                =======


4. RESEARCH COLLABORATIONS
   -----------------------

Effective as of September 1, 1995, the Company's sponsored research agreement with Sandoz Pharma Ltd. was amended to focus the research program on compounds targeting CD4 and its ligand and to limit the research program with respect to compounds that bind to CD2 and its ligand to certain screening activities being conducted by Sandoz through the end of 1995. In connection with this amendment, the research and license fees due for the third year of the research program were reduced from $5 million to $2.2 million. Procept remains eligible to receive $12 million in milestone payments as compounds discovered in these research programs progress through clinical development. Procept recorded $425,000 in revenue in the three month period ended June 30, 1996 under the terms of this agreement.

In January 1996, Procept entered into a Sponsored Research Agreement with VacTex, Inc. ("VacTex"), an entity created by a group of executives and scientists from leading biotechnology companies and academic institutions to provide research services relating to the development of novel vaccines based on discoveries licensed from the Brigham and Women's Hospital and Harvard Medical School. These discoveries shed light on a previously unknown aspect of immunology, the CD1 system of lipid antigen presentation. Under the Sponsored Research Agreement, Procept will conduct specified research tasks on behalf of VacTex for which Procept will receive a combination of cash and equity in VacTex based on the number of full-time equivalent employees of Procept engaged in the research, but subject to maximum cash and stock limits. Procept recorded $75,000 in revenue in the three month period ended June 30, 1996 under terms of this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

Since its inception, the Company has generated no revenues from product sales. The Company is dependent upon research and development collaborations, equity financing and interest on invested funds to provide the working capital required to pursue its intended business activities. The Company has incurred an accumulated deficit of approximately $43,475,000 through June 30, 1996. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to continuing research and development efforts, preclinical and clinical testing and development of marketing, sales and production capabilities.

Three Months Ended June 30, 1996 and 1995

The Company's total revenues decreased to $595,000 in the second quarter of 1996 from $1,172,000 during the same period of 1995, principally as a result of an amendment to the Sandoz Agreement. In the second quarter of 1996, revenues consisted of $425,000 earned under the Sandoz Agreement, $75,000 earned under the VacTex Agreement and $95,000 in interest earned on invested funds. In 1995, second quarter revenues consisted of $1,000,000 earned under the Sandoz Agreement and $172,000 in interest earned on invested funds.

The Company's total operating expenses decreased to $3,521,000 in the second quarter of 1996, from $4,412,000 during the same period in 1995. Research and development expenses decreased 22% to $2,643,000 in the second quarter of 1996 from $3,393,000 in the second quarter of 1995. This expense decrease was due primarily to a decrease in personnel in the Company's research and development organization and their related research costs from the second quarter of 1995 to the same period in 1996. The 11% decrease in general and administrative expenses during the second quarter of 1996 to $849,000 from $953,000 in the second quarter of 1995 reflects a decrease in administrative personnel as well as a lowering of most general and administrative expenses due to cost control measures. Interest expense decreased to $29,000 in the second quarter of 1996 from $65,000 in the second quarter of 1995 as a result of the increase in principal payments and the completion of several contracts under the Company's lease financing arrangements.

Six months ended June 30, 1996 and 1995

The Company's first half 1996 total revenues decreased to $1,147,000 from $2,490,000 during the same period of 1995, principally as a result of a decrease in research revenue from the Sandoz Agreement. In the first half of 1996, revenues consisted of $850,000 earned under the Sandoz Agreement, $150,000 earned under the VacTex Agreement and $147,000 in interest earned on invested funds. In the first half of 1995, revenues consisted of $2,000,000 earned under the Sandoz Agreement, $29,000 earned under a Research Collaboration and License Agreement with Bristol-Myers Squibb, $52,000 in grant revenue and $409,000 in interest earned on invested funds.

The Company's total operating expenses decreased to $7,155,000 in the first half of 1996 from $8,572,000 during the same period in 1995. Research and development expenses decreased 17% to $5,471,000 in the first half of 1996 from $6,556,000 in the first half of 1995. This expense decrease was due primarily to a decrease in personnel in the Company's research and development organization and their related research costs from the second quarter of 1995 to the same period in 1996. The 14% decrease in general and administrative expenses during the first half of 1996 to $1,621,000 from $1,880,000 in the first half of 1995 reflects a decrease in administrative personnel as well as a lowering of most general and administrative expenses due to cost control measures. Interest expense decreased to $63,000 in the first half of 1996 from $136,000 in the first half of 1995 as a result of the increase in principal payments and the completion of several contracts under the Company's lease financing arrangements.

FINANCIAL CONDITION

At June 30, 1996, the Company's aggregate cash, cash equivalents and marketable securities were $11,046,000 a net increase of $8,475,000 since December 31, 1995. The increase in cash is primarily attributable to the completion of the Company's private placement in May 1996 resulting in proceeds of $10,954,000 and follow-on public offering of $5,116,000 offset by $6,368,000 used in operations, principally to fund research and development activities, expenditures for property and equipment of $102,000 and principal payments on capital lease obligations of $489,000.

The Company expects that its current funds, in conjunction with the net proceeds from its Private Placement and follow-on public offering and interest income will be sufficient to fund Procept's financial needs into the second quarter of 1997. Although management continues to pursue additional funding arrangements, no assurance can be given that such financing will be available to the Company. If the Company is unable to enter into an additional corporate collaboration(s) that produce revenue for the Company, or secure additional financing, the Company's financial condition will be materially adversely affected.

The Company's expectations regarding the sufficiency of its sources of cash over future periods is a forward-looking statement. The sufficiency of such resources will be affected by numerous factors including the rate of planned and unplanned expenditures by the Company and the timing of achievement of various milestones in the Company's research and development programs.

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

PART II.  OTHER INFORMATION

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

The Company held its annual meeting of stockholders on Thursday May 16, 1996.
The following tabulates the results of the proposals submitted to a vote of the stockholders:
                                                                                Votes Cast         Abstentions and
                                                        Votes Cast For      Against or Withheld    Broker Non-Votes
                                                        --------------      -------------------    ----------------
1)   Election of Directors

         Nancy S. Amer                                    6,521,435              246,403                    0

         James H. Cavanaugh, Ph.D.                        6,521,435              246,403                    0

         Stanley C. Erck                                  6,521,435              246,403                    0

         Zola P. Horovitz, Ph.D.                          6,521,435              246,403                    0

         Max Link, Ph.D.                                  6,521,435              246,403                    0

         Ellis L. Reinherz, MD..                          6,521,435              246,403                    0

2)   Proposal to amend the Company's
     1989 Stock Plan to increase the
     number of shares of Common Stock
     covered by the plan by 250,000 shares                6,107,680              507,447               38,211

3)   Proposal to amend the Company's
     Certificate of Incorporation to
     increase the number of authorized
     shares of Common Stock from
     12,000,000 to 30,000,000 shares                      6,180,615              444,912               27,811


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits.
                  ---------
                  3.1     Restated Certificate of Incorporation of the Company,
                          as amended by Certificate of Amendment dated May 17,
                          1996.  Filed herewith.
                  27      Financial Data Schedule.  Filed herewith.

         (b)      Reports on Form 8-K.
                  --------------------
                  Current Report dated May 17, 1996 filed with the Securities and Exchange Commission on May 28, 1996 relating to the Company's private placement of Units.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PROCEPT, INC.
                                              (Registrant)




Date:  August 1, 1996                         by: /s/ Michael J. Higgins
                                                  ----------------------
                                                  Michael J. Higgins
                                                  Vice President, Finance
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)


                                EXHIBIT INDEX

Exhibit                                                                    Page
Number            Description                                             Number
- ------            -----------                                             ------

3.1               Restated Certificate of Incorporation of the Company      15
                  as amended by Certificate of Amendment dated
                  May 17, 1996.

27                Financial Data Schedule                                   20
