Form 10-Q
period 1996-09-30
PROCEPT INC
filed 1996-11-14
CIK 885475

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---     EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1996


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---     EXCHANGE ACT OF 1934


           For the transition period from  ____________ to ____________


           Commission File Number:  0-21134


                                  PROCEPT, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)


                     Delaware                                    04-2893483
                     --------                                    ----------
         (State or other jurisdiction of                     (I.R.S.  Employer
         incorporation or organization)                      Identification No.)



 840 Memorial Drive, Cambridge, Massachusetts                      02139
 --------------------------------------------                      -----
 (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (617) 491-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X   NO
                                      ---    ---

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding as of November 13,1996
           -----                            ----------------------------------

Common Stock, $.01 par value                           13,680,399



                    This report includes a total of 16 pages
                        Exhibit Index Appears on Page 15.

                                  PROCEPT, INC.

                                      INDEX
                                      -----


                                                                        Page No.
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets                                               3

                   September 30, 1996 and December 31, 1995

              Statements of Operations                                     4

                   Three months and nine months ended
                      September 30, 1996 and 1995

              Statements of Cash Flows                                     5

                   Nine months ended September 30, 1996 and 1995

              Notes to Financial Statements                                6

     Item 2.  Management's Discussion and Analysis of Financial            10
              Condition and Results of Operations



PART II - OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                             13


SIGNATURES                                                                 14

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

                                  PROCEPT, INC.

                                               BALANCE SHEETS
                                               --------------


                                                                      September 30, 1996   December 31, 1995

                                     ASSETS
Current assets:
    Cash and cash equivalents                                            $  2,386,126         $    565,521
    Other related party receivable, net                                       167,631                   --
    Accounts receivable, net                                                       --                8,944
    Marketable securities (Note 3)                                          5,981,645            2,005,670
    Prepaid expenses and other current assets                                 140,059              147,511
                                                                         ------------         ------------
        Total current assets                                                8,675,461            2,727,646

Property and equipment, net                                                 2,007,900            2,815,320
Restricted investment                                                         469,000              522,000
Deferred financing charges                                                         --              152,773
Other assets                                                                  340,775              178,920
                                                                         ------------         ------------

TOTAL ASSETS                                                             $ 11,493,136         $  6,396,659
                                                                         ============         ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                     $    407,236         $    888,700
    Accrued compensation                                                      148,826              194,115
    Accrued contract research costs                                           394,278              417,353
    Accrued restructuring charges (Note 5)                                    170,142                   --
    Other current liabilities                                                 183,531              366,670
    Current portion of capital lease obligations                              698,779              908,432
    Deferred revenue                                                               --            1,275,000
                                                                         ------------         ------------
        Total current liabilities                                           2,002,792            4,050,270

Capital lease obligations, less current portion                               136,332              634,294
Other noncurrent liabilities                                                  303,568              273,139
Commitments and contingencies
Stockholders' equity (Note 2):
    Common stock, par value $.01 per share; 30,000,000 and                    136,804               64,761
        12,000,000 shares authorized at September 30, 1996 and
        December 31, 1995 respectively; (13,680,399 and 6,476,062
        shares issued and outstanding at September 30, 1996 and
        December 31, 1995, respectively)
    Additional paid-in capital                                             54,960,583           38,882,654
    Receivable from sale of stock                                             (79,508)             (42,107)
    Accumulated deficit                                                   (45,969,316)         (37,467,440)
    Net unrealized gain on securities available for sale (Note 3)               1,881                1,088
                                                                         ------------         ------------

        Total stockholders' equity                                          9,050,444            1,438,956
                                                                         ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 11,493,136         $  6,396,659
                                                                         ============         ============


               The accompanying notes are an integral part of the
                             financial statements.

                                  PROCEPT, INC.

                                               STATEMENTS OF OPERATIONS
                                               ------------------------



                                                        Three Months Ended                   Nine Months Ended
                                                            September 30                        September 30
                                                       1996             1995               1996               1995
                                                       ----             ----               ----               ----

Revenues:
   Research and development revenue under
         collaborative arrangements (Note 4)      $   425,000       $ 1,500,000        $ 1,275,000        $ 3,500,000
   Research and development revenue
         under collaborative arrangements
         with related party (Note 4)                  202,187              --              352,187             28,645
   Revenue from grant                                    --                --                 --               51,600
   Interest income                                    160,611           100,567            307,747            510,034
                                                  -----------       -----------        -----------        -----------

   Total revenues                                     787,798         1,600,567          1,934,934          4,090,279
                                                  -----------       -----------        -----------        -----------


Costs and expenses:
   Research and development                         2,279,974         2,958,554          7,751,247          9,514,345
   General and administrative                         689,583           937,477          2,310,227          2,817,824
   Restructuring charges (Note 5)                     273,324              --              273,324               --
   Interest expense                                    38,973            45,426            102,012            181,504
                                                  -----------       -----------        -----------        -----------

   Total costs and expenses                         3,281,854         3,941,457         10,436,810         12,513,673

Net loss                                          $(2,494,056)      $(2,340,890)       $(8,501,876)       $(8,423,394)
                                                  ===========       ===========        ===========        ===========

Net loss per common share                         $      (.18)      $      (.36)       $      (.79)       $     (1.32)
                                                  ===========       ===========        ===========        ===========

Weighted average number of common
   shares outstanding (Note 2)                     13,557,492         6,434,180         10,819,322          6,405,134
                                                  ===========       ===========        ===========        ===========


               The accompanying notes are an integral part of the
                             financial statements.

                                  PROCEPT, INC.

                                     STATEMENTS OF CASH FLOWS
                                     ------------------------

                                                                                 Nine Months Ended
                                                                                    September 30,

                                                                              1996                 1995
                                                                              ----                 ----

Cash flows from operating activities:
   Net loss                                                               $(8,501,876)        $(8,423,394)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                           924,426             722,628
      (Gain) loss on sale of equipment                                             --               3,270
      (Gain) loss on sale of marketable securities                             (1,359)                 --
      Related party revenue paid in stock                                    (112,500)
   Changes in operating assets and liabilities:
           Accounts receivable                                                  8,944                  --
           Other related party receivable                                    (167,631)                 --
           Prepaid expenses and other current assets                            7,452              41,523
           Other assets                                                       (49,355)            (40,541)
           Accounts payable                                                  (481,464)           (938,272)
           Accrued compensation                                               (45,289)             (7,495)
           Accrued contract research                                          (23,075)           (148,608)
           Accrued restructuring charges                                      170,142                  --
           Other current liabilities                                         (183,139)             53,120
           Deferred revenue                                                (1,275,000)         (1,300,000)
           Other non-current liabilities                                       30,429              51,614
                                                                          -----------         -----------
              Net cash used in operating activities                        (9,699,295)         (9,986,155)
                                                                          -----------         -----------

Cash flows from investing activities:
   Capital expenditures                                                      (101,510)           (426,287)
   Proceeds from sale/leaseback of equipment                                       --             116,784
   (Increase) decrease in restricted investments                               53,000             (85,000)
   Purchase of marketable securities                                       (6,989,032)                 --
   Proceeds from sale of marketable securities                              2,004,070           3,987,596
   Proceeds from maturity of marketable securities                          1,000,000           2,000,000
                                                                          -----------         -----------
              Net cash (used in) provided by investing activities          (4,033,472)          5,593,093
                                                                          -----------         -----------

Cash flows from financing activities:
   Principal payments on capital lease obligations                           (707,615)           (800,712)
   Proceeds from issuance of common stock                                   4,982,941             175,508
   Proceeds from the private placement of stock                            11,028,289                  --
   Proceeds from employee stock purchase plan                                  96,764                  --
   Deferred financing charges                                                 152,773                  --
   Proceeds from issuance of common stock warrants                                220                 300
                                                                          -----------         -----------
              Net cash provided by (used in) financing activities          15,553,372            (624,904)
                                                                          -----------         -----------

Net change in cash and cash equivalents                                     1,820,605          (5,017,966)
Cash and cash equivalents at beginning of period                              565,521           7,449,746
                                                                          -----------         -----------
Cash and cash equivalents at end of period                                  2,386,126         $ 2,431,780
                                                                          ===========         ===========

Supplemental disclosures and non-cash transactions:

Interest paid                                                             $   110,225         $   182,257
                                                                          ===========         ===========

Property and equipment purchased under capital leases                     $        --         $ 1,266,772
                                                                          ===========         ===========


               The accompanying notes are an integral part of the
                             financial statements.

                                  PROCEPT, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
    ---------------------

Plan of Operations
------------------

Since its inception the Company has generated no revenue from product sales. The Company has not been profitable since inception and has incurred an accumulated deficit of approximately $45,969,000 through September 30, 1996. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs. The Company expects to incur significant additional operating losses over the next several years and expects the accumulated deficit to increase substantially due to continuing research and development efforts, preclinical and clinical testing and development of marketing, sales and production capabilities.

Because of its continuing losses from operations, the Company will be required to obtain additional funds in the short term to satisfy its ongoing capital needs and to continue operations. Although management continues to pursue additional funding and/or strategic partnering arrangements there can be no assurance that additional funding will be available from any of these sources or, if available, be available on acceptable or affordable terms. If the Company is unable to obtain financing on acceptable terms in order to maintain operations through the next fiscal year, it could be forced to curtail or discontinue its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying financial statements for the three month and nine month periods ended September 30, 1996 and 1995 are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles. The interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 1996 and 1995. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995, which are contained in the Company's 1995 Annual Report on Form 10-K.

2.   STOCKHOLDERS' EQUITY
     --------------------

On May 17, 1996, the Company completed a self-managed private placement of Units. Each Unit consisted of one (1) share of the Company's Common Stock and one (1) callable warrant to purchase one (1) share of the Company's Common Stock. The Company received gross proceeds of $11,579,079 for the issuance of 4,738,274 Units. The Company incurred costs in the amount of $550,789 related to this financing which were charged to additional paid-in capital in 1996.

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



3.   MARKETABLE SECURITIES
     ---------------------

The marketable securities of the Company, consisting of U.S. Government Agencies and Corporate Obligations, have been classified as available for sale in accordance with SFAS No. 115. Realized gains and losses on dispositions are determined on the specific identification method and are reflected in the statement of operations. Net unrealized gains and losses are recorded directly in a separate stockholders' equity account, except those losses that are deemed to be other than temporary, which losses, if any, are reflected in the statement of operations. Fair values are estimated based upon quoted market prices. The amortized cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income.

There were no realized gains or losses for the nine months ended September 30, 1995. The realized gains and losses for the marketable securities for the twelve months ended December 31, 1995 were immaterial. The contractual maturity of the securities available for sale at September 30, 1996 ranged from 1 to 4 months.


The following table presents the amortized cost, fair value and unrealized holding gains and losses of the marketable securities for the nine months ended
September 30, 1996 and 1995 and the year ended December 31, 1995.

                                                       1996
             ----------------------------------------------------------------------------------------
                             September 30, 1996

                                           Amortized                                      Unrealized
                                             Cost                  Fair Value            Holding Gain
                                             ----                  ----------            ------------

 Marketable Securities:

          U.S. Government Agencies:          5,979,764               5,981,645                  1,881
                                             ---------               ---------                  -----
                                             5,979,764               5,981,645                  1,881
                                             =========               =========                  =====


                                                       1995
             ----------------------------------------------------------------------------------------
                              December 31, 1995

                                           Amortized                                     Unrealized
                                             Cost                  Fair Value           Holding Gains
                                             ----                  ----------           -------------

 Marketable Securities:

          Corporate Obligations:             2,004,582               2,005,670                  1,088
                                             ---------               ---------                  -----
                                             2,004,582               2,005,670                  1,088
                                             =========               =========                  =====

4.   RESEARCH COLLABORATIONS
     -----------------------

Effective as of September 1, 1995, the Company's sponsored research agreement with Sandoz Pharma Ltd. was amended to focus the research program on compounds targeting CD4 and its ligand and to limit the research program with respect to compounds that bind to CD2 and its ligand to certain screening activities being conducted by Sandoz through the end of 1995. In connection with this amendment, the research and license fees due for the third year of the research program ending September 30, 1996 were reduced from $5 million to $2.2 million. Procept remains eligible to receive $12 million in milestone payments as compounds discovered in these research programs progress through clinical development. Procept recorded $425,000 in revenue in the three month period ended September 30, 1996 under the terms of this agreement.

In January 1996, Procept entered into a Sponsored Research Agreement with VacTex, Inc. ("VacTex"), an entity created by a group of executives and scientists from leading biotechnology companies and academic institutions to provide research services relating to the development of novel vaccines based on discoveries licensed from the Brigham and Women's Hospital and Harvard Medical School. These discoveries shed light on a previously unknown aspect of immunology, the CD1 system of lipid antigen presentation. Under the Sponsored Research Agreement, Procept will conduct specified research tasks on behalf of VacTex for which Procept will receive a combination of cash and equity in VacTex based on the number of full-time equivalent employees of Procept engaged in the research, but subject to maximum cash and stock limits. Procept recorded $202,187 in revenue in the three month period ended September 30, 1996 under terms of this agreement.

5.   RESTRUCTURING
     -------------

On September 1, 1996, the Company's management proposed and the Company's Board of Directors approved a restructuring plan which was effected on September 9, 1996.

The restructuring resulted in twenty employees of the Company being terminated. The amount of termination benefits accrued and charged to restructuring costs in the statement of operations for the three and nine month periods ended September 30, 1996 was $273,324. Almost all of the employees terminated were from the Company's research organization. The amount of termination benefits paid and charged against the liability for the three and nine month periods ended September 30, 1996 was $103,182.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

Since its inception, the Company has generated no revenues from product sales. The Company is dependent upon research and development collaborations, equity financing and interest on invested funds to provide the working capital required to pursue its intended business activities. The Company has incurred an accumulated deficit of approximately $45,969,000 through September 30, 1996. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs. The Company expects to incur significant additional operating losses over the next several years and expects the accumulated deficit to increase substantially due to continuing research and development efforts, preclinical and clinical testing and development of marketing, sales and production capabilities.


Three Months Ended September 30, 1996 and 1995


The Company's total revenues decreased to $788,000 in the third quarter of 1996 from $1,601,000 during the same period of 1995, principally as a result of an amendment to the Sandoz Agreement which reduced the license fees under that Agreement. In the third quarter of 1996, revenues consisted of $425,000 earned under the Sandoz Agreement, $202,000 earned under the VacTex Agreement and $161,000 in interest earned on invested funds. In 1995, third quarter revenues consisted of $1,500,000 earned under the Sandoz Agreement and $101,000 in interest earned on invested funds.

The Company's total operating expenses decreased to $3,282,000 in the third quarter of 1996, from $3,941,000 during the same period in 1995. Research and development expenses decreased 23% to $2,280,000 in the third quarter of 1996 from $2,959,000 in the second quarter of 1995. This expense decrease was due primarily to a decrease in personnel in the Company's research and development organization and their related research costs from the third quarter of 1995 to the same period in 1996. The 26% decrease in general and administrative expenses during the third quarter of 1996 to $690,000 from $937,000 in the third quarter of 1995 reflects a decrease in administrative personnel as well as a lowering of most general and administrative expenses due to cost control measures. The Company incurred charges of $273,000 related to the restructuring of its research operations during the third quarter of 1996. There were no charges of this nature in the third quarter of 1995. Interest expense decreased to $39,000 in the third quarter of 1996 from $45,000 in the third quarter of 1995 as a result of the increase in principal payments and the completion of several contracts under the Company's lease financing arrangements.

Nine months ended September 30, 1996 and 1995


The Company's nine month 1996 total revenues decreased to $1,935,000 from $4,090,000 during the same period of 1995, principally as a result of a decrease in research revenue from the Sandoz Agreement. In the nine months of 1996, revenues consisted of $1,275,000 earned under the Sandoz Agreement, $352,000 earned under the VacTex Agreement and $308,000 in interest earned on invested funds. In the nine months of 1995, revenues consisted of $3,500,000 earned under the Sandoz Agreement, $29,000 earned under a Research Collaboration and License Agreement with Bristol-Myers Squibb, $52,000 in grant revenue and $510,000 in interest earned on invested funds.

The Company's total operating expenses decreased to $10,437,000 in the nine months of 1996 from $12,514,000 during the same period in 1995. Research and development expenses decreased 19% to $7,751,000 in the nine months of 1996 from $9,514,000 in the nine months of 1995. This expense decrease was due primarily to a decrease in personnel in the Company's research and development organization and their related research costs from the third quarter of 1995 to the same period in 1996. The 18% decrease in general and administrative expenses during the nine months of 1996 to $2,310,000 from $2,818,000 in the nine months of 1995 reflects a decrease in administrative personnel as well as a lowering of most general and administrative expenses due to cost control measures. The Company incurred charges of $273,000 related to the restructuring of its research operations in the nine months of 1996. No costs of this nature were incurred in 1995. Interest expense decreased to $102,000 in the nine months of 1996 from $182,000 in the nine months of 1995 as a result of the increase in principal payments and the completion of several contracts under the Company's lease financing arrangements.


LIQUIDITY AND CAPITAL RESOURCES


At September 30, 1996, the Company's aggregate cash, cash equivalents and marketable securities were $8,368,000, a net increase of $5,797,000 since December 31, 1995. The increase in cash is primarily attributable to the completion of the Company's private placement in May 1996 resulting in proceeds of $11,579,000 and follow-on public offering of $5,116,000 in February 1996 offset by $9,431,000 used in operations, principally to fund research and development activities, expenditures for property and equipment of $102,000 and principal payments on capital lease obligations of $708,000.

The Company expects that its current funds, in conjunction with revenues from its collaboration with VacTex and interest income will be sufficient to fund Procept's financial needs into the fourth quarter of 1997. Although management continues to pursue additional funding arrangements, no assurance can be given that such financing will be available to the Company. If the Company is unable to enter into an additional corporate collaboration(s) that produce revenue for the Company, or secure additional financing, the Company's financial condition will be materially adversely affected.

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


RECENT DEVELOPMENTS


Major corporate events for the three month period ended September 30, 1996 included the restructuring of the Company's research and development operations and the announcement of a new development program. In addition, the Company's Phase I/II PRO 2000 trial continued to progress through the clinic.

On September 9, 1996 the Company announced that it would focus on the development of drug candidates for the prevention of HIV infection, two programs for immunosuppressives and a program for infectious diseases. In narrowing its research focus and reducing staff by approximately 30% to forty employees, the Company expects to significantly reduce is cash burn rate.

On September 10, 1996, the Company announced plans to develop PRO 2000 gel as a topical microbicide for the prevention of HIV infection and other sexually transmitted diseases. The Company plans to begin Phase I clinical studies with PRO 2000 gel during the fourth quarter of 1996.

The PRO 2000 systemic trial, being conducted at the St. Pierre Hospital of the Free University of Brussels, Belgium, is nearing its mid-point. The Company has completed dosing two of the four escalating dose groups, and, depending on the analysis of data from these groups, currently expects to complete dosing during the first half of 1997.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          (a)   Exhibits.
                ---------

                27    Financial Data Schedule.  Filed herewith.


          (b)   Reports on Form 8-K.
                --------------------

                Current Report dated September 9, 1996 filed with the Securities and Exchange Commission on September 18, 1996 relating to the Company's restructuring of its research operations and the Company's plans to develop a topical microbicide.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PROCEPT, INC.
                                         (Registrant)




Date:  November 13, 1996                 by: /s/ Michael J. Higgins
                                             -----------------------------
                                             Michael J. Higgins
                                             Vice President, Finance
                                             Chief Financial Officer
                                             (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit                                                                Page
Number                          Description                            Number
------                          -----------                            ------


27                              Financial Data Schedule                16