Form 10-K
period 1996-12-31
PROCEPT INC
filed 1997-03-31
CIK 885475

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


 X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---     ACT OF 1934

        For the fiscal year ended December 31, 1996

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from  ____________ to ____________

        Commission File Number:  0-21134

                                  Procept, Inc.
             (Exact name of registrant as specified in its charter)

                     Delaware                               04-2893483
         (State or other jurisdiction of                 (I.R.S.  Employer
         incorporation or organization)                  Identification No.)


840 Memorial Drive, Cambridge, Massachusetts                  02139
--------------------------------------------                  -----
     (Address of principal executive offices)                (zip code)


Registrant's telephone number, including area code:  (617) 491-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES_X_   NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this
Form 10-K.   [X]


The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 1996 was $13,222,987.


The number of shares of the registrant's common stock outstanding as of March 24, 1997 was 13,771,868

                      Documents incorporated by reference:
             Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission relative to the 1997 Annual Meeting of Stockholders are incorporated by reference into
                            Part III of this report.

                                     PART I


ITEM 1.  BUSINESS.


CORPORATE SUMMARY

Procept, Inc. ("Procept" or the "Company") is a biopharmaceutical company engaged in the discovery and development of novel drugs for the treatment or prevention of: (i) autoimmune diseases and organ transplant rejection and (ii) infectious diseases, particularly AIDS and tuberculosis. The Company is currently pursuing five principal research and product development programs in these areas.

The Company's lead product candidate, PRO 2000, is currently being evaluated in Phase I human clinical trials as a vaginal topical microbicide to prevent transmission of HIV-1 and other sexually transmitted disease ("STD") pathogens. Topical microbicides are designed to provide a chemical barrier to infection and their development is now a high priority of the U.S. Government and international agencies. As currently scheduled, Phase I clinical trials in Antwerp, Belgium and in London, U.K. will be completed during the first half of 1997.

In addition to its PRO 2000 clinical development program, Procept is pursuing four research programs that leverage the Company's expertise in T cell biology. With respect to its three immunosuppression programs, Procept targets the CD4 receptor, the CD2 receptor and an intracellular T cell enzyme. In the area of infectious disease, the Company is investigating the CD1 receptor system and its role in tuberculosis.

Procept was founded on the basis of its knowledge in areas of cellular immunology tied to a powerful platform technology centered on nuclear magnetic resonance ("NMR") spectroscopy. Its immunology expertise derives from the laboratories of scientists at Harvard who were the first to characterize the CD2 receptor on T cells and to fully characterize both the MHC-recognition domain and the viral binding domain of the CD4 receptor borne by T cells. In the area of immunosuppression, Procept continues to identify important new drug targets involving the immune system. Procept also has accomplished, well-trained personnel and outstanding laboratory facilities, including powerful NMR equipment. These assets are now being leveraged by melding NMR with drug screening technology, providing the Company with the potential of designing compounds with the efficacy of large molecules but with the delivery advantage of small molecules.

PROCEPT'S TECHNOLOGY AND DRUG DEVELOPMENT STRATEGY

The Company's approach to drug development is to (i) identify T cell drug targets that are important in the regulation of the immune system, (ii) clone express and purify these drug targets, (iii) determine the three-dimensional structures and active sites of these proteins using x-ray crystallography and NMR spectroscopy, (iv) employ proprietary high-throughput molecular, cellular, and NMR-based screening assays to identify potential lead compounds and (v) optimize lead compounds using medicinal chemistry as well as structure-based design techniques.

[typeset representation of flow chart]

                                     T-cell
                                    Biology
                                       |
                                       |
                                       |
                                       |
       ----------------------------------------------------------
           |              |                      |              |
           |              |                      |              |
Targets    |        Intracellular                |              |
          CD1           Enzyme                  CD2            CD4
           |              |                      |              |
           |              |                      |              |
           |              |                      |       ----------------
           |              |                      |       |              |
           |              |                      |       |              |
           |              |                      |       |              |
          -----------------------------------------------------------------
Tools   Medicinal Chemistry, Screening, Structure Determination, "SAR by NMR"
         -----------------------------------------------------------------
           |              |                      |              |
           |              |                      |              |
           |              |                      |              |
           |              |                      |              |
          \/             \/                     \/              \/
Drugs   Lipid TB             Immunosuppressive               PRO 2000
        Vaccine                                              Antiviral
                                                                |
                                                                |
                                                         --------------
                                                         |            |
                                                         |            |
                                                        \/            \/
                                                   Systemic HIV    Topical STD
                                                     Therapy          Barrier

--------------------------------------------------------------------------------
      Preclinical Development                           Clinical Trials
--------------------------------------------------------------------------------

[end chart]

IMMUNE SYSTEM OVERVIEW

The immune system is composed of a complex variety of cells, each with a specialized function, that contributes to the defense of the body by responding to infectious agents. This immune response involves a sequence of events, beginning with the recognition of foreign substances, known as antigens, by lymphocytes, a type of white blood cell. Antigen-presenting cells are another type of cell which, through their surface protein, the Major Histocompatibility Complex ("MHC") or CD1 receptor, non-specifically recognize antigens and present them to T cells, the "command center" of the immune system. In contrast to antigen-presenting cells, T cells recognize specific antigens, become activated and rapidly divide, producing an army of cells to fight foreign invasion. Activated T cells either engage in the direct killing of infected cells or in the secretion of lymphokines which recruit other cell types to respond. Together, T cells and antigen-presenting cells provide the immune system with the specificity and flexibility to respond to a wide array of infectious agents.

PROCEPT'S DRUG DEVELOPMENT TARGETS


Fundamental to research at Procept is a detailed knowledge of the T cell and its role in the normal function of the immune system. With respect to its immunosuppressive programs, Procept targets immune cell receptors (including CD2 & CD4) and intracellular T cell enzymes. In its infectious disease programs, the Company has utilized its knowledge of the CD4 receptor system and has developed an understanding of the CD1 receptor system.


Immune cell receptors are proteins, found on the surface of immune system cells, that play a role in the antigen recognition process. These receptors perform a variety of functions including cell-to-cell communication and identification of foreign antigens. Normally, these functions endow these receptors with the ability to modulate the body's immune response, and in many cases these receptors have been shown to play a critical role as biological pathways leading to initiation of the immune response. When the system does not function properly, however, or is stimulated inappropriately, a multitude of autoimmune disorders may result. One of these receptors, CD4, is also known to be the major portal of entry for HIV, the virus that causes AIDS.


Procept's approach to developing drugs to prevent immune system disorders is to gain an understanding of the role that certain T cell receptors and intracellular enzymes play in the antigen recognition process. Procept has focused on two types of receptors that play a key role in this process: CD4 and CD2. In addition to T cell receptors and enzymes, Procept is studying the CD1 receptor system, which activates T cells by lipid antigen presentation. These receptors are involved in the very first events of immune system stimulation and can be used as targets for therapies that would allow physicians to treat the cause of immune system disorders such as AIDS, rheumatoid arthritis, insulin-dependent diabetes, multiple sclerosis, lupus, psoriasis and contact dermatitis, and infectious diseases such as tuberculosis, leprosy and malaria, not just the symptoms of such disorders and diseases.


PROCEPT'S DRUG DEVELOPMENT TOOLS

SAR by NMR
Since 1990, Procept has been developing the tools that allow it to capitalize on an exciting new approach to drug discovery, Structure Activity Relationship by NMR ("SAR by NMR"). To date, it has been difficult to obtain small molecule inhibitors of protein-protein interactions, including receptors of the immunoglobulin (Ig) super-family. The potential strength of SAR by NMR lies in the ability to identify small molecule fragments that bind very weakly to the protein, followed by enhancement of affinity through site optimization and linking of adjacent fragments. The successful application of this new approach to Ig-like receptors such as CD4 and CD2 would be a significant advance in drug discovery. Procept has acquired the sophisticated instrumentation and staff necessary for this program, has determined the three-dimensional structure of important drug targets, and has a growing library of low molecular weight compounds to screen for drug leads.

Compound Profiling Expertise
Procept currently utilizes a comprehensive battery of in vitro and in vivo assays designed to identify and improve upon immunosuppressive compounds. These assays focus on a given compound's ability to inhibit the activation of T cells. T cell activation serves as the initiating step in specific immune/inflammatory reactions. In pathological situations, such as autoimmune disease and organ or bone marrow transplant rejection, unwanted T cell activation can lead to tissue damage. Procept is able to quickly assess the effectiveness of selected compounds in in vivo models for conditions of commercial importance, including arthritis, multiple sclerosis, and organ transplant rejection.

PROCEPT'S DRUG DEVELOPMENT PROGRAMS

The Company has five research and development programs in various stages of development and is developing two drug development platform technologies. The following chart summarizes the target and status of each of the Company's five drug development programs.


                                                                       Status
                                                                       ------
Program                   Disease Targets                              Discovery | Research | Preclinical | Clinical
-------                   ---------------                              ---------------------------------------------

PRO 2000 Gel              AIDS                                         ----------------------------------------

CD4                       Autoimmune diseases/transplant rejection     ------------------

CD2                       Autoimmune diseases/transplant rejection     ------------------

T Cell Enzyme             Autoimmune diseases/transplant rejection     ------------------

CD1                       Intracellular infectious diseases            ----------------


IMMUNOSUPPRESSION DRUG DEVELOPMENT PROGRAMS


CD4 Receptor Program
Procept believes that molecules that inhibit CD4 receptor function will provide fundamentally new approaches to immunosuppressive therapy. The CD4 molecule functions as a "co-receptor" for the antigen-specific T cell receptor, or TCR, during the immunological activation of T cells. CD4+ T cells play a major role in the induction of graft rejection and autoimmune disease. Current T cell-targeted drugs (such as cyclosporine) are potent immunosuppressives, but suffer from severe side effects unrelated to their T cell activity. Thus, there is a clear need for new and novel T cell-targeted therapies. The CD4 molecule is also the receptor which binds the HIV-1 envelope protein gp120, thereby allowing the infection of CD4-bearing T cells. Procept scientists and their collaborators were the first to solve the three-dimensional structure of CD4, and have recently used Procept's NMR capability to derive proprietary structural information useful in a drug discovery approach.


The combination of Procept's structural and bioassay tools make the Company a leader in CD4-targeted drug discovery. These tools include:

[bullet] The ability to produce large quantities of recombinant protein reagents.

[bullet] Molecular assays (ELISA type and biophysical type) for detecting and quantitating the binding of compounds to CD4, and for characterizing their ability to inhibit the interaction of CD4 with its ligands.

[bullet] Cell-based assays to screen for inhibitors of CD4/class II dependent function (e.g. cell-cell adhesion, T cell signaling, T cell proliferation). Also, cell based assays to screen for inhibitors of CD4-dependent HIV infection.

[bullet] Proprietary information on the solution NMR structure, and crystal structure, of human 2-domain CD4.


[bullet] Extensive knowledge of sites of interaction of CD4 with both MHC class II and HIV gp120, as determined by site directed mutagenesis.


[bullet] The capability to define details of CD4/inhibitor interactions at the molecular level by NMR and crystallography.

CD2 Receptor Program
Procept was also the first to determine the three-dimensional structure of human CD2. CD2 has recently been shown to play key roles in activating the immune system and in the breaking of immunological anergy or tolerance. As with CD4, the Company has initiated a drug discovery program using a combination of high throughput screening and SAR by NMR to identify small molecules that inhibit CD2 function and thereby promote selective immunosuppression. Procept has an extremely strong drug discovery "tool kit" for CD2, including proprietary structural knowledge, robust receptor-based molecular drug screens and scientific depth in T cell immunology, making it a leader in targeting drugs to this receptor. Such molecules are expected to be effective in preventing graft rejection and treating autoimmune disease.

Procept has achieved significant milestones in the area of CD2-targeted drug discovery. These achievements include:


[bullet] The production of large quantities of recombinant protein reagents, including glycosylated soluble CD2 receptor, CD58 receptor and chimeric proteins.

[bullet] Development of a novel and robust ELISA-type molecular assay to screen directly for inhibitors of the CD2/CD58 interaction. This assay is capable of high-throughput, and accurately mimics the targeted in vivo interaction.

[bullet] Establishment of cell lines and a panel of cellular screening assays to assist in the characterization of lead molecules - certain of these functional assays may also be suitable for use in high-throughput screening.

[bullet] Development of hybridomas and tools for the production of monoclonal antibodies with the appropriate biological properties.

[bullet] Determination of the proprietary 3D structure and active site data for human CD2, and the capability to define details of CD2/inhibitor interactions at the molecular level by (750 MHz) NMR.

[bullet] Murine models to investigate the ability of CD2 inhibitors to perturb immune cell function in vivo, to profile analogs, and to evaluate pharmacological properties.



New T cell target:  Intracellular Enzyme
Procept has initiated work on a new therapeutic target that takes advantage of the Company's extensive experience in T cell biology. Rather than targeting a T cell surface receptor, the new program focuses on an intracellular enzyme. This enzyme is now known to be critical for T cell division (expansion of "angry" T cell populations), making it a good target for intervention in transplantation and autoimmune disease. Procept has cloned and expressed the human enzyme. A screening system which uses the recombinant enzyme is in place, and first generation inhibitors have been identified.



INFECTIOUS DISEASE DRUG DEVELOPMENT PROGRAMS

PRO 2000 Topical Microbicide
By being the first to determine the three-dimensional structure of human CD4, Procept's scientists laid the groundwork for a proprietary drug discovery program to identify small molecules that inhibit the binding of HIV-1 to CD4. Preclinical studies demonstrate that the Company's lead compound, PRO 2000, binds with high affinity (~20 nM) to the binding domain on CD4 for HIV without any measurable side-effect on immunological function.

PRO 2000, as a topically administered gel, is currently under development as a female-controlled broad spectrum preventative for sexually transmitted diseases, including HIV. Worldwide, approximately 70% of HIV transmission occurs through heterosexual intercourse. Condoms can provide an effective barrier, but are not used consistently due to their inconvenience and control by the male partner. Procept has developed a topical formulation of PRO 2000 that is in Phase I clinical testing as a vaginal gel. Preclinical studies demonstrate that PRO 2000 is a more effective anti-HIV agent than nonoxynol-9. In addition, in vitro preclinical studies have demonstrated that PRO 2000 is potent against other sexually transmitted agents such as herpes simplex type 1, herpes simplex type 2 and cytomegalovirus. Activity against other STDs is currently under evaluation.


Phase I clinical trials to assess vaginal irritation in healthy female volunteers began in January, 1997 in Antwerp, Belgium (Institute of Tropical Medicine) and London, U.K. (St. Mary's Hospital). If the gels are well tolerated, Procept plans to conduct a series of Phase I/II studies to assess safety in diverse populations, including groups at high risk for STD infection. This would be followed by a Phase III trial to evaluate efficacy. Discussions are underway with the National Institutes of Health and the British Medical Research Council ("MRC") to secure support for the clinical program.


The Company's intentions with respect to the further development of PRO 2000 Gel are forward looking statements, based on current management expectations. Factors that could cause such expectations to change, resulting in the delay or cancellation of the PRO 2000 research program and related preclinical and clinical studies include the following: the availability of financing for the Company's continued research operations; technical risks associated with the development of PRO 2000; changes in regulatory requirements; anticipated market acceptance of such new drug; and competitive factors and pricing pressures.

PRO 2000 Systemic Study
In September 1996, the Company began a Phase I/II study in Brussels, Belgium to evaluate PRO 2000 as an injectable drug to treat HIV positive patients. In this study, eight patients were administered drug intravenously. Although no side-effects were observed, the Company has decided to postpone, indefinitely, the development of this formulation and to concentrate all of its efforts on the clinical development of PRO 2000 as a topical microbicide. This decision was made based on several factors, including: 1) the rapid progress to date in the development of PRO 2000 as a topical microbicide, 2) the ability to clearly differentiate PRO 2000 gel as a leading drug candidate, 3) the rapidly changing competitive environment for systemic drugs to treat AIDS, and 4) a mandate to focus its efforts on its highest priority drug discovery programs.


CD1 Receptor
In January 1996, Procept entered into a sponsored research agreement with VacTex, Inc. ("VacTex") to develop novel vaccines based on the CD1 antigen presentation system. The program, conducted in conjunction with Dr. Michael Brenner at Brigham & Women's Hospital and Harvard Medical School, focuses on a novel receptor system for presentation of lipid antigens from infectious disease pathogens. This CD1 receptor system is thought to be critical in mediating the immune response to Tuberculosis bacteria ("TB") and other related bacteria.
TB kills more people than any other infectious agent. Over a third of the world's population is infected with this bacterium. There is now no cure for some multidrug resistant TB strains, and the current vaccine has been ineffective in stopping the epidemic. VacTex is funding vaccine studies in in vivo models involving presentation of lipids by the novel CD1 system.

Procept and VacTex have put in place a strong CD1 receptor/TB vaccine research program:

[bullet] Studies are underway to determine which lipids would be the most useful vaccine antigens, and to further clarify exactly how lipid antigens stimulate T cells through via CD1 receptor.

[bullet] Vaccine studies in an in vivo model of TB are underway. These employ CD1-presented lipids isolated from TB bacterial cell walls as the primary antigen.

[bullet] Data from these studies will eventually be used to extend the CD1 receptor approach to other parasitic disease such as malaria, and to autoimmune diseases such as multiple sclerosis which appears to have a CD1 antigen presentation component.


DRUG DISCOVERY TOOLS

SAR by NMR

Recently, Procept scientists, in collaboration with the laboratory of Gerhard Wagner of Harvard University, solved the three-dimensional structure of w-terminal 2-domain CD4. This structure encompasses the binding regions of CD4 to MHC Class II and to the gp120 domain of HIV. The extensive set of CD4 resonance assignments obtained from this work will allow application of the new SAR by NMR approach to the discovery of novel drug leads. To date, it has been difficult to obtain small molecule inhibitors of protein-protein interactions, including receptors of the immunoglobulin (Ig) super-family. The potential strength of SAR by NMR lies in the ability to identify small molecule fragments that bind very weakly to the protein (mM affinity), followed by enhancement of affinity through site optimization and linking of adjacent fragments. The successful application of this new approach to Ig-like receptors such as CD4 would be a major advance in drug discovery.

Procept scientists, in collaboration with the laboratory of Ellis Reinherz of the Dana-Farber Cancer Institute, have also determined essential binding sites on CD4 (for MHC II and gp120) using site-directed mutagenesis. This information will help to establish the functional significance of small molecule binding sites on CD4 which have been identified using SAR by NMR.

Because of the biological/clinical importance of CD4 and CD2, and because of the significant "tool kits" the Company has developed, Procept believes that CD2 and CD4 are excellent targets for the SAR by NMR approach. Moreover, success with these targets could lead to an important new platform technology with far broader application to new drug discovery.


IMMUNOSUPPRESSIVE COMPOUND PROFILING EXPERTISE AT PROCEPT

Rationale and Approach
Procept currently utilizes a comprehensive battery of in vitro and in vivo assays designed to identify and improve upon immunosuppressive compounds. These assays focus on a given compound's ability to inhibit the activation of T cells. T cell activation serves as the initiating step in specific immune/inflammatory reactions. In pathological situations, such as autoimmune disease and organ or bone marrow transplant rejection, unwanted T cell activation can lead to tissue damage. Taking advantage of a broad array of in-house assays, Procept is developing low molecular weight molecules which are capable of inhibiting T cell activation. In addition, these assays have been and will continue to be used to test the biological activities of compounds identified in cell-free molecular screens such as the CD2/CD58 ELISA, or SAR by NMR.

Additional Profiling Tools
Procept has in place the expertise and experimental systems to analyze the effects of a given compound on T cell cytokine production, cytokine receptor expression, cytokine/receptor interactions, cell cycle status, anergy/tolerance induction, and protein kinase activity. These in vitro assays of T cell activation are useful in optimization of an immunosuppressive compound's activity profile. Procept also has in place the expertise to evaluate oral bioavailability and pharmacokinetic parameters.



MARKET OPPORTUNITY

Procept's scientists believe that gaining control over the activity of T cells will permit control of the disease progression at its initiation, long before the cascade of lymphokines and massive proliferation of T cells. Procept is exploiting its knowledge of the functions of the immune system and the role of receptors on the surface of immune system cells to design therapeutic drugs based on molecules targeted for AIDS and other viral diseases, autoimmune diseases such as rheumatoid arthritis and insulin-dependent diabetes and organ and bone marrow transplant rejection. The drugs currently on the market for these diseases in general provide only symptomatic relief and have significant limitations, including adverse side effects or limited efficacy. The following chart summarizes the estimated patient populations for certain medical conditions. There can be no assurance that the market size estimates for the indications the Company hopes to address with its products under research will reflect the actual market size at the time the Company's products, if any, are being marketed.
                                                      U.S. Patient Population
                                                      -----------------------

         HIV..........................................       900,000
         Autoimmune Disease
              Rheumatoid Arthritis....................     2,000,000
              Insulin-Dependent Diabetes..............       700,000
              SLE (Lupus).............................     1,400,000
              Psoriasis...............................     1,000,000
         Transplant Rejection.........................        18,000

AIDS
AIDS is an infectious disease caused by HIV infection and leads to severe, life-threatening impairment of the immune system. HIV causes immunosuppression by attacking and destroying T cells, which coordinate much of the network of normal immune responses. HIV infection usually leads to AIDS, although progression to symptomatic disease may take many years.

The Centers for Disease Control recently estimated that there are approximately 200,000 individuals with AIDS in the United States. Up to 900,000 people in the United States are estimated to be infected by HIV.


Autoimmune Disease
Autoimmune disease is caused by an overactive immune system, in which the body's defense system mistakenly identifies "self" as "foreign" and mounts a destructive attack against its own tissues. The most wide-spread chronic autoimmune disease is rheumatoid arthritis, in which the immune system attacks the joint tissue resulting in destruction of the body's joints, anatomical changes in the hands and feet, joint swelling and chronic pain. Other autoimmune diseases include insulin-dependent diabetes, in which the immune system attacks the specialized pancreas cells (beta cells) that produce insulin, systemic lupus erythematosus ("lupus") in which the immune system attacks the skin, joints, kidneys and other organs of the body, and psoriasis in which the immune system attacks skin and other tissues. Rheumatoid arthritis is estimated to affect more than 2.0 million people in the United States. Insulin-dependent diabetes is estimated to afflict approximately 700,000 people in the United States who require daily insulin injections. Lupus is estimated to affect approximately 1.4 million people in the United States. Approximately 5.0 million people in the United States suffer from psoriasis with about 1.0 million moderate-to-severe cases. Current treatments for autoimmune diseases focus on the alleviation of the symptoms of these diseases but do not affect the disease initiation and progression.

Transplant Rejection
Transplant rejection results from an immune response involving T cells in which the immune system recognizes the transplanted organ as "foreign". Bone marrow and organ transplants, skin grafts and related procedures are now limited by the lack of availability of drugs that specifically suppress the part of the immune system involved in transplant rejection. Rejection episodes occur in a majority of the approximately 18,000 organ transplants performed annually in the U.S. Current immunosuppressive drugs including azothiaprine, cyclosporine and steroids, although widely used, may have serious side effects, including severe toxicity to the patient and the transplanted organ.


STRATEGIC CORPORATE ALLIANCES

Strategy

A combination of large pharmaceutical partners and capital markets has provided the financial support for Procept's research and development projects. The Company's goal is to share the risk of product development while maintaining the prospect of substantial rewards for our investors and partners. Procept has collaborated with Sandoz, Bristol-Myers Squibb, and The Upjohn Company under various sponsored research programs resulting in approximately $25 million in cash payments to the Company. Procept continues to target the development of research and product development partnerships with large pharmaceutical companies as a high priority.

The Company has active discussions with several pharmaceutical companies regarding potential collaborations. If agreements are successfully negotiated, the Company would expect to receive ongoing research support combined with up-front fees and milestone payments, in addition to royalties.


SANDOZ

In 1993, Procept and Sandoz entered into an agreement that provided for the two companies to conduct a research program to screen Sandoz' library for compounds that would bind to CD4 or CD2 and be useful as therapeutic agents for immune suppression. In addition, both companies would collaborate in the development of structure-based drug design techniques that could be used to identify potential lead compounds and to optimize these leads into drug candidates.

Under the Sandoz Agreement, Procept received $14.2 million in license fees and research payments. In September 1996, the companies completed their obligations and the collaboration terminated as scheduled. During the collaboration, both companies successfully developed a highly refined knowledge of the three dimensional structure of CD2 and CD4 via NMR and a new arsenal of computer-aided drug design tools that will be useful generally for lead discovery and optimization. In addition, the companies developed an extensive panel of immune cell and receptor-based assays for the screening of compounds that can be used to regulate the immune system.

VACTEX, INC.

In January 1996, Procept entered into a Sponsored Research Agreement with VacTex, Inc., an entity created by a group of executives and scientists from leading biotechnology companies and academic institutions to provide research services relating to the development of novel vaccines based on discoveries licensed from the Brigham and Women's Hospital and Harvard Medical School. These discoveries shed light on a previously unknown aspect of immunology, the CD1 system of lipid antigen presentation.

The initial research of the Company and VacTex focuses on developing novel vaccine products to address tuberculosis, a disease that causes nearly three million deaths each year worldwide. The Company believes that discoveries in connection with this research may in the future become a material part of Procept's research program.

Under the Sponsored Research Agreement, Procept will conduct specified research tasks on behalf of VacTex for which Procept will receive a combination of cash and equity in VacTex based on the number of full-time equivalent employees of Procept engaged in the research, but subject to maximum cash and stock limits. Currently, Procept has neither invested cash in, nor transferred technology to, VacTex. At any time until the earlier of December 1997 or the termination of the Sponsored Research Agreement by VacTex, Procept may exercise an option to purchase all of the outstanding capital stock of VacTex at a fixed price.


LICENSES AND ACADEMIC COOPERATIVE AGREEMENTS

Dana-Farber Cancer Institute

Pursuant to a Research and Licensing Agreement between the Company and the Dana-Farber Cancer Institute, as amended and restated as of February 19, 1987, the Company has provided funding to support research being conducted in the laboratory of Dr. Ellis L. Reinherz. In return for, among other things, future royalty payments, the Company has obtained exclusive worldwide rights to discoveries in the field of T cell activation made in Dr. Reinherz's laboratory during any period in which the Company is providing funding under the Research and Licensing Agreement and for a period ending six months after such funding is terminated. Such rights will remain in effect until the last expiration date of any patents relating to such discoveries. Procept has agreed to use its best efforts to commercially develop, manufacture and distribute products in this field throughout the world. In April 1993, the Company extended the funding arrangement through April 1998.

For over fifteen years, Dr. Reinherz has specialized in the identification of major proteins found on T cells involved in immune system functions and diseases. In 1979, Dr. Reinherz was the first to identify and characterize CD4 on the surface of T cells. As Chief, Laboratory of Immunobiology at the Dana-Farber Cancer Institute, with a group consisting of approximately thirty professionals holding Ph.D. and M.D. degrees, Dr. Reinherz's laboratory is conducting leading edge research in the areas of protein chemistry, cell biology and genetic manipulation. Dr. Reinherz is a Director of the Company and also serves as Chairman of its Scientific Advisory Board.

Harvard University


In March 1992, the Company entered into a research agreement with Dr. Gerhard Wagner of Harvard University relating to the structural analysis of CD2. Under the terms of the agreement, Dr. Wagner utilized high-resolution NMR spectroscopy to solve the three-dimensional structure of the extra cellular polypeptide regions of human CD2. The Company continues to use the CD2 structural data obtained under this agreement as part of its CD2 drug development program. In addition, Dr. Wagner remains a consultant to the Company and is a member of its Scientific Advisory Board.


National Institutes of Allergy and Infectious Disease

In July 1992, the Company entered into an agreement with the Division of AIDS of the National Institutes of Allergy and Infectious Disease under which the Division of AIDS may screen and test the Company's products as possible treatments for AIDS and AIDS-related infections. Under the terms of the agreement, the Division of AIDS will screen and test, at the Division's expense, products submitted by the Company as anti-viral, anti-bacterial, anti-fungal, anti-parasitic, immunomodulating or biological modifying agents with potential for the treatment of AIDS and associated infections.

Medical Research Council


In October 1996, the Company and the British Medical Research Council, London, U.K. entered into an agreement to collaborate in the clinical development of PRO 2000 as a topical microbicide for the prevention of HIV infection. Under the terms of the agreement, the MRC will evaluate PRO 2000 gel in its program of Phase I (safety) clinical studies at St. Mary's Hospital, London, under the direction of Professor J. Weber and Dr. Valerie Kitchen.



PATENTS AND PROPRIETARY TECHNOLOGY

The Company's policy is to protect its technology by, among other things, filing or causing to be filed on its behalf, patent applications for technology relating to the development of its business. Currently, the Company is awaiting action on various patent applications relating to technology or the uses or products thereof which it owns or which it has licensed.

The Company has been issued U.S. patents related to its small molecule immunosuppressive program and to its AIDS program. The Company has filed patent applications in the United States relating to (i) compounds and methods for inhibiting immune response, (ii) compounds (which include PRO 2000) and methods for inhibiting HIV and (iii) methods for making compounds that inhibit HIV. Corresponding foreign patent applications have been filed on certain compounds and will be filed on other compounds, as appropriate.

In addition, the Company has received the exclusive worldwide rights, under the Research and Licensing Agreement between the Company and the Dana-Farber Cancer Institute, to discoveries in the fields of T cell activation and selection made in the Laboratory of Dr. Ellis L. Reinherz at the Dana-Farber Cancer Institute. Through its purchase option related to VacTex, the Company also has rights to patents filed relating to the use of CD1 presented antigen technology and the development of vaccines to prevent tuberculosis and other infectious diseases.

To protect its right to and to maintain the confidentiality of trade secrets and proprietary information, the Company requires employees, Scientific Advisory Board members, consultants, and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with the Company. These agreements prohibit the disclosure of confidential information to anyone outside the company and require disclosure and assignment to the Company of ideas, development, discoveries and inventions made by employees, consultants, advisors and collaborators.


The Company's ability to compete effectively with other companies will depend, in part, on the ability of the Company to maintain the proprietary nature of its technology. Although the Company has been granted, has filed applications for and has been licensed under a number of patents in the United States and foreign countries, there can be no assurance as to the degree of protection offered by these patents, as to the likelihood that pending patents will be issued or as to the validity or enforceability of any issued patents.

Competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with the Company's ability to make and sell its products. There can be no assurance that other third parties will not assert infringement claims against the Company or that such claims will not be successful. There can also be no assurance that competitors will not infringe the Company's patents. Further, with respect to licensed patents, which, in the case of the Company, represent a significant portion of the Company's proprietary technology, the defense and prosecution of patent suits may not be in the Company's control.

The Company also relies on unpatented proprietary technology which is significant to the development of the Company's technology, and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to the Company's unpatented technology. If the Company is unable to maintain the proprietary nature of its technology, the Company could be adversely affected.


GOVERNMENT REGULATION

Regulations imposed by U.S. federal, state and local authorities, as well as their counterparts in other countries, are a significant factor in the conduct of the research, development, manufacturing and marketing activities for the Company's proposed products.


Before testing of any compounds with potential therapeutic value in human test subjects may begin, stringent government requirements for pre-clinical data must be satisfied. These data, obtained both from in vivo and in vitro studies, are submitted in an Investigational New Drug Application or its equivalent in countries outside the U.S. where clinical studies are to be conducted. These pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial (Phase I) studies in human volunteers.


Phase I clinical studies are commonly performed in healthy human subjects or, less commonly, selected patients with the targeted disease or disorder. Their goal is to establish initial data about tolerance and safety of the drug in humans. Also, the first data regarding the absorption, distribution, metabolism and excretion of the drug in humans are established.

In Phase II human clinical studies, preliminary evidence is sought about the pharmacological effects of the drug and the desired therapeutic efficacy in limited studies with small numbers of carefully selected patients. Efforts are made to evaluate the effects of various dosages and to establish an optimal dosage level and dosage schedule. Additional safety data are also gathered from these studies.

The Phase III clinical development program consists of expanded, large-scale studies of patients with the target disease or disorder, to obtain definitive statistical evidence of the efficacy and safety of the proposed product and dosage regimen. These studies may include investigation of the effects in subpopulations of patients, such as the elderly.


At the same time that the human clinical program is being performed, additional non-clinical in vivo studies are also conducted. Expensive, long duration toxicity and carcinogenicity studies are done to demonstrate the safety of drug administration for the extended period of time required for effective therapy. Also, a variety of laboratory, and initial human studies are performed to establish manufacturing methods for delivering the drug, as well as stable, effective dosage forms.


All data obtained from a comprehensive development program are submitted in a New Drug Application ("NDA") or Product License Application ("PLA") to the FDA and the corresponding agencies in other countries for review and approval. Although the FDA policy is to review priority applications within 180 days of their filing, in practice longer times may be required. The FDA also frequently requests that additional information be submitted, requiring significant additional review time. Any proposed product of the Company likely would be subject to demanding and time-consuming NDA or PLA approval procedures in virtually all countries where marketing of the products is intended. These regulations define not only the form and content of safety and efficacy data regarding the proposed product but also impose specific requirements regarding manufacture of the product, quality assurance, packaging, storage, documentation and record keeping, labeling, advertising and marketing procedures.

In addition to the regulations relating specifically to product approval, the activities of the Company, its partners and licensees are subject to laws and regulations regarding laboratory and manufacturing working conditions, handling and disposition of potentially hazardous material, and use of laboratory animals. In many markets, effective commercialization also requires inclusion of the product in national, state, provincial or institutional formularies or cost reimbursement systems.

Completing the multitude of steps necessary before marketing can begin requires the expenditure of considerable resources and can consume a long period of time. Delay or failure in obtaining the required approvals, clearances, permits or inclusions by the Company, its collaborators or its licensees would have an adverse effect on the ability of the Company to generate sales or royalty revenue. In addition, the impact of new or changed laws or regulations cannot be predicted.


COMPETITION

The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. Competitors of the Company in the United States and abroad are numerous and include, among others, major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Competition may increase further as a result of potential advances in the commercial application of biotechnology and greater availability of capital for investment in these fields. Acquisitions of competing companies and potential competitors by large pharmaceutical companies or others could enhance financial, marketing and other resources available to such competitors. As a result of academic and government institutions becoming increasingly aware of the commercial value of their research findings, such institutions are more likely to enter into exclusive licensing agreements with commercial enterprises, including competitors of the Company, to market commercial products. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which are being developed by the Company or which would render the

Company's technology obsolete and noncompetitive, or that such competitors will not succeed in obtaining FDA or other regulatory approvals for products more rapidly than the Company.


MANUFACTURING

The Company has no manufacturing facilities and plans to rely upon outside manufacturers to produce any near term products. The Company believes that there is currently substantial capacity worldwide for the production of its anticipated products and that the Company will be able to establish manufacturing arrangements on acceptable terms.


HUMAN RESOURCES

As of December 31, 1996, the Company had 38 full-time employees, 32 of whom were engaged in research and development and six in management, administration and finance. Doctorates are held by 17 of the Company's employees. Each of the Company's employees has signed an agreement which prohibits the disclosure of confidential information to anyone outside the Company and requires disclosure and assignment to the Company of ideas, developments, discoveries and inventions made by the employee.

The Company's employees are not covered by a collective bargaining agreement. The Company has never experienced employment-related work stoppage and considers its employee relations to be excellent.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT.


The current Executive Officers of the Company are as follows:


Stanley C. Erck              48     President; Chief Executive Officer; Director

James C. Jenson, Ph.D.       49     Vice President, Research and Preclinical
                                    Development; Chief Scientific Officer

Michael J. Higgins           34     Vice President, Finance; Chief Financial
                                    Officer


The term of office of each officer extends until the meeting of the Board of Directors following the next annual meeting of Stockholders and until his successor is elected and qualified or until his earlier resignation or removal.

STANLEY C. ERCK has served as President, Chief Executive Officer and a member of the Board of Directors of Procept since joining the Company in December 1988. From 1983 to 1988, Mr. Erck was Vice President, Corporate Development, of Integrated Genetics, Inc., a publicly-held biotechnology company developing therapeutic and diagnostic products. Mr. Erck holds an M.B.A. from the University of Chicago.

JAMES C. JENSON, Ph.D., has served as Vice President, Research since February 1992. From 1986 to 1991, Dr. Jenson was with Triton Biosciences, Inc., the human health care subsidiary of Shell Oil Company, focusing on cancer therapeutics, as Director of Protein Chemistry and Chairman of the Scientific Advisory Board, and, from 1991, following the acquisition of Triton Biosciences Inc. by Schering A.G. to February 1992, he was Director of Research Management and Administration with responsibility for oncology research programs at Berlex Bioscience, a U.S. subsidiary of Schering A. G. Prior to that, Dr. Jenson headed a molecular immunology group at Hoffman-La Roche In., a pharmaceutical company. Dr. Jenson received his Ph.D. from the Cornell University Graduate School of Medical Sciences in 1981.

MICHAEL J. HIGGINS joined Procept in August 1990 as Director of Finance and Administration and was elected Chief Financial Officer in January 1993 and Vice President, Finance, in September 1995. Prior to joining Procept, Mr. Higgins was employed by the Strategic Planning Group at Sterling Drug Inc. From 1985 to 1988, Mr. Higgins held sales/marketing positions with Schering-Plough Corporation. Mr. Higgins holds an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College.


ITEM 2. PROPERTIES.

The Company's headquarters and research and development facilities are located in Cambridge, Massachusetts in close proximity to Harvard University and MIT. At its 840 Memorial Drive location, the Company leases a total of approximately 41,200 square feet of space, which includes approximately 34,800 square feet of research laboratories. The Company also leases approximately 3,400 square feet of space at 84 Hamilton Street, which includes approximately 1,100 square feet of research laboratories. The Company believes such laboratory space will be adequate for its existing research and drug development activities.


ITEM 3. LEGAL PROCEEDINGS.

The Company is not party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Following the Company's February 17, 1994 initial public offering, the Common Stock has been quoted on the Nasdaq National Market under the symbol "PRCT". The following table sets forth the range of high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market for the periods indicated below.

                            High                    Low
                            ----                    ---
   1996
   Fourth Quarter         $1.406                  $1.031
   Third Quarter           2.375                   1.313
   Second Quarter          3.375                   1.813
   First Quarter           3.250                   2.172

   1995
   Fourth Quarter         $6.375                  $2.125
   Third Quarter           7.750                   5.125
   Second Quarter          6.375                   2.375
   First Quarter           2.813                   2.063

As of December 31, 1996 there were 313 holders of record and approximately 2,600 beneficial holders of the Common Stock. On March 24, 1997 the closing price reported on the Nasdaq National Market for the Common Stock was $1.03.


On May 17, 1996, pursuant to a Private Memorandum and Subscription Agreements between the Company and investors meeting the definition of "accredited investor" as set forth in the Securities Exchange Commission Regulation D, the Company offered and sold 4,738,274 units (the "Units"), each composed of one shares of Common Stock, $0.01 par value, and a Warrant for one share of Common Stock, $0.01 par value (the "Warrants"). The Unit price was $2.44375 and aggregate gross proceeds were $11,579,080. No commissions were paid. The Company filed a Form D for this offering, claiming an exemption under Rule 506 of Regulation D.

The Warrants issued in this offering were exercisable beginning November 17, 1996 at an intial exercise price per share of $2.50. The Warrants are suject to redemption by the Company upon 30 days prior notice to the holders beginning May 17, 1998 at a price of $0.01 per underlying share in the event that the average closing price of the Company's Common Stock for any 20 consecutive trading day period exceeds $3.75.


Dividend Policy

The Company has never paid cash dividends on the Common Stock and does not anticipate paying such dividends in the foreseeable future. The Company currently intends to retain any future earnings for use in the Company's business. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 are derived from the Company's financial statements included elsewhere in this Report, which have been audited by Coopers & Lybrand L.L.P., independent accountants. The selected financial data set forth below as of December 31, 1994, 1993 and 1992 and for the years ended December 31, 1993 and 1992 are derived from audited financial statements not included in this Report. This data should be read in conjunction with the Company's financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this report.


                             SELECTED FINANCIAL DATA

                                                           YEARS ENDED DECEMBER 31,
                                                           ------------------------

                                        1996            1995          1994         1993        1992
                                        ----            ----          ----         ----        ----
                                                           (in thousands, except share data)
Statement of Operations Data:
Revenues                           $      2,278    $     4,647    $     7,571    $   5,798    $  2,960
Costs and expenses:
   Research and development               9,925         12,406         11,559        7,957       5,867
   General and administrative             3,176          3,723          3,805        2,532       2,018
   Restructuring charges                    273           --             --           --          --
   Interest                                 139            230            171          130         103
                                   ------------    -----------    -----------    ---------    --------

   Total costs and expenses              13,513         16,359         15,535       10,619       7,988
                                   ------------    -----------    -----------    ---------    --------

Net loss                                (11,235)       (11,712)        (7,964)      (4,821)     (5,028)
Accretion of discount on
     preferred stock                       --             --               20          160        --
                                   ------------    -----------    -----------    ---------    --------
Net loss to common
     stockholders                  $    (11,235)   $   (11,712)   $    (7,984)   $  (4,981)   $ (5,028)
                                   ============    ===========    ===========    =========    ========

Net loss per common share          $       (.97)   $     (1.82)   $     (1.39)   $  (10.98)   $ (50.94)
                                   ============    ===========    ===========    =========    ========

Weighted average number of
    common and common equivalent
    shares outstanding               11,538,500      6,422,613      5,731,057      453,517      98,713

                                                     AS OF DECEMBER 31,
                                                     ------------------
                                       1996      1995     1994       1993       1992
                                       ----      ----     ----       ----       ----

                                                                     (in thousands)
Balance Sheet Data:
Cash and cash equivalents              $1,962   $  565   $ 7,450   $  2,862    $    151
Marketable securities                   4,002    2,006     9,393       --          --
Total assets                            8,917    6,397    19,704      5,777       2,257
Capital lease obligations net of
  current portion and other
  non-current liabilities                 456      907       860        858         630
Redeemable convertible
  preferred stock                        --       --        --       21,039      10,778
Total stockholders' equity (deficit)    6,316    1,439    12,851    (17,792)    (12,837)
Dividends - None

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Since its inception, the Company has generated no revenues from product sales. The Company is dependent upon research and development collaborations, equity financing and interest on invested funds to provide the working capital required to pursue its intended business activities. The Company has not been profitable since incorporation and has an accumulated deficit of $48,703,200 through December 31, 1996. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs required to support those efforts. The Company believes that operating losses will continue over the next several years and expects these losses will increase as clinical trials continue. The Company's potential for future profitability is dependent on its ability to effectively develop pharmaceutical products and obtain regulatory approvals for such products and obtain adequate financing. Future profitability will require that the Company establish agreements for product development, commercialization and sales of its products with corporate sponsors.

Years ended December 31, 1996 and 1995

The Company's 1996 total revenues decreased to $2,278,000 from $4,647,000 for the same period of 1995, principally as a result of a decrease in research revenue due to an amendment of the Sandoz Agreement. In 1996, revenues consisted of $1,275,0000 earned under the Sandoz Agreement, $563,000 earned under the VacTex Agreement, and $440,000 in earned interest on invested funds. In 1995, revenues consisted of $3,925,000 earned under the Sandoz Agreement, $29,000 earned under the Bristol-Myers Squibb Agreement, $105,000 in grant revenue and $588,000 in earned interest on invested funds.


The Company's total operating expenses decreased to $13,513,000 in 1996 from $16,359,000 in 1995. Research and development expenses decreased 20% to $9,925,000 from $12,406,000 in 1995. This decrease in research and development expense reflects the restructuring which the Company completed in September 1996. The restructuring resulted in a decrease of 19 research employees. General and administrative expenses decreased 15% to $3,176,000 from $3,723,000 in 1995. This decrease of general and administrative expenses reflects management's efforts to control and reduce discretionary spending and maximize the use of cost effective resources. In 1996, the Company restructured its operations resulting in a one-time expense charge of $273,000 consisting of salary and benefit costs relating to the restructuring. There was no comparable charge in 1995. Interest expense decreased to $139,000 in 1996 from $230,000 in 1995 as a result of the scheduled completion of many of the Company's capital equipment leases.


Years ended December 31, 1995 and 1994

The Company's 1995 total revenues decreased to $4,647,000 from $7,571,000 for the same period of 1994, principally as a result of a decrease in research revenue due to the scheduled completion of the Bristol-Myers Squibb Agreement and an amendment to the Sandoz Agreement. In 1995, revenues consisted of $3,925,000 earned under the Sandoz Agreement, $29,000 earned under the Bristol-Myers Squibb Agreement, $105,000 in grant revenue and $588,000 in earned interest on invested funds. In 1994, revenues consisted of $5,000,000 earned under the Sandoz Agreement, $1,702,000 earned under the Bristol-Myers Squibb Agreement and $870,000 in interest earned on invested funds.

The Company's total operating expenses increased to $16,359,000 in 1995 from $15,535,000 in 1994. Research and development expenses increased 7% to $12,406,000 in 1995 from $11,559,000 in 1994. This expense growth was due primarily to an increase in the Company's clinical trial development expenditures. General and administrative expenses remained essentially unchanged during 1995 decreasing to $3,723,000 from $3,805,000 in 1994. This leveling of general and administrative expenses reflects management's efforts to control discretionary spending and maximize the use of cost effective in-house resources. Interest expense increased to $230,000 in 1995 from $170,000 during 1994 as a result of an increase in the utilization of equipment lease financing.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception in 1985, the Company has financed its operations from the sale of $55,121,000 of its securities, the receipt of $28,677,000 under collaborative research agreements and $2,530,000 in interest income. At December 31, 1996, the Company's aggregate cash, cash equivalents and marketable securities were $5,964,000, as compared to $2,571,000 at December 31, 1995. The $3,393,000 increase in available funds was driven primarily by the Company's financing activities (a follow-on offering and a private placement of units) offset by its operating loss.

During the year ended December 31, 1996. The Company's significant uses of cash included a net loss of $11,236,000, principal payments on capital leases of $908,000, capital expenditures of $298,000 and financing costs of $856,000. Offsetting these uses were successful equity financings of $5,283,000 from a secondary offering and $11,579,000 from a private placement of units.

The Company expects that its current funds, interest income and equipment lease financing will be sufficient to fund Procept's financial needs into the third quarter of 1997. Although management continues to pursue additional funding arrangements, no assurance can be given that such financing will be available to the Company. If the Company is unable to enter into an additional corporate collaboration(s) that produce cash flow for the Company, or secure additional financing, the Company's financial condition will be materially adversely affected. The Company's working capital and other cash needs will depend heavily on the success of the Company's clinical trials. Success in early stage clinical trials would lead to an increase in working capital requirements. The Company's actual cash requirements may vary materially from those now planned because of the results of research and development, clinical trials, product testing, relationships with strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the process of obtaining United States Food and Drug Administration or other regulatory approvals and other factors.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which is effective for fiscal years ending after December 15, 1997, including interim periods. Earlier applications is not permitted. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standards, Earnings Per Share (IAS 33). The Company plans to adopt SFAS 128 in 1997 and has not yet determined the impact.

The Company will need to raise substantial additional funds to support its operations. The Company intends to seek such additional funding through public or private financing or collaborative or other arrangements with corporate partners. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. Other important factors which may impact upon the achievement of the Company's strategic goals and other forward looking statements are set forth in Exhibit 99.1 to this Form 10-K, all of which are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                          INDEX TO FINANCIAL STATEMENTS



                                                                     Page(s)

Report of Independent Accountants                                       21

Balance Sheets as of December 31, 1996 and 1995                         22

Statements of Operations for the years ended
       December 31, 1996, 1995 and 1994                                 23

Statements of Stockholders' Equity (Deficit) for
       the years ended December 31, 1996, 1995 and 1994                 24

Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994                                 25

Notes to Financial Statements                                          26-39


                 Financial statement schedules have been omitted
                since they are not required or are inapplicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Procept, Inc.:

We have audited the accompanying balance sheets of Procept, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Procept, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and requires significant additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 13, 1997

                                  PROCEPT, INC.

                                 BALANCE SHEETS
                                ----------------

                                                                                           December 31
                                                                                           -----------
                       ASSETS                                                       1996                 1995
                                                                                    ----                 ----
Current assets:
    Cash and cash equivalents                                                      $  1,962,229    $    565,521
    Accounts receivable (Note F)                                                        172,812           8,944
    Marketable securities (Note C)                                                    4,001,625       2,005,670
    Prepaid expenses and other current assets                                           111,237         147,511
                                                                                   ------------    ------------
       Total current assets                                                           6,247,903       2,727,646

Property and equipment, net (Notes D and I)                                           1,863,200       2,815,320
Restricted investment (Notes I and J)                                                   469,000         522,000
Deferred financing charges (Note E)                                                        --           152,773
Other assets (Note B)                                                                   337,163         178,920
                                                                                   ------------    ------------
       Total assets                                                                $  8,917,266    $  6,396,659
                                                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                               $    773,501    $    888,700
    Accrued compensation                                                                122,712         194,115
    Accrued contract research costs (Note I)                                            438,513         417,353
    Other current liabilities (Note A)                                                  196,610         250,819
    Note payable (Note J)                                                                  --           115,851
    Current portion of capital lease
       obligations (Note I)                                                             614,063         908,432
    Deferred revenue (Note F)                                                              --         1,275,000
                                                                                   ------------    ------------
       Total current liabilities                                                      2,145,399       4,050,270
Capital lease obligations, less current
       portion (Note I)                                                                  20,231         634,294
Other noncurrent liabilities (Note I)                                                   435,529         273,139
Commitments and contingencies (Notes F and I)
Stockholders' equity (Note E):
    Common stock, $.01 par value; 30,000,000 and 12,000,000 shares authorized at
       December 31, 1996 and 1995 respectively; 13,680,399 and 6,476,062 shares
       issued and outstanding at December 31, 1996 and 1995, respectively               136,804          64,761
    Additional paid-in capital                                                       54,960,583      38,882,654
    Receivable from sale of stock                                                       (73,242)        (42,107)
    Accumulated deficit                                                             (48,703,200)    (37,467,440)
    Unrealized (loss) gain on securities available for sale (Note C)                     (4,838)          1,088
                                                                                   ------------    ------------
         Total stockholders' equity                                                   6,316,107       1,438,956
                                                                                   ------------    ------------
         Total liabilities and stockholders' equity                                $  8,917,266    $  6,396,659
                                                                                   ============    ============


                     The accompanying notes are an integral
                       part of the financial statements.

                                  PROCEPT, INC.

                            STATEMENTS OF OPERATIONS
                                 --------------

                                                for the years ended December 31,
                                                --------------------------------
                                               1996            1995            1994
                                               ----            ----            ----
Revenues:
   Research and development revenue
     under collaborative agreements
     (Note F)                              $  1,275,000    $  3,925,000    $  5,000,000
   Research and development revenue
     under collaborative agreements
     from related party (Note F)                562,500          28,645       1,701,600
   Revenue from grant                              --           105,264            --
   Interest income                              440,075         587,964         869,525
                                           ------------    ------------    ------------

         Total revenues                       2,277,575       4,646,873       7,571,125
                                           ------------    ------------    ------------

Costs and expenses:
   Research and development
     (Notes F and I)                          9,925,315      12,406,290      11,559,197
   General and administrative                 3,176,136       3,723,014       3,805,241
   Restructuring charges (Note A)               273,324            --              --
   Interest expense                             138,560         229,856         170,433
                                           ------------    ------------    ------------

         Total costs and expenses            13,513,335      16,359,160      15,534,871
                                           ------------    ------------    ------------

Net loss                                    (11,235,760)    (11,712,287)     (7,963,746)

Accretion of discount on preferred stock           --              --            19,938
                                           ------------    ------------    ------------

Net loss to common stockholders            $(11,235,760)   $(11,712,287)   $ (7,983,684)
                                           ============    ============    ============

Net loss per common share                  $       (.97)   $      (1.82)   $      (1.39)
                                           ============    ============    ============

Weighted average number of common
   and common equivalent shares
   outstanding                               11,538,500       6,422,613       5,731,057
                                           ============    ============    ============





                     The accompanying notes are an integral
                        part of the financial statements.

                                  Procept, Inc.
                  Statements of Stockholders' Equity (Deficit)
              For the Years Ended December 31, 1996, 1995, and 1994
                                 --------------

                                                 Common Stock         Additional     Receivable
                                            ----------------------     Paid-in          From
                                            Shares       Par Value     Capital      Sale of Stock
                                            ------       ---------    ---------     -------------
Balance at December 31, 1993                   443,373   $  4,433           --      $(25,022)
   Accretion of Redeemable
     Convertible Preferred Stock to
     Redemption Value                                                     19,938        --
   Conversion of Redeemable
     Convertible Preferred Stock
     to Common Stock                         3,477,377     34,774     21,004,342        --
   Issuance of Common Stock
     From Initial Public Offering (IPO)      2,415,000     24,150     18,588,134        --
   Purchase of Common Stock
     Warrants                                     --         --              560        --
   Exercise of Stock Options                    19,850        199         62,308        --
   Payment of IPO Financing Costs                 --         --         (990,898)       --
   Unrealized Loss on Securities
     Available for Sale                           --         --             --          --
   Net Loss                                       --         --             --          --
                                            ----------   --------   ------------    --------

Balance at December 31, 1994                 6,355,600     63,556     38,684,384     (25,022)
   Employee Stock Purchase Plan                 72,928        730        131,001        --
   Exercise of Stock Options                    42,524        425         58,519     (23,092)
   Issuance of Stock in Payment
     of Bonus                                    3,400         34          8,466        --
   Unrealized Gain on Securities for Sale         --         --             --          --
   Collection on Receivable from
     Sale of Stock                                --         --             --         6,007
   Exercise of Common Stock Warrants             1,610         16            (16)       --
   Issuance of Common Stock Warrants              --         --              300        --
   Net Loss                                       --         --             --          --
                                            ----------   --------   ------------    --------

Balance at December 31, 1995                 6,476,062     64,761     38,882,654     (42,107)
   Employee Stock Purchase Plan                 60,004        599         96,167        --
   Issuance from Secondary Offering          2,350,000     23,500      5,239,998        --
   Issuance from Private Placement           4,738,274     47,384     11,531,696        --
   Payment of Costs of Financings                 --         --         (855,673)       --
   Exercise of Stock Options                    56,059        560         65,521     (50,150)
   Unrealized Loss on Securities for Sale         --         --             --          --
   Collection on Receivable from
     Sale of Stock                                --         --             --        19,015
   Issuance of Common Stock Warrants              --         --              220        --
   Net Loss                                       --         --             --          --
                                            ----------   --------   ------------    --------
Balance at December 31, 1996                13,680,399   $136,804   $ 54,960,583    $(73,242)
                                            ==========   ========   ============    ========


                                                                Unrealized
                                                                Gain (Loss)        Total
                                                               on Securities   Stockholders'
                                              Accumulated        Available        Equity
                                              Deficit            For Sale        (Deficit)
                                              -------            --------        ---------
Balance at December 31, 1993                $(17,771,469)           --      $(17,792,058)
   Accretion of Redeemable
     Convertible Preferred Stock to
     Redemption Value                            (19,938)           --
   Conversion of Redeemable
     Convertible Preferred Stock
     to Common Stock                                --        21,039,116
   Issuance of Common Stock
     From Initial Public Offering (IPO)             --        18,612,284
   Purchase of Common Stock
     Warrants                                       --               560
   Exercise of Stock Options                        --            62,507
   Payment of IPO Financing Costs                   --          (990,898)
   Unrealized Loss on Securities
     Available for Sale                             --      $   (116,356)       (116,356)
   Net Loss                                   (7,963,746)           --        (7,963,746)
                                            ------------    ------------    ------------

Balance at December 31, 1994                 (25,755,153)       (116,356)     12,851,409
   Employee Stock Purchase Plan                     --              --           131,731
   Exercise of Stock Options                        --              --            35,852
   Issuance of Stock in Payment
     of Bonus                                       --              --             8,500
   Unrealized Gain on Securities for Sale           --           117,444         117,444
   Collection on Receivable from
     Sale of Stock                                  --              --             6,007
   Exercise of Common Stock Warrants                --              --              --
   Issuance of Common Stock Warrants                --              --               300
   Net Loss                                  (11,712,287)           --       (11,712,287)
                                            ------------    ------------    ------------

Balance at December 31, 1995                 (37,467,440)          1,088       1,438,956
   Employee Stock Purchase Plan                     --              --            96,766
   Issuance from Secondary Offering                 --              --         5,263,498
   Issuance from Private Placement                  --              --        11,579,080
   Payment of Costs of Financings                   --              --          (855,673)
   Exercise of Stock Options                        --              --            15,931
   Unrealized Loss on Securities for Sale           --            (5,926)         (5,926)
   Collection on Receivable from
     Sale of Stock                                  --              --            19,015
   Issuance of Common Stock Warrants                --              --               220
   Net Loss                                  (11,235,760)           --       (11,235,760)
                                            ------------    ------------    ------------
Balance at December 31, 1996                $(48,703,200)   $     (4,838)   $  6,316,107
                                            ============    ============    ============

                     The accompanying notes are an integral
                       part of the financial statements.

                                  PROCEPT, INC.
                            STATEMENTS OF CASH FLOWS
                                  -------------

                                                                              for the years ended December 31,
                                                                              --------------------------------

                                                                             1996             1995            1994
                                                                             ----             ----            ----
Cash flows from operating activities:
   Net loss                                                               $(11,235,760)   $(11,712,287)   $ (7,963,746)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation and amortization                                           1,234,448         982,637         871,294
     Non-cash related party revenue                                           (150,000)           --              --
     (Gain) loss on sale of equipment                                             --              --           (32,586)
     (Gain) loss on sale/leaseback of equipment                                   --             3,270            --
     (Gain) loss on sale of marketable securities                               (1,359)           --              --
Changes in operating assets and liabilities:
     Accounts receivable                                                      (163,868)         (8,944)           --
     Prepaid expenses and other current assets                                  36,274           8,512          (6,087)
     Other assets                                                               (8,243)         (8,923)         (6,672)
     Accounts payable                                                         (115,199)       (689,365)      1,046,582
     Accrued compensation                                                      (71,403)          1,005          12,523
     Accrued contract research                                                  21,160          71,606         (71,440)
     Other current liabilities                                                 (54,210)         79,061          57,450
     Deferred revenue                                                       (1,275,000)     (1,725,000)      3,000,000
     Other noncurrent liabilities                                              162,390          63,893          53,344
                                                                          ------------    ------------    ------------

         Net cash used in operating activities                             (11,620,770)    (12,934,535)     (3,039,338)
                                                                          ------------    ------------    ------------

Cash flows from investing activities:
     Capital expenditures                                                     (297,888)       (533,855)       (834,616)
     Proceeds from sale/leaseback of equipment                                    --           116,784         440,850
     Proceeds  from sale of equipment                                             --              --            14,550
     Proceeds from sale of marketable securities                             2,004,070       5,485,252            --
     Proceeds from maturity of marketable securities                         3,000,000       2,000,000            --
     Purchase of marketable securities                                      (6,989,032)           --        (9,509,836)
    (Increase) decrease in restricted investment                                53,000         (85,000)        (32,000)
                                                                          ------------    ------------    ------------

         Net cash provided by (used in) investing
           activities                                                       (2,229,850)      6,983,181      (9,921,052)
                                                                          ------------    ------------    ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock from initial
       public offering (IPO)                                                      --              --        18,612,284
     Proceeds from issuance of common stock                                  5,282,514            --              --
     Payment of IPO and common stock financing costs                          (855,673)           --          (990,898)
     Proceeds from exercise of common stock options                             15,931          41,859          62,507
     Proceeds from employee stock purchase plan                                 96,766         131,731            --
     Proceeds from issuance of warrants                                            220             300             560
     Proceeds from private placement of stock                               11,579,080            --              --
     Payment on note payable                                                  (115,851)           --              --
     Proceeds from note payable                                                   --           115,851            --
     Deferred financing charges                                                152,773        (152,773)        402,012
     Principal payments on capital lease obligations                          (908,432)     (1,069,839)       (537,980)
                                                                          ------------    ------------    ------------

         Net cash provided by (used in) financing activities                15,247,328        (932,871)     17,548,485
                                                                          ------------    ------------    ------------

Net change in cash and cash equivalents                                      1,396,708      (6,884,225)      4,588,095
Cash and cash equivalents at beginning of year                                 565,521       7,449,746       2,861,651
                                                                          ------------    ------------    ------------
Cash and cash equivalents at end of year                                  $  1,962,229    $    565,521    $  7,449,746
                                                                          ============    ============    ============
Supplemental disclosure of cash flow information:
   Interest paid                                                          $    146,772    $    222,396    $    171,322
                                                                          ============    ============    ============
Supplemental disclosure of noncash transactions:
   Redeemable convertible preferred stock
     converted to common stock                                                    --              --      $ 21,039,116
                                                                          ============    ============    ============
   Property and equipment acquired under capital leases                           --      $  1,266,772    $    761,810
                                                                          ============    ============    ============
   Accretion of redeemable convertible preferred
     stock to redemption value                                                    --              --      $     19,938
                                                                          ============    ============    ============
   Unrealized (loss) gain on securities
     available for sale                                                   $     (5,926)   $    117,444    $   (116,356)
                                                                          ============    ============    ============

                     The accompanying notes are an integral
                        part of the financial statements.

                                  PROCEPT, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                ----------------


A.     Nature of Business:

          Procept, Inc. (the "Company") is engaged in the discovery and development of novel, highly specific small molecule therapeutics for the prevention and treatment of chronic and life-threatening immune system disorders. The Company's research is based upon its understanding of critical cell receptors responsible for modulating immune responses. The Company is developing therapeutics for the treatment of arthritis, diabetes, organ transplant rejection and infectious diseases, including AIDS and tuberculosis.

          The Company is subject to risks common to companies in the Biotechnology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with FDA government regulations and the ability to obtain financing.

          Plan of Operations

          Since its inception the Company has generated no revenue from product sales. The Company has not been profitable since inception and has incurred an accumulated deficit of $48,703,200 through December 31, 1996. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical and clinical testing and development of marketing, sales and production capabilities.


          Because of its continuing losses from operations, the Company will be required to obtain additional funds in the short term to satisfy its ongoing capital needs and to continue operations. Although management continues to pursue additional funding arrangements and/or strategic partnering there can be no assurance that additional funding will be available from any of these sources or, if available, will be available on acceptable or affordable terms. If the Company is unable to obtain financing on acceptable terms, it could be forced to curtail or discontinue its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


          Restructuring

          On September 1, 1996, the Company's management proposed and the Company's Board of Directors approved a restructuring plan which was effected on September 9, 1996. The restructuring resulted in twenty employees of the Company being terminated. The amount of termination benefits accrued and charged to restructuring cost in the Statement of Operations for the year ended December 31, 1996 was $273,324. Almost all of the employees terminated were from the Company's research organization. The amount of termination benefits paid and charged against the liability for the year ended December 31, 1996 was $264,272.

                                  PROCEPT, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                ----------------

B.     Summary of Significant Accounting Policies:

          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

          Cash Equivalents and Marketable Securities

          The Company considers all short-term investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents, all short-term investments with a scheduled maturity date of less than twelve (12) months at the balance sheet date are considered to be current marketable securities, and all investments purchased with a scheduled maturity date greater than twelve (12) months at the balance sheet date are noncurrent marketable securities.

          Restricted Investment

          The Company maintains a certificate of deposit with a maturity of three months for purposes of collateralizing a letter of credit associated with its leased facilities and its corporate credit cards. The certificate of deposit is recorded at cost, which approximates market. Interest earned on the certificate of deposit is not restricted; accordingly, any accrued interest is considered a cash equivalent. See also Notes I and J.

          Property and Equipment

          Property and equipment is recorded at cost and depreciated on a straight-line basis over the following estimated useful lives:

          Laboratory equipment            5 years
          Furniture and fixtures          5 years
          Office equipment                5 years
          Equipment and furniture         Estimated useful life or
          under capital lease             term of lease, if shorter
          Leasehold improvements          Estimated useful life or
                                          term of lease, if shorter

          Major additions and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon retirement or other disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the determination of net loss.

          Research and Development

          Research and development costs are expensed as incurred.

                                 PROCEPT, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                ----------------


          Income Taxes

          The Company provides for income taxes under the liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company records a full valuation allowance.

          Revenue Recognition

          Revenue is recognized under collaborative research and development agreements as earned based upon the performance requirements of each agreement. Payments received in advance under these agreements are recorded as deferred contract revenue until earned.

          Financial Instruments

          Cash, cash equivalents and marketable securities are financial instruments which potentially subject the Company to concentrations of credit risk. The Company invests its excess cash in corporate obligations rated as A or better by Moody's Investment Rating Service, U.S. Treasury securities, and money market instruments.

          Computation of Net Loss Per Share

          Net loss per common share is computed based upon the weighted average number of common shares and common equivalent shares (using the treasury stock method) outstanding after certain adjustments described below. Common equivalent shares consist of common stock options and warrants when dilutive. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued during the twelve-month period prior to the initial public offering ("cheap stock"), which was effective on February 10, 1994, have been included in the calculation as if they were outstanding for all periods prior to the IPO using the treasury stock method and the initial public offering price of $8.50 per share. During 1994, 42,122 shares of cheap stock was included in the weighted average number of common and common equivalent shares outstanding until February 10, 1994.

          Fully diluted net loss per common share is not presented as it is the same as primary net loss per share.

          Related Parties

          Certain members of the Company's Board of Directors are also retained as consultants by the Company. Management believes the consulting agreements have been negotiated at an "arms-length" basis and are immaterial. Included in other assets is a note receivable from an officer and shareholder in the amount of $30,000 at December 31, 1996 and 1995 bearing interest at prime plus 1% and payable upon termination.

                                 PROCEPT, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                ----------------


          Recently Issued Accounting Pronouncements


          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which is effective for fiscal years ending after December 15, 1997, including interim periods. Earlier application is not permitted. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standards, Earnings Per Share (IAS 33). The Company plans to adopt SFAS 128 in 1997 and has not yet determined the impact.



C.     Marketable Securities:

          The marketable securities of the Company, consisting of corporate obligations and U. S. Government Agencies have been classified as available for sale. Realized gains and losses on disposition of securities are determined on the specific identification method and are reflected in the statement of operations. Net unrealized gains and losses are recorded directly in a separate stockholders' equity account, except those losses that are deemed to be other than temporary, which losses, if any, are reflected in the statement of operations.

          Fair values are estimated based on quoted market prices. Interest is recognized when earned. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income.

         The following table presents the amortized cost, fair value and unrealized gains and losses of the marketable securities for the years ended December 31, 1996 and 1995.

                                                            1996
                  ----------------------------------------------------------------------------------------

                                                   Amortized                                         Unrealized
                                                     Cost                  Fair Value                  (Loss)
                                                     ----                  ----------                  ------
         Marketable securities, current:

                  U.S. Government Agencies:         $4,006,463              $4,001,625                $(4,838)
                                                     ---------               ---------                  ------
                                                    $4,006,463              $4,001,625                $(4,838)
                                                     =========               =========                 =======

                                                            1995
                 -----------------------------------------------------------------------------------------

                                                   Amortized                                         Unrealized
                                                     Cost                  Fair Value                   Gains
                                                     ----                  ----------                   -----
         Marketable securities, current:

                  Corporate Obligations             $2,004,582              $2,005,670                  $1,088
                                                     ---------               ---------                   -----
                                                    $2,004,582              $2,005,670                  $1,088
                                                     =========               =========                   =====

          The contractual maturities of all securities available for sale was one month.

                                 PROCEPT, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                ----------------


D.     Property and Equipment:

       Property and equipment consisted of the following:

                                                          December 31,
                                                          ------------
                                                   1996               1995
                                                   ----               ----

          Laboratory equipment                   $3,845,739      $4,055,403
          Furniture and fixtures                    147,123         151,044
          Office equipment                          547,476         476,387
          Leasehold improvements                  1,164,570       1,162,596
                                                  ---------       ---------
                                                 $5,704,908      $5,845,430

          Less:  accumulated depreciation
                    and amortization           $(3,841,708)    $(3,030,110)
                                                -----------     -----------

       Property and equipment, net               $1,863,200      $2,815,320
                                                 ==========      ==========

        Depreciation and amortization expense amounted to $1,250,008, $962,635 and $871,294 and for the years ended December 31, 1996, 1995 and 1994, respectively.

        Included above in property and equipment are the following assets that were acquired pursuant to capital lease arrangements:

                                                           December 31,
                                                           ------------
                                                   1996                1995
                                                   ----                ----

          Laboratory equipment                    $2,568,918        $2,972,492
          Furniture and fixtures                     119,557           123,478
          Office equipment                           213,570           244,484
          Leasehold improvements                     273,008           273,008
                                                     -------        ----------
                                                  $3,175,053        $3,613,462

          Less:  accumulated amortization       $(1,759,347)      $(1,465,590)
                                                 -----------       -----------

                                                  $1,415,706        $2,147,872
                                                  ==========        ==========

E.        Stockholders' Equity:

          Common Stock

          On May 17, 1996, the Company completed a self-managed private placement of units. Each Unit consisted of one share of the Company's Common Stock and one callable warrant to purchase one share of the Company's Common Stock. The Warrants are subject to redemption by the Company upon 30 days prior notice to the holders of the Warrants beginning May 17, 1998 at a price of $0.01 per Warrant Share in the event that the average closing price of the Company's Common Stock for any 20 consecutive trading day period exceeds $3.75. The initial exercise price of the Warrants per share of common stock is $2.50. The Company received proceeds of $11,579,080 for the issuance of 4,738,274 Units. The Company incurred additional costs in the amount of $550,789 related to this financing which were charged to additional paid-in capital in 1996.

                                 PROCEPT, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                ----------------


          On February 8, 1996 the Company closed on a second public offering. The Company received proceeds of $4,920,373 (net of underwriting discount and underwriter's offering expenses) for the issuance of 2,200,000 shares of Common Stock. On March 27, 1996, the associated overallotment option was partially exercised and the Company issued and sold an additional 150,000 shares of the Company's Common Stock resulting in net proceeds to the Company of $343,125. The Company incurred costs in the amount of $152,773 related to this financing at December 31, 1995. The deferred financing costs were charged to additional paid-in capital in 1996.

          On February 17, 1994, the Company closed its initial public offering. The Company received proceeds of $18,612,284 (net of underwriting discount and underwriter's offering expenses) for the issuance of 2,415,000 shares of common stock. In addition, all of the outstanding shares of redeemable convertible preferred stock (the "Preferred Stock") converted automatically into 3,477,377 shares of common stock.


          Each holder of common stock is entitled to one vote for each share of common stock held. Each share of common stock issued and outstanding is identical in all respects to each other share. The Company has reserved at December 31, 1996, and kept available out of the authorized but unissued shares of common stock, 6,372,394 shares for issuance upon the exercise of outstanding options and warrants.


          1989 Stock Plan

          Under the Company's 1989 Stock Plan (the "Plan") adopted by the Board of Directors during 1989, and subsequently amended and restated, the Company is permitted to sell or award common stock or to grant stock options for the purchase of common stock to employees, officers and consultants up to a maximum of 1,137,118 shares. In March 1996, the Board of Directors approved an amendment to the Plan to increase the number of shares covered by the Plan by 250,000, which amendment was approved by the stockholders at the 1996 Annual Meeting of Stockholders.

          The Plan provides for the granting of incentive stock options (ISOs) and nonqualified stock options. In the case of ISOs, the exercise price shall not be less than 100% (110% in certain cases) of the fair market value per share of the common stock, on the date of grant. In the case of nonqualified options, the exercise price shall be not less than the lesser of (a) book value per share of common stock as of the fiscal year of the Company immediately preceding the date of such grant, or (b) 50% of the fair market value of the common stock on the date of grant. All stock options under the Plan have been granted at exercise prices at least equal to the fair market value of the common stock.

          The options either become exercisable immediately on the date of grant or shall become exercisable in such installments as the Compensation Committee may specify, generally over a 4 year period. Each option shall expire on the date specified by the Compensation Committee, but not more than ten years and one day from the date of grant in the case of nonqualified options, and generally ten years from the date of grant in the case of ISOs (five years in certain cases).

                                 PROCEPT, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                ----------------


          Supplemental Disclosures for Stock-Based Compensation

          The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", ("SFAS 123") issued in 1995, defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company elected to continue to apply the accounting provisions of APB Option No. 25 for stock options. The required disclosures under SFAS 123 as if the Company had applied the new method of accounting are made below.

          Activity under all stock plans related to all the ISOs and nonqualified stock options for the three years ended December 31, 1996 was as follows:


                                                     ISO          Nonqualified                     Weighted Avg.
                                                     Shares           Shares       Option Price    Exercise Price
                                                     ------       ------------     ------------    --------------
         Outstanding at December 31, 1993            481,199        280,202        $1.00-$12.75         $3.63
                                                     -------        -------

         Granted                                     182,311         71,478        $2.63-$10.50         $7.86
         Exercised                                   (12,746)        (7,104)       $1.00-$5.60          $3.15
         Canceled                                    (83,535)       (65,096)       $1.00-$10.00         $7.29
                                                     ------        -------

         Outstanding at December 31, 1994            567,229        279,480        $1.00-$12.75         $4.77
                                                     -------        -------

         Granted                                     160,500        101,660        $2.13-$8.25          $3.21
         Exercised                                   (25,052)       (17,472)       $1.00-$5.35          $1.39
         Canceled                                    (67,548)        (3,000)       $1.00-$10.50         $5.84
                                                    --------        -------

         Outstanding at December 31, 1995            635,129        360,668        $1.00-$12.75         $4.43
                                                     -------        -------

         Granted                                     466,850         51,806        $1.25-$3.25          $1.53
         Exercised                                   (51,059)        (5,000)       $1.00-$2.68          $1.18
         Canceled                                   (207,672)      (238,360)       $1.00-$12.75         $3.74
                                                   ---------      ---------

         Outstanding at December 31, 1996            843,248        169,114        $1.00-$12.75         $3.49
                                                     =======        =======        ============         =====


         Summarized information about stock options outstanding at December 31, 1996 is as follows:


                                               Weighted Avg.
             Range of       No. of Options       Remaining      Weighted Avg.      Number of       Weighted Avg.
         Exercise Prices     Outstanding       Contract. Life   Exercise Price      Options        Exercise Price
         ---------------    --------------     --------------   --------------     ---------       --------------
             $1.00-$1.25         471,827            8.23            $ 1.19             120,132          $ 1.01
             $2.13-$5.55         298,081            7.64              3.25             147,593            4.10
             $5.60-$8.50         182,248            7.24              7.51             115,927            7.62
           $10.00-$12.75          60,206            7.15             11.49              31,103           11.45

         Options for the purchase of 414,755 shares, 572,398 shares, and 469,216 shares are exercisable at December 31, 1996, 1995 and 1994, respectively. The total exercise proceeds for all options outstanding at December 31, 1996 is approximately $3,533,143.

                                  PROCEPT, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                ----------------

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                               1996             1995
                                               ----             ----
         Dividend yield                        None             None
         Expected volatility                     75%              75%
         Risk free interest rate               6.25%            6.96%
         Expected life of option                5.0              5.0

         All options granted in 1996 and 1995 were granted at fair value. The weighted average fair value of options granted was $1.01 and $2.12 for 1996 and 1995, respectively.

         Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards made in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts shown below:

                                                     1996               1995
                                                     ----               ----
         Net loss - as reported                 $(11,235,760)      $(11,712,287)
         Net loss - pro forma                   $(11,455,536)      $(11,950,312)
         Loss per share - as reported                  $(.97)            $(1.82)
         Loss per share - pro forma                    $(.99)            $(1.86)

         The effects of applying SFAS 123 in the pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards made prior to 1995.


         Director Stock Option Plan

         In June 1994, the stockholders of the Company adopted the 1994 Director Stock Option Plan (the "Director Plan"). The Director Plan was established to attract and retain highly qualified, non-employee directors. The price per share for each option granted under this plan shall be the current fair market value at date of grant. The options vest over a period of three years and have a term of ten years. The aggregate number of shares of the Company's common stock which may be optioned under this plan is 150,000 shares. There were 30,000 shares granted under this plan in the year ended December 31, 1995.
         No shares were granted in the year ended December 31, 1996.

         1994 Employee Stock Purchase Plan


         In April 1994, the Board of Directors adopted the 1994 Employee Stock Purchase Plan (the "1994 Plan"). Under the 1994 Plan, eligible employees of the Company may purchase shares of Common Stock, through payroll deductions, at the lower of 85% of fair market value of the stock at the time of grant or 85% of fair market value at the time of exercise. A total of 250,000 shares have been reserved for issuance under the 1994 Plan. Shares are granted twice yearly, on February 28 and August 31, and are exercisable upon issuance. The Company issued 60,004 and 72,906 shares in 1996 and 1995, respectively.

         The weighted average fair values of options granted at fair value under the 1994 Plan during 1996 and 1995 were $1.00 and $1.20, respectively.


         Common Stock Warrants

         On December 16, 1992, the Company issued warrants, which expire on December 16, 1997, to purchase an aggregate of 4,151 shares of common stock at an initial exercise price of $6.02 in connection with a bridge loan to the Company in the amount of $250,000, which was subsequently repaid with interest thereon. In January 1993, the Company

                                 PROCEPT, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                ----------------

         issued warrants, which expire on December 14, 1998, to purchase 80,331 shares of the Company's common stock to an underwriter at an initial exercise price of $7.23 per share, in connection with the private placement of the Class F Preferred Stock.

         On February 10, 1994, in connection with the closing of the initial public offering the Company's underwriter purchased for $210.00 warrants to purchase 210,000 shares of the Company's common stock at an exercise price of $11.90 per share. The warrants expire on February 10, 1999.


         On April 1, 1994, in connection with the Company's $2 million master lease agreement, the Company issued common stock warrants for a purchase price of $350.00 to purchase 35,000 shares of common stock at a price of $8.50 per share at any time on or after April 1, 1995 and on or before April 1, 1999.

         On September 11, 1995, the Company issued common stock warrants for a purchase price of $300.00 to purchase 30,000 shares of the Company's common stock to Oppenheimer & Co., Inc. at an exercise price of $7.00 per share, in connection with the engagement of Oppenheimer & Co., Inc. to provide investment banking services to the Company. These warrants are exercisable beginning September 11, 1996 and expire September 10, 2000.

         On January 6, 1997, the Company issued a common stock warrant to purchase 75,000 shares of the Company's common stock to Furman Selz LLC at an exercise price of $1.50 per share in connection with financial advisory services to the Company. This warrant is exercisable beginning January 6, 1997 and expires on January 6, 2002.

         On February 14, 1996, the Company issued common stock warrants for a purchase price of $220.00 to purchase up to 220,000 shares of the Company's common stock to Commonwealth Associates at an exercise price of $3.13 per share in connection with a public financing. These warrants are exercisable beginning February 14, 1997 and expire on February 13, 2001.

         In August 1991 and September 1992, the Company issued warrants to purchase up to 30,240 and 20,000 shares, respectively, of the Company's Class D Preferred Stock (the "Class D Warrants") at a minimum exercise price of $2.50 per share, in connection with leasing arrangements. The Class D Warrants were automatically converted into 18,771 warrants to purchase shares of common stock at an exercise price of $6.69 per share upon the closing of the Company's initial public offering on February 17, 1994. The warrants expire on February 10, 1999.


         In connection with promissory notes issued in September 1992, the Company granted warrants to acquire an aggregate of 88,888 shares of Class F Preferred Stock at an exercise price of $2.25 per share. Upon conversion of all Class F Preferred Stock effected by the initial public offering, the warrants converted into warrants to purchase 33,212 shares of common stock at an exercise price of $6.02 per share. In the year ended December 31, 1995, 9,707 of these warrants were exercised. The warrants expire on September 15, 1997.

F.      Collaborative Research and Development Agreements:

        In February 1990, the Company entered into a Research Collaboration and License Agreement with E.R. Squibb & Sons, Inc., ("Bristol-Myers Squibb") covering the development of a core technology based on the understanding of T cell antigen receptors ("TCRs").

                                 PROCEPT, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                ----------------


        Bristol-Myers Squibb agreed to pay the Company approximately $10 million in product research funding. This research funding was paid on a quarterly basis for the 5 year period through fiscal year 1994 and totaled approximately $10 million. The Company received $0, $28,645 and $1,701,600 in funded research for the years ended December 31, 1996, 1995 and 1994 respectively. The Research Collaboration and License Agreement ended as scheduled in February 1995.


        In September 1993, the Company signed a Research and Development Agreement with Sandoz Pharma Ltd. (the "Sandoz Agreement") to identify and develop compounds which bind to CD4 or CD2, or their respective ligands, and interfere with their interaction, as therapeutic agents for immune suppression. Effective as of September 1, 1995, the Company's sponsored research agreement with Sandoz Pharma Ltd. was amended to focus the research program on compounds targeting CD4 and its ligand and to limit the research program with respect to compounds that bind to CD2 and its ligand to certain screening activities being conducted by Sandoz through the end of 1995. In connection with this amendment, the research and license fees due for the third year of the research program were reduced from $5 million to $2.2 million. Of the $2.2 million received, $925,000 was recorded as revenue in 1995 and $1.275 million as deferred revenue at December 31, 1995 and was subsequently recorded as revenue in 1996. Under the terms of the Sandoz Agreement, the Company has received $14.2 million in initial license fees and research funding to date.


        In 1994, the Company received $8,000,000 and recorded as revenue $5,000,000 for research performed by the Company under the Sandoz agreement. The $3,000,000 was advance payment for research to be performed in fiscal year 1995 and is recorded as deferred revenue at December 31, 1994 and was subsequently recorded as revenue in 1995.

        In March 1994, the Company in conjunction with Dana-Farber Cancer Institute and Harvard University received a four-year grant from the National Cooperative Drug Discovery Group (NCDDG) of the National Institutes of Health (NIH) to conduct AIDS research. The Company received $105,264 in revenue in the year ended December 31, 1995 related to this grant. In the years ended December 31, 1996 and 1994 the Company received no revenue under this grant.

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

        Under the Sponsored Research Agreement, Procept will conduct specified research tasks on behalf of VacTex for which Procept will receive a combination of cash and equity in VacTex based on the number of full-time equivalent employees of Procept engaged in the research, but subject to maximum cash and stock limits. Currently, Procept has neither invested cash in, nor transferred technology to, VacTex. At any time until the earlier of December 1997 or the termination of the Sponsored Research Agreement by VacTex, Procept may exercise an option to purchase all of the outstanding capital stock of VacTex at a fixed price. If Procept does not exercise this option, it must issue Procept Common Stock warrants to VacTex or its stockholders to purchase an aggregate of 100,000 shares of Common Stock at an

                                 PROCEPT, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                ----------------

        exercise price of $3.50 per share. The warrants will expire five years after the date of issuance.

        In the year ended December 31, 1996, the Company recorded revenue of $562,500 which consisted of $412,500 in cash and 150,000 shares of VacTex common stock. At December 31, 1996, the Company had an accounts receivable of $172,812, which was subsequently paid in March 1997, and an investment in VacTex of $150,000 included in its other assets.

G.      Income Taxes:


        No federal or state income taxes have been provided for as the Company has incurred losses since its inception. At December 31, 1996, the Company had Federal and State tax net operating loss ("NOL") carryforwards of approximately $48,420,000 and $40,607,000 which will expire beginning in the year 2000 through 2011 for Federal and beginning in the year 1997 through 2001 for State, respectively. Additionally, the Company had Federal and State research and experimentation credit carryforwards of approximately, $1,209,000 and $738,000, respectively, both of which will expire in the year 2011.


        The Internal Revenue Code of 1986 (the "Code") contains provisions which limit the net operating loss carryforwards and tax credits available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests. In conjunction with the initial public offering, such a change in ownership as defined in the Code occurred. Accordingly, certain available NOL carry forwards and tax credits are subject to these limitations.


        The components of Procept's net deferred tax assets were as follows at December 31:


                                                     1996           1995
                                                     ----           ----
        Net deferred tax assets:
            Net operating loss carryforwards       $19,021,000    $14,910,000
            Tax credit carryforwards                 1,947,000     1,390 ,000
            Depreciation                             1,057,000        780,000
            Vacation and benefits                       22,000         36,000
            Capital leases and other                  (957,000)      (670,000)
            Valuation allowance                    (21,090,000)   (16,446,000)
                                                  ------------   ------------

        Total net deferred tax assets               $        0    $         0
                                                    ==========    ===========

        As required by Financial Accounting Statement No 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets which are comprised principally of net operating loss and tax credit carryforwards. Management has considered the Company's history of losses and concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company will not recognize the benefit of the net deferred tax assets. Accordingly, the deferred tax assets have been fully reserved. Management re-evaluates the positive and negative evidence on an annual basis.

H.      Savings and Retirement Plan:

        On July 1, 1990, the Company established the Procept, Inc. Savings and Retirement Plan (the "401(k) Plan"), a profit-sharing plan under Section 401 of the Code. Employees are

                                 PROCEPT, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                ----------------


        eligible to participate in the 401(k) Plan by meeting certain requirements, including length of service and minimum age. The Company may contribute to the 401(k) Plan, without regard to current or accumulated net profits, in an amount not to exceed the maximum allowable under applicable provisions of the Code. The amount is to be allocated to active participants based on their annual pay as a percentage of the total annual pay of all such participants. Participants may also contribute to the 401(k) Plan, but no more than the maximum permissible amount allowed by regulatory definitions. For the years ended December 31, 1996, 1995 and 1994, the Company did not contribute to the 401(k) Plan.

I.      Commitments:

           Operating Leases

           On February 28, 1989, the Company entered into an operating lease arrangement for its facility. The Company has made several amendments to its operating lease arrangement for its facility to include additional leased space and extension of the lease terms. The commitment under the operating lease requires the Company to pay monthly base rent and an allocable percentage of operating costs and property taxes.

           The monthly base rent is subject to increases during the course of the lease term which are unrelated to increases in utilized space. Accordingly, the Company is providing for rent expense based on an amortization of the lease payments on a straight-line basis over the life of the lease arrangement.

           Pursuant to the aforementioned leasing arrangements, at December 31, 1996 and 1995, the Company has recorded noncurrent liabilities of $285,529 and $273,179, respectively, for rent expense in excess of cash expenditures for leased facilities.

           Rent expense for leased facilities and equipment amounted to approximately $1,574,000, $1,661,000 and $1,446,000, for the years ended December 31, 1996, 1995 and 1994, respectively. The approximate future minimum annual rental payments for leased facilities for the next five years under the lease arrangements consist of the following at December 31,1996:

                     1997               $1,349,138
                     1998               $1,392,261
                     1999               $1,435,379
                     2000                 $739,455

           Pursuant to the facility lease agreement, the Company has provided an open letter of credit for the term of its leases in the amount of $369,000 and $422,000 at December 31, 1996 and 1995, respectively, which would provide for payment to the lessor of its main facility in the event of default by the Company. The Company held a certificate of deposit, which is classified as a restricted investment (see also Note J), solely for the purpose of collateralizing this letter of credit in the amount of $369,000 and $422,000 at December 31, 1996 and 1995, respectively.

                                 PROCEPT, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                ----------------


           Capital Leases

           In 1992, the Company entered into a leasing agreement which allowed the Company to lease up to $1,000,000 of capital equipment at implicit interest rates ranging from approximately 11% to 13% for a 42 month term.

           In 1994, the Company entered into a $2 million master lease agreement for the lease and sale/leaseback of certain equipment and leasehold improvements. The implicit interest rates for the leases under this agreement range from approximately 5.5% to 7% for a 36 month term. During fiscal year 1994, the Company purchased and leased $711,243 of laboratory equipment, office equipment and furniture and fixtures pursuant to this leasing arrangement. During fiscal year 1995, the Company purchased and leased $1,266,773 of laboratory equipment, office equipment and leasehold improvements pursuant to this leasing arrangement. These equipment leasing agreements have been fully utilized at December 31, 1996.

           Future minimum lease payments with initial or remaining terms of one year or more consist of the following at December 31, 1996:

                           1997                                   637,529
                           1998                                    20,519
                                                                   ------

               Total future minimum lease payments                658,048

               Less:  amount representing interest                (23,754)

               Present value of future minimum lease
                  payments                                        634,294

               Less:  current portion                            (614,063)

               Capital lease obligations, less current portion    $20,231
                                                                  =======

           Contract Research

           In February 1987, the Company entered into a Research and Licensing Agreement with Dana-Farber, a Massachusetts not-for-profit corporation. As part of the Agreement, the Company has agreed to fund certain research and development projects conducted by Dana-Farber in relation to the development and eventual commercialization of products related to T cell activation. To the extent that an invention is developed at Dana-Farber with principal support and funding by the Company, the Company shall have the exclusive rights to use the invention. As part of this arrangement, the Company is required to pay to Dana-Farber, when product sales commence, certain royalties based on a formula stipulated in the Agreement. In May 1993, the Company agreed to extend funding of the research through April 1998.

           The approximate future minimum annual research payments to be provided to Dana-Farber consist of the following at December 31, 1996:

                           1997                  $909,442
                           1998                  $316,094

                                 PROCEPT, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                ----------------


           The amount of contract research costs under the Agreement incurred by the Company and included in research and development expense amounted to $809,000, $785,000 and $782,000 in 1996, 1995 and 1994,
           respectively. The Company has accrued $414,888 and $394,278 at December 31, 1996 and 1995, respectively, payable to Dana-Farber under this Agreement.

J.         Note Payable:

           On February 15, 1995, the Company signed a term note with Bristol-Myers Squibb Company in the amount of $115,851. The term note provided for scheduled payments of $38,617 on April 1, July 1, and October 1, 1996. The interest rate for the note was 8.0%. Upon the occurrence of certain financing events, the entire balance of the note, including all accrued and unpaid interest, became due and payable. This Note was repaid in full in 1996 upon the closing of the secondary offering.


           Line of Credit:

           The Company maintains a $100,000 line of credit through the use of corporate credit cards. This line of credit is collateralized with a certificate of deposit of $100,000 and is classified as a restricted investment on the balance sheet. The certificate of deposit is recorded at cost, which approximates market. Interest earned on the certificate of deposit is not restricted; accordingly, any accrued interest is considered a cash equivalent. See also Note B.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) The information required by Item 10 with respect to the directors of the Company is included under the caption "Election of Directors" in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement") and is incorporated herein by reference.

(b) The information required by Item 10 concerning executive officers of the Company is included under the caption "Executive Officers of the Registrant" under Item 1A of this Report.


(c) The information concerning disclosure pursuant to Item 405 of Regulation S-K is included under the caption "Compliance with Section 16(a) of the Securities Exchange Act" in the Proxy Statement and is incorporated herein by reference.



ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is included under the captions "Compensation Committee Interlocks and Insider Participation", "Election of Directors-Director Compensation" and "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is included under the caption "Share Ownership" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is included under the caption "Certain Transactions" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    1.         FINANCIAL STATEMENTS.

                  The financial statements are listed under Part II, Item 8 of this Report.

       2.         FINANCIAL STATEMENT SCHEDULES.

                  None.

       3.         EXHIBITS.

                  The exhibits are listed under Part IV, Item 14(c) of this Report.

(b)               REPORTS ON FORM 8-K.

                  The Company filed no reports on Form 8-K during the last quarter of 1996.

(c)               EXHIBITS.

Exhibit
   No.                                        Description
-------                                       -----------

    3.1        Restated Certificate of Incorporation of the Company. Filed as
               Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

    3.2 By-laws of the Company. Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

    4.1 Specimen Stock Certificate for Common Stock $.01 par value. Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

    4.2 Warrant Agreement to Purchase Class D Convertible Preferred Stock dated August 1, 1991, issued to Comdisco, Inc. Filed as Exhibit
               4.2 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

    4.3 Warrant Agreement to Purchase Class D Convertible Preferred Stock dated September 11, 1992, issued to Comdisco, Inc. Filed as
               Exhibit 4.3 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

    4.4 Form of Warrant to Purchase Class F Convertible Preferred Stock dated September 15, 1992 and Schedule of Holders. Filed as
               Exhibit 4.4 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

    4.5 Form of Warrant to Purchase Common Stock dated December 16, 1992 and Schedule of Holders. Filed as Exhibit 4.5 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

    4.6 Warrant to Purchase Common Stock dated January 5, 1993, issued to Tucker Anthony Incorporated. Filed as Exhibit 4.6 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

    4.7 Warrant to Purchase Common Stock dated as of February 17, 1994, issued to D. Blech & Company, Incorporated. Filed as Exhibit 4.6 to the Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

    4.8        Warrant Agreement dated February 17, 1994 between the Company and
               D. Blech & Company, Incorporated. Filed as Exhibit 4.7 to the Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference..

    4.9 Warrant to Purchase Common Stock dated as of April 1, 1994, issued to Hambrecht & Quist Guaranty Finance, L.P. Filed as
               Exhibit 4 to the Company's Form 10-Q for the quarter ended March 31, 1994, Commission File No. 0-21134, and incorporated herein by reference.

    4.10 Warrant to Purchase Common Stock dated as of September 11, 1995, issued to Oppenheimer & Co., Inc. Filed as Exhibit 4.10 to the Company's Registration Statement on Form S-1, Commission File No. 33-96798, and incorporated herein by reference.

    4.11 Form of Warrant Agreement between the Company and Commonwealth Associates. Filed as Exhibit 4.11 to the Company's Registration Statement on Form S-1, Commission File No. 33-96798, and incorporated herein by reference.

    4.12 Form of Warrant to Purchase Common Stock dated May 17, 1996 and schedule of holders. Filed herewith.

    4.13 Warrant to Purchase Common Stock issued to Furman Selz LLC dated January 6, 1997. Filed herewith.

    10.1 Master Lease Agreement (equipment) dated as of August 1, 1991 between the Company and Comdisco, Inc. Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

    10.2 Master Lease Agreement (equipment) dated as of September 11, 1992 between the Company and Comdisco, Inc. Filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

    10.3 Master Lease Agreement (equipment) dated as of April 1, 1994 between the Company and Hambrecht & Quist Guaranty Finance L.P. Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 1995, Commission File No. 0-21134, and incorporated herein by reference.

    10.4 The 1989 Stock Plan. Filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

    10.5 The 1994 Employee Stock Purchase Plan. Filed as Exhibit 99 to the Company's Registration Statement on Form S-8, Commission File No. 33-81394, and incorporated herein by reference.

    10.6 The 1994 Director Stock Option Plan. Filed as Exhibit 99 to the Company's Registration Statement on Form S-8, Commission File No. 33-81392, and incorporated herein by reference.

    10.7 Registration Rights Agreement dated as of January 5, 1993 among the Company and certain of its security holders named therein. Filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1, Commission File No. 33-51788, and incorporated herein by reference.

    10.8 Amendment No. 1 to Registration Rights Agreement dated as of March 2, 1994 among the Company and certain of its security holders named therein. Filed as Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 1994, Commission File No. 0-21134, and incorporated herein by reference.

    10.9 Amendment No. 2 to Registration Rights Agreement dated as of September 11, 1995 between the Company and Oppenheimer & Co., Inc. Filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1, Commission File No. 33-96798, and incorporated herein by reference.

    10.10 Lease for 840 Memorial Drive dated February 28, 1989 between the Company and Robert Epstein et al., Trustee of the 840 Memorial Drive Trust, as amended February 28, 1989 and April 4, 1989. Filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

    10.11 Lease for 840 Memorial Drive dated August 21, 1990 between the Company and Robert Epstein et al., Trustee of 840 Memorial Drive Trust. Filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

    10.12 Lease for 840 Memorial Drive dated February 10, 1992 between the Company and Robert Epstein et al., Trustee of the 840 Memorial Drive Trust. Filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

    10.13 Lease for 840 Memorial Drive dated September 8, 1992 between the Company and Robert Epstein et al., Trustee of the 840 Memorial Drive Trust. Filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

    10.14 Lease for 840 Memorial Drive dated April 27, 1994 between the Company and Robert Epstein et al., Trustee of the 840 Memorial Drive Trust. Filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended March 31, 1994, Commission File No. 0-21134, and incorporated herein by reference.

    10.15 Amended and Restated Research and Licensing Agreement dated as of February 19, 1987 between the Company and the Dana-Farber Cancer Institute, as amended by Letter Agreements between the Company and Dana-Farber Cancer Institute dated as of October 17, 1987, October 20, 1987, January 20, 1988, March 1, 1988, March 22,
               1989, March 27, 1989, March 5, 1990, May 3, 1993, May 4, 1993,
               May 10, 1993 and May 12, 1993 (as amended, the "DFCI Agreement"). Filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

    10.16 Letter Agreements between the Company and Dana-Farber Cancer Institute dated April 29, 1994 and May 6, 1994, amending the DFCI Agreement. Filed as Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1994, Commission File No. 0-21134, and incorporated herein by reference.

    10.17 Collaboration Agreement dated as of January 1, 1992 between the Company and the Molecular Modeling and Design Unit of the University of California, San Francisco. Filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

    10.18 Confidential Screening Agreement dated as of July 24, 1992 between the Company and the Division of Acquired Immunodeficiency Syndrome (AIDS), National Institute of Allergy and Infectious Diseases. Filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

    10.19 Extension of Consulting Agreement dated August 9, 1990 between the Company and Dr. Ellis L. Reinherz. Filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

    10.20 Non-Competition Agreement dated as of August 21, 1990 between the Company and Stanley C. Erck. Filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

    10.21 Non-Competition Agreement dated as of January 11, 1992 between the Company and James C. Jenson. Filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

    10.22 Key Employee Confidentiality, Inventions, and Non-Competition Agreement dated January 13, 1993 between the Company and A. James Ueberroth. Filed as Exhibit 10.20 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

    10.23 Consulting and Confidentiality Agreement dated as of May 1, 1994 between the Company and Zola P. Horovitz, Ph.D. Filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended June 30, 1994, Commission File No. 0-21134, and incorporated herein by reference.

   +10.24 Collaborative Research Agreement dated March 6, 1992 between the Company and the President and Fellows of Harvard College (re:
               Harrison). Filed as Exhibit

               10.22 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

   +10.25 Collaborative Research Agreement dated March 2, 1994 among the Company, the President and Fellows of Harvard College and Howard Hughes Medical Institute (re: Harrison). Filed as Exhibit 10.27 to the Company's Form 10-K for the year ended December 31, 1994, Commission File No. 0-21134, and incorporated herein by reference.

   +10.26 Sponsored Research Agreement dated August 4, 1992 between the Company and President and Fellows of Harvard College (re:
               Wagner). Filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

   +10.27 Research and Development Agreement between the Company and Sandoz Pharma Ltd. dated as of September 16, 1993. Filed as Exhibit
               10.24 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

   +10.28 Amendment No. 1 to Research and Development Agreement between the Company and Sandoz Pharma Ltd. dated as of January 25, 1995. Filed as Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 1994, Commission File No. 0-21134, and incorporated herein by reference.

   +10.29 The Second Amendment to Research and Development Agreement dated March 31, 1995 between the Company and Sandoz Pharma Ltd. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1995, Commission File No. 0-21134, and incorporated herein by reference.

    10.30 Consulting and Confidentiality Agreement dated as of April 20, 1995 between the Company and Max Link, Ph.D. Filed as Exhibit
               10.30 to the Company's Registration Statement on Form S-1, Commission File No. 33-96798, and incorporated herein by reference.

   +10.31 Third Amendment to Research and Development Agreement dated August 31, 1995 between the Company and Sandoz Pharma Ltd. Filed as Exhibit 10.32 to the Company's Registration Statement on Form S-1, Commission File No. 33-96798, and incorporated herein by reference.

   +10.32 Research Agreement dated as of March 1, 1993 between the Company and The General Hospital Corporation (re: Hirsh). Filed as
               Exhibit 10.25 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

   +10.33 Research Agreement dated as of March 1, 1993 between the Company and The General Hospital Corporation (re: Drake). Filed as
               Exhibit 10.26 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

   +10.34 Peptoid Library Screening Agreement dated September 27, 1994 between the Company and Chiron Corporation. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1994, Commission File No. 0-21134, and incorporated herein by reference.

    10.35 Underwriting Agreement dated February 8, 1996 between the Company and Commonwealth Associates. Filed as Exhibit 1 to the Company's Registration Statement on Form S-1, Commission File No. 33-96798, and incorporated herein by reference.

    10.36 Registration Rights Agreement dated January 6, 1997 between the Company and Furman Sez LLC. Filed herewith.

    23 Consent of Coopers & Lybrand L.L.P., independent accountants to Procept, Inc. Filed herewith.

    99.1 Important factors regarding forward-looking statements. Filed herewith

-----------------------

+ Confidential treatment has been granted for the deleted portions Exhibits 10.15, 10.16, 10.17, 10.24, 10.25, 10.26, 10.27, 10.28, 10.29,
         10.32, 10.33 and 10.34.

         Exhibits 10.4 through 10.7, 10.19 through 10.23 and 10.30 are management contracts or compensatory plans, contracts or arrangements in which executive officers or directors of the Company participate.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by on this 28th day of March, 1997.


                                PROCEPT, INC.
                                (Registrant)



                                By: /s/ Stanley C. Erck
                                        Stanley C. Erck,
                                        President and Chief Executive Officer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 28th day of March, 1997:

                                           Capacity
                                           --------

/s/ Stanley C. Erck             President, Chief Executive Officer
--------------------------      and Director (Principal Executive Officer)
Stanley C. Erck


/s/ Michael J. Higgins          Chief Financial Officer
--------------------------      (Principal Financial Officer and Principal
Michael J. Higgins              Accounting Officer)


/s/ Zola P. Horovitz            Director
--------------------------
Zola P. Horovitz, Ph.D.


/s/ Max Link                    Director
--------------------------
Max Link, Ph.D.


/s/ Ellis L. Reinherz           Director
--------------------------
Ellis L. Reinherz, M.D.