Form 10-Q
period 1997-03-31
PROCEPT INC
filed 1997-05-15
CIK 885475

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

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

                                YES  X   NO
                                    ---     ---

Number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.

           Class                                Outstanding as of May 15, 1997
           -----                                ------------------------------

Common Stock, $.01 par value                             13,720,334


                    This report includes a total of 13 pages

                        Exhibit Index Appears on Page 12

                                  PROCEPT, INC.

                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Balance Sheets                                             3

                       March 31, 1997 and December 31, 1996

                Statements of Operations                                   4

                       Three months ended March 31, 1997 and 1996

                Statements of Cash Flows                                   5

                       Three Months ended March 31, 1997 and 1996

                Notes to Financial Statements                              6

     Item 2.    Management's Discussion and Analysis of Financial          8
                Condition and Results of Operations



PART II - OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K                      10



SIGNATURES                                                                11

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

                                  PROCEPT, INC.

                                 BALANCE SHEETS
                                 --------------

                                                                   March 31, 1997             December 31, 1996

                                     ASSETS

Current assets:
     Cash and cash equivalents                                        $3,318,005                    $1,962,229
     Marketable securities                                                    --                     4,001,625
     Accounts receivable                                                 168,038                       172,812
     Prepaid expenses and other current assets                           194,074                       111,237
                                                                   -------------                  ------------
         Total current assets                                          3,680,117                     6,247,903

Property and equipment, net                                            1,586,123                     1,863,200
Restricted investment                                                    474,809                       469,000
Other assets                                                             386,960                       337,163
                                                                   -------------                  ------------

TOTAL ASSETS                                                          $6,128,009                    $8,917,266
                                                                      ==========                    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                   $838,993                      $773,501
     Accrued compensation                                                130,579                       122,712
     Accrued contract research costs                                     204,009                       438,513
     Other current liabilities                                           139,217                       196,610
     Current portion of capital lease obligations                        437,512                       614,063
                                                                   -------------                  ------------
         Total current liabilities                                     1,750,310                     2,145,399

Capital lease obligations, less current portion                               --                        20,231
Other noncurrent liabilities                                             333,057                       435,529
Commitments and contingencies (Note 2)
Stockholders' equity:
     Common stock, par value $.01 per share; 30,000,000 shares authorized at
       March 31, 1997 and December 31, 1996 respectively; 13,720,334 and
       13,680,399 shares issued and outstanding at March 31, 1997 and
       December 31, 1996, respectively                                   137,203                       136,804
     Additional paid-in capital                                       55,010,993                    54,960,583
     Receivable from sale of stock                                      (73,242)                       (73,242)
     Accumulated deficit                                            (51,030,312)                   (48,703,200)
     Unrealized (loss) on securities available for sale                       --                        (4,838)
                                                                   -------------                  ------------
         Total stockholders' equity                                    4,044,642                     6,316,107
                                                                   -------------                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $6,128,009                    $8,917,266
                                                                      ==========                    ==========

The accompanying notes are an integral part of the financial statements.

                                  PROCEPT, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------



                                                                  Three Months Ended March 31,
                                                                  ----------------------------

                                                                   1997                      1996
                                                                   ----                      ----
Revenues:
     Research and development revenue
        under collaborative arrangements                            $--                  $425,000
     Research and development revenue
        under collaborative agreements from
        related party                                           140,625                    75,000
     Revenue from grant                                          55,811                        --
     Interest income                                             67,782                    51,911
                                                           ------------              ------------

Total revenues                                                  264,218                   551,911
                                                           ------------              ------------


Costs and expenses:
     Research and development                                 1,880,142                 2,828,425
     General and administrative                                 692,463                   771,488
     Interest expense                                            18,725                    34,259
                                                           ------------              ------------

Total costs and expenses                                      2,591,330                 3,634,172
                                                           ------------              ------------

Net loss                                                   $(2,327,112)              $(3,082,261)
                                                            ===========               ===========

Net loss per common share                                       $(0.17)                   $(0.40)
                                                           ============              ============

Weighted-average number of common
     shares outstanding                                      13,693,881                 7,761,219
                                                           ============              ============

The accompanying notes are an integral part of the financial statements.

                                  PROCEPT, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------



                                                                                Three Months Ended March 31,

                                                                               1997                     1996
                                                                               ----                     ----

Cash flows from operating activities:
     Net loss                                                          $(2,327,112)             $(3,082,261)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                      286,193                  312,110
         Gain on sale of marketable securities                                   --                  (1,359)
     Changes in operating assets and liabilities:
              Accounts receivable                                             4,774                 (33,729)
              Prepaid expense and other current assets                     (82,837)                 (16,298)
              Other assets                                                 (49,797)                    2,945
              Accounts payable                                               65,492                (330,823)
              Accrued compensation                                            7,867                       --
              Accrued contract research                                   (234,504)                  197,688
              Other current liabilities                                    (57,393)                 (63,015)
              Other noncurrent liabilities                                (102,472)                    8,521
              Deferred revenue                                                   --                (425,000)
                                                                      -------------             ------------
                  Net cash used in operating activities                 (2,489,789)              (3,431,221)
                                                                      -------------             ------------

Cash flows from investing activities:
     Capital expenditures                                                   (9,116)                 (60,377)
     Proceeds from sale of marketable securities                                 --                2,004,070
     Proceeds from maturity of marketable securities                      4,006,463                       --
     Other investing activities                                                  --                 (37,500)
     (Increase) decrease in restricted investment                           (5,809)                   53,000
                                                                      -------------             ------------
                  Net cash provided by
                      investing activities                                3,991,538                1,959,193
                                                                      -------------             ------------

Cash flows from financing activities:
     Principal payments on capital lease obligations                      (196,782)                (244,786)
     Proceeds from exercise of common stock options                             410                       --
     Proceeds from issuance of common stock                                      --                5,115,562
     Proceeds from employee stock purchase plan                              50,399                   70,722
     Proceeds from issuance of warrants                                          --                      220
                                                                      -------------             ------------
                  Net cash provided by (used in)
                      financing activities                                (145,973)                4,941,718
                                                                      -------------             ------------

Net change in cash and cash equivalents                                   1,355,776                3,469,690
Cash and cash equivalents at beginning of period                          1,962,229                  565,521
                                                                      -------------             ------------
Cash and cash equivalents at end of period                               $3,318,005                4,035,211
                                                                      =============             ============

Supplemental disclosures and non-cash transactions:

Interest paid                                                               $11,813                  $34,259
                                                                      =============             ============

The accompanying notes are an integral part of the financial statements.

                                  PROCEPT, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
    ---------------------

Plan of Operations
------------------

Since its inception Procept, Inc. ("Procept" or the "Company") has generated no revenue from product sales. The Company has not been profitable since inception and has incurred an accumulated deficit of approximately $51,030,000 through March 31, 1997. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase due to ongoing research and development efforts and expanded preclinical and clinical testing.

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

The accompanying financial statements for the three-month periods ended March 31, 1997 and 1996 are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles. The interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended March 31, 1997 and 1996. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996, which are contained in the Company's 1996 Annual Report on Form 10-K.

2.   RESEARCH COLLABORATIONS
     -----------------------

In September 1996, the Company's three-year sponsored research agreement with Sandoz Pharma Ltd. ended as originally scheduled. Upon the completion of the agreement all rights to compounds developed under the agreement reverted to the company that originally supplied or developed the compound. Under the terms of this agreement, Procept recorded $425,000 in revenue in the three month period ended March 31, 1996. No revenue related to this agreement was recorded during the three month period ended March 31, 1997.

In January 1996, Procept entered into a Sponsored Research Agreement with VacTex, Inc. ("VacTex"), an entity created by a group of executives and scientists from leading biotechnology companies and academic institutions to provide research services relating to the development of novel vaccines based on discoveries licensed from the Brigham and Women's Hospital and Harvard Medical School. These discoveries shed light on a previously unknown aspect of immunology, the CD1 system of lipid antigen presentation. Under the Sponsored Research Agreement, Procept will conduct specified research tasks on behalf of VacTex for which Procept will receive a combination of cash and equity in VacTex based on the number of full-time equivalent employees of Procept engaged in the research, but subject to maximum cash and stock limits. Under terms of this agreement, Procept recorded $140,625 and $75,000 in revenues in the three-month periods ended March 31, 1997 and 1996, respectively.

3.   NEW ACCOUNTING PRONOUNCEMENT
     ----------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128), which is effective for periods ending after December 15, 1997, including interim periods. Earlier adoption is not permitted. However, an entity is permitted to disclose pro forma earnings per share amounts computed under SFAS 128 in the notes to the financial statements in periods prior to adoption. The statement requires restatement of all prior period earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standard 33, Earnings Per Share. The Company plans to adopt SFAS 128 in 1997 and has determined its adoption will have no impact.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

RESULTS OF OPERATIONS

Since its inception, the Company has generated no revenues from product sales. The Company is dependent upon research and development collaborations, equity financing and interest on invested funds to provide the working capital required to pursue its intended business activities. The Company has incurred an accumulated deficit of approximately $51,030,000 through March 31, 1997. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs. The Company expects to incur significant additional operating losses over the next several years due to its ongoing research and development efforts and expanded preclinical and clinical testing.

Three Months Ended March 31, 1997 and 1996

The Company's total revenues decreased to $264,000 in the first quarter of 1997 from $552,000 during the same period of 1996, principally as a result of the scheduled completion of the Sandoz Agreement. In the first quarter of 1997, revenues consisted of $141,000 earned under the VacTex Agreement, $56,000 under a grant from the National Cooperative Drug Discovery Group and $68,000 in interest earned on invested funds. In 1996, first quarter revenues consisted of $425,000 earned under the Sandoz Agreement, $75,000 earned under the VacTex Agreement and $52,000 in interest earned on invested funds.

The Company's total operating expenses decreased to $2,591,000 in the first quarter of 1997, from $3,634,000 during the same period in 1996. Research and development expenses decreased 34% to $1,880,000 in the first quarter of 1997 from $2,828,000 in the first quarter of 1996. This expense decrease was due primarily to a decrease in personnel in the Company's research and development organization and their related research costs from the first quarter of 1996 to the same period in 1997. The 10% decrease in general and administrative expenses during the first quarter of 1997 to $692,000 from $771,000 in the first quarter of 1996 reflects a decrease in administrative personnel as well as reduced general and administrative expenses due to cost control measures. Interest expense decreased to $19,000 in the first quarter of 1997 from $34,000 in the first quarter of 1996 as a result of the decrease in payments under the Company's lease financing arrangements.

FINANCIAL CONDITION

At March 31, 1997, the Company's aggregate cash and cash equivalents were $3,318,000, a net increase of $1,356,000 since December 31, 1996. The increase in cash is primarily attributable to the maturity of a marketable security of $4,006,000 offset by $2,490,000 used in operations, principally to fund research and development activities and principal payments on capital lease obligations of $197,000.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128), which is effective for periods ending after December 15, 1997, including interim periods. Earlier adoption is not permitted. However, an entity is permitted to disclose pro forma earnings per share amounts computed under SFAS 128 in the notes to the financial statements in periods prior to adoption. The statement requires restatement of all prior period earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standard 33, Earnings Per Share. The Company plans to adopt SFAS 128 in 1997 and has determined its adoption will have no impact.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities:

         (c) On January 6, 1997, in exchange for investment banking services the Company issued a warrant exercisable for 75,000 shares of the Company's Common Stock at a price of $1.50 per share, expiring on January 6, 2002.

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

                                           PROCEPT, INC.
                                           (Registrant)




Date:  May 15, 1997                        by:  /s/ Michael J. Higgins
                                                ----------------------
                                                Michael J. Higgins
                                                Vice President, Finance
                                                Chief Financial Officer
                                                (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit                                                                  Page
Number                   Description                                     Number
------                   -----------                                     ------

27                       Financial Data Schedule                         13