Form 10-Q
period 1997-06-30
PROCEPT INC
filed 1997-08-14
CIK 885475

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  YES  X   NO
                                      ---     ---


Number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.

           Class                                Outstanding as of August 1, 1997
           -----                                --------------------------------
Common Stock, $.01 par value                             19,693,668


                    This report includes a total of 97 pages

                        Exhibit Index Appears on Page 15

                                  PROCEPT, INC.

                                      INDEX
                                      -----


                                                                                 Page No.
                                                                                 --------
PART I - FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Balance Sheets                                                      3

                     June 30, 1997 and December 31, 1996

                 Statements of Operations                                            4

                     Three months and six months ended June 30, 1997 and 1996

                 Statements of Cash Flows                                            5

                     Six Months ended June 30, 1997 and 1996

                 Notes to Financial Statements                                       6

      Item 2.    Management's Discussion and Analysis of Financial                   8
                 Condition and Results of Operations


PART II - OTHER INFORMATION

      Item 2.    Changes in Securities                                              11
      Item 4.    Submission of Matters to a Vote of Security Holders                12
      Item 6.    Exhibits and Reports on Form 8-K                                   13



SIGNATURES                                                                          15


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

                                  PROCEPT, INC.

                                 BALANCE SHEETS
                                 --------------


                                                                   June 30, 1997              December 31, 1996

                                     ASSETS

Current assets:
     Cash and cash equivalents                                        $4,101,488                    $1,962,229
     Marketable securities                                                    --                     4,001,625
     Accounts receivable                                                  92,188                       172,812
     Prepaid expenses and other current assets                           154,965                       111,237
                                                                    ------------                  ------------
         Total current assets                                          4,348,641                     6,247,903

Property and equipment, net                                            1,346,117                     1,863,200
Restricted investment                                                    469,000                       469,000
Other assets                                                             332,421                       337,163
                                                                    ------------                  ------------

TOTAL ASSETS                                                          $6,496,179                    $8,917,266
                                                                    ============                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                   $772,486                      $773,501
     Accrued compensation                                                120,643                       122,712
     Accrued contract research costs                                     408,018                       438,513
     Other current liabilities                                           203,945                       196,610
     Current portion of capital lease obligations                        274,755                       614,063
     Notes payable (Note 2)                                              200,000                            --
                                                                    ------------                  ------------
         Total current liabilities                                     1,979,847                     2,145,399

Capital lease obligations, less current portion                               --                        20,231
Other noncurrent liabilities                                             379,904                       435,529
Commitments and contingencies
Stockholders' equity (Note 2):
     Common stock, par value $.01 per share; 30,000,000
       shares authorized at June 30, 1997 and
       December 31,1996; 19,693,668 and 13,680,399
       shares issued and outstanding at June 30, 1997
       and December 31, 1996, respectively                               196,937                       136,804
     Additional paid-in capital                                       57,619,878                    54,960,583
     Receivable from sale of stock                                      (73,242)                      (73,242)
     Accumulated deficit                                            (53,607,145)                  (48,703,200)
     Unrealized (loss) on securities available for sale                       --                       (4,838)
                                                                    ------------                  ------------
         Total stockholders' equity                                    4,136,428                     6,316,107
                                                                    ------------                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $6,496,179                    $8,917,266
                                                                    ============                  ============


                                  PROCEPT, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                     Three Months Ended               Six Months Ended
                                                          June 30,                        June 30,
                                                    1997             1996           1997           1996
                                                    ----             ----           ----           ----

Revenues:
     Research and development revenue
         under collaborative arrangements               $--         $425,000              $--        $850,000
     Research and development revenue
         under collaborative arrangements
         with related party                         129,687           75,000          270,312         150,000
     Revenue from grant                                  --               --           55,811              --
     Interest income                                 33,139           95,225          100,921         147,136
                                             --------------    -------------    -------------    ------------

     Total revenues                                 162,826          595,225          427,044       1,147,136
                                             --------------    -------------    -------------    ------------


Costs and expenses:
     Research and development                     1,998,223        2,642,848        3,878,365       5,471,273
     General and administrative                     732,560          849,156        1,425,023       1,620,644
     Interest expense                                 8,876           28,780           27,601          63,039
                                             --------------    -------------    -------------    ------------

Total costs and expenses                          2,739,659        3,520,784        5,330,989       7,154,956
                                             --------------    -------------    -------------    ------------


Net loss                                     $  (2,576,833)    $ (2,925,559)    $ (4,903,945)    $(6,007,820)
                                             ==============    =============    =============    ============

Net loss per common share                    $       (0.19)    $      (0.26)    $      (0.36)    $     (0.64)
                                             ==============    =============    ==============   ============


Weighted average number of common
     shares outstanding                          13,785,975       11,082,916        13,740,401       9,435,193
                                             ==============    =============    ==============   =============


                                  PROCEPT, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                                   Six Months Ended June 30,
                                                                                   -------------------------

                                                                               1997                     1996
                                                                               ----                     ----
Cash flows from operating activities:
     Net loss                                                          $(4,903,945)             $(6,007,820)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                      567,297                  607,562
         Non-cash related party revenue                                    (75,000)                 (75,000)
         Gain on sale of marketable securities                                   --                  (1,359)
     Changes in operating assets and liabilities:
              Accounts receivable                                            80,624                 (48,106)
              Prepaid expense and other current assets                     (43,728)                 (50,197)
              Other assets                                                   79,742                    2,945
              Accounts payable                                              (1,015)                (182,226)
              Accrued compensation                                          (2,069)                  (4,995)
              Accrued contract research                                    (30,495)                  174,063
              Other current liabilities                                       7,335                 (60,615)
              Other noncurrent liabilities                                 (55,625)                   16,108
              Note payable                                                       --                (115,851)
              Deferred revenue                                                   --                (850,000)
                                                                      -------------             ------------
                  Net cash used in operating activities                 (4,376,879)              (6,595,491)
                                                                      -------------             ------------

Cash flows from investing activities:
     Capital expenditures                                                  (50,214)                (101,510)
     Proceeds from maturity of marketable securities                      4,006,463                       --
     Proceeds from sale of marketable securities                                 --                2,004,070
     Purchase of marketable securities                                           --              (6,989,032)
     Decrease in restricted investments                                          --                   53,000
                                                                      -------------             ------------
                  Net cash provided by (used in)
                      investing activities                                3,956,249              (5,033,472)
                                                                      -------------             ------------

Cash flows from financing activities:
     Principal payments on capital lease obligations                      (359,539)                (489,057)
     Proceeds from issuance of common stock                                     410                5,135,714
     Proceeds from private placement of stock                             2,800,000               10,403,289
     Proceeds from private placement of note payable                        200,000                       --
     Expenses from private placement securities                           (131,381)                       --
     Proceeds from employee stock purchase plan                              50,399                   70,722
     Proceeds from sale of common stock warrants                                 --                      220
                                                                      -------------             ------------
                  Net cash provided by
                      financing activities                                2,559,889               15,120,888
                                                                      -------------             ------------

Net change in cash and cash equivalents                                   2,139,259                3,491,925
Cash and cash equivalents at beginning of period                          1,962,229                  565,521
                                                                      -------------             ------------
Cash and cash equivalents at end of period                              $ 4,101,488              $ 4,057,446
                                                                      =============             ============

Supplemental disclosures and non-cash transactions:

Interest paid                                                               $20,556                  $71,252
                                                                      =============             ============


                                  PROCEPT, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION
    ---------------------

Plan of Operations

Since its inception Procept, Inc. ("Procept" or the "Company") has generated no revenue from product sales. The Company has not been profitable since inception and has incurred an accumulated deficit of approximately $53.6 million through June 30, 1997. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase due to ongoing research and development efforts and expanded preclinical and clinical testing.

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

The accompanying financial statements for the three month and six month periods ended June 30, 1997 and 1996 are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles. The interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 1997 and 1996. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996, which are contained in the Company's 1996 Annual Report on Form 10-K.

2.   STOCKHOLDERS' EQUITY
     --------------------

On June 30, 1997, the Company completed a $3.0 million self-managed private placement of its securities. The Company received proceeds of $2.8 million for the issuance of 5,973,334 shares of Common Stock (the "Common Shares") and warrants to purchase 10,344,828 shares of Common Stock, and an additional $200,000 for the issuance of two convertible promissory notes. The notes accrue interest at a rate of 12% per year and are due on or before September 30, 1997.

At the Company's 1997 annual meeting, its stockholders approved an amendment and restatement of the Company's Restated Certificate of Incorporation which authorized 1,000,000 shares of "blank-check" preferred stock. On August 1, 1997, the Board of Directors established a series of 30,061 shares of Series A Convertible Preferred Stock (the "Series A Preferred"). Upon the establishment of this Series A Preferred, the purchasers of these securities obtained the right to convert their common stock to shares of Series A Preferred.

The Series A Preferred, when issued, is initially convertible into Common Stock at a conversion price equal to the price paid by the purchasers for the Common Shares, but is subject to conversion rate adjustments, based on future events. Most significantly, upon the earlier of stockholder approval or September 30, 1997: (i) the conversion price of the Series A Preferred will be reduced to a conversion price equal to the lesser of $.29 or 50% of a formula price based on trading prices at various times (the "New Price"). Other significant features of the Series A Preferred include (i) a per share annual dividend, payable in cash or in kind, of 10% of the sum of $140 plus accrued but unpaid dividends, (ii) the right to receive a $140 special per share dividend before dividends are paid to holders of Common Stock, (iii) the right to participate in most subsequent dividend distributions to Common Stock holders and (iv) the right to a liquidation preference of $140 per share plus accrued but unpaid dividends. Furthermore, upon the earlier of stockholder approval or September 30, 1997, the warrants will be exchangeable for new warrants for the same aggregate number of shares with an exercise price equal to the New Price. The Company incurred costs in the amount of $131,381 related to this financing which were charged to additional paid-in capital.

3.   RESEARCH COLLABORATIONS
     -----------------------

In September 1996, the Company's three-year sponsored research agreement with Sandoz Pharma Ltd. ended as originally scheduled. Upon the completion of the agreement all rights to compounds developed under the agreement reverted to the company that originally supplied or developed the compound. Under the terms of this agreement, Procept recorded $425,000 in revenue during the three-month period ended June 30, 1996. No revenue related to this agreement was recorded during 1997.

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

In July 1997, the Company announced that it had been awarded a Phase I Small Business Innovation Research Grant from the National Institutes of Health to support the development of novel vaccines for tuberculosis. Under the terms of the Phase I Grant, Procept will receive $100,000 in financial support. The Company proposes to identify and develop an effective tuberculosis vaccine by utilizing the CD1 system of lipid antigen presentation. The Company plans to apply for additional funding under a Phase II SBIR grant late in 1997.

4.   NEW ACCOUNTING PRONOUNCEMENT
     ----------------------------

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

5.   RESTRUCTURING
     -------------

In July 1997, the Company implemented a restructuring plan that resulted in the elimination of six senior research positions. Associated termination benefits will be accrued and charged to restructuring expenses during the third quarter of 1997. The exact termination benefits and potential long term cost savings have not yet been determined.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

RESULTS OF OPERATIONS

Since its inception, the Company has generated no revenues from product sales. The Company is dependent upon research and development collaborations, equity financing and interest on invested funds to provide the working capital required to pursue its intended business activities. The Company has incurred an accumulated deficit of approximately $53.6 million through June 30, 1997. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs. The Company expects to incur significant additional operating losses over the next several years due to its ongoing research and development efforts and expanded preclinical and clinical testing.

Three Months Ended June 30, 1997 and 1996

The Company's total revenues decreased to $163,000 in the second quarter of 1997 from $595,000 during the same period of 1996, principally as a result of the scheduled completion of the Sandoz Agreement. In the second quarter of 1997, revenues consisted of $130,000 earned under the VacTex Agreement and $33,000 in interest earned on invested funds. In 1996, second quarter revenues consisted of $425,000 earned under the Sandoz Agreement, $75,000 earned under the VacTex Agreement and $95,000 in interest earned on invested funds.

The Company's total operating expenses decreased to $2.7 million in the second quarter of 1997, from $3.5 million during the same period in 1996. Research and development expenses decreased 24% to $2.0 million in the second quarter of 1997 from $2.6 million in the second quarter of 1996. This expense decrease was due primarily to a decrease in personnel in the Company's research and development organization and their related research costs from the second quarter of 1996 to the same period in 1997. The 14% decrease in general and administrative expenses during the second quarter of 1997 to $733,000 from $849,000 in the second quarter of 1996 reflects a decrease in administrative personnel as well as reduced general and administrative expenses due to cost control measures. Interest expense decreased to $9,000 in the second quarter of 1997 from $29,000 in the second quarter of 1996 as a result of the decrease in payments under the Company's lease financing arrangements.


Six months ended June 30, 1997 and 1996

The Company's first half 1997 total revenues decreased to $427,000 from $1,147,000 during the same period of 1996, principally as a result of the scheduled completion of the Sandoz Agreement. In the first half of 1997, revenues consisted of $270,000 earned under the VacTex Agreement, $56,000 under a grant from the National Cooperative Drug Discovery Group and $101,000 in interest earned on invested funds. In the first half of 1996, revenues consisted of $850,000 earned under the Sandoz Agreement, $150,000 earned under the VacTex Agreement and $147,000 in interest earned on invested funds.

The Company's total operating expenses decreased to $5.3 million in the first half of 1997 from $7.2 million during the same period in 1996. Research and development expenses decreased 29% to $3.9 million in the first half of 1997 from $5.5 million in the first half of 1996. This expense decrease was due primarily to a decrease in personnel in the Company's research and development organization and their related research costs from the second quarter of 1996 to the same period in 1997. The 12% decrease in general and administrative expenses during the first half of 1997 to $1.4 million from $1.6 million in the first half of 1996 reflects a decrease in administrative personnel as well as reduced general and administrative expenses due to cost control measures. Interest expense decreased to $28,000 in the first half of 1997 from $63,000 in the first half of 1996 as a result of the decrease in payments under the Company's lease financing arrangements.

FINANCIAL CONDITION

At June 30, 1997, the Company's aggregate cash and cash equivalents were $4.1 million, a net increase of $2.1 million since December 31, 1996. The increase in cash is primarily attributable to the completion of the Company's private placement in June 1997 resulting in net proceeds of $2.9 million and the maturity of a marketable security of $4.0 million offset by $4.4 million used in operations, principally to fund research and development activities and principal payments on capital lease obligations of $360,000.

In July 1997, the Company implemented a restructuring plan that resulted in the elimination of six senior research positions. As a result of this reduction in force and other cost control measures, the Company expects that by year end its cash burn rate will be reduced to approximately $500,000 per month.

The Company believes that its current funds, in conjunction with the net proceeds from its Private Placement and interest income will be sufficient to fund Procept's financial needs for the remainder of 1997. Although management continues to pursue additional funding arrangements, no assurance can be given that such financing will be available to the Company. If the Company is unable to enter into additional corporate collaborations that produce revenue for the Company, or secure additional financing, the Company's financial condition will be materially adversely affected.

The Company's expectations regarding its rate of spending and the sufficiency of its cash resources over future periods are forward-looking statements. The rate of spending and sufficiency of such resources will be affected by numerous factors including the rate of planned and unplanned expenditures by the Company and the timing of achievement of various milestones in the Company's research and development programs.

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

PART II. OTHER INFORMATION

Item 2.  Changes in Securities


At the Company's 1997 annual meeting, its stockholders approved an amendment and restatement of the Company's Restated Certificate of Incorporation which authorized 1,000,000 shares of "blank-check" preferred stock. On August 1, 1997, the Board of Directors established a series of 30,061 shares of Series A Convertible Preferred Stock (the "Series A Preferred"). The Board of Directors, subject to certain contractual limitations, has discretion, without further stockholder action, to designate the terms of and issue the additional shares of preferred stock.

Pursuant to a Securities Purchase Agreement dated as of June 30, 1997 (the "Purchase Agreement") among the Company, The Aries Fund and The Aries Domestic Fund, L.P. (together with The Aries Fund, the "Purchasers"), the Purchasers invested an aggregate of $3 million in exchange for 5,973,334 shares of the Company's Common Stock (the "Common Shares"), $200,000 in principal amount of convertible notes (the "1997 Notes") and Class A and Class B Warrants (the "1997 Warrants") to purchase, at any time prior to June 30, 2002, 2,742,696 and 7,602,132 shares of Common Stock, respectively. The Purchasers have contractual rights to acquire shares of the Series A Preferred. The Series A Preferred, when issued, is initially convertible into Common Stock at a conversion price equal to the price paid by the Purchasers for the Common Shares, but is subject to conversion rate adjustments, based on future events. Most significantly, upon the earlier of stockholder approval and September 30, 1997: (i) the conversion price of the Series A Preferred will be reduced to a conversion price equal to the lesser of $.29 or 50% of a formula price based on trading prices at various times (the "New Price"). Furthermore, at such time, the Class A Warrants and the Class B Warrants will be exchangeable for new warrants for the same aggregate number of shares with an exercise price equal to the New Price.

Other significant features of the Series A Preferred include (i) a per share annual dividend, payable in cash or in kind, of 10% of the sum of $140 plus accrued but unpaid dividends, (ii) the right to receive a $140 special per share dividend before dividends are paid to holders of Common Stock, (iii) the right to participate in most subsequent dividend distributions to Common Stock holders and (iv) the right to a liquidation preference of $140 per share plus accrued but unpaid dividends. Generally, except as required by law, the holders of the shares of Series A Preferred and the holders of the shares of Common Stock will vote together as one class, with the holders of Series A Preferred entitled to a number of votes equal to the number of shares of Common Stock into which their shares are then convertible; however, the affirmative vote of at least 50% of the outstanding Series Preferred, voting separately as a class, is needed to, among other things, incur indebtedness in excess of $100,000 and authorize the issuance of equity securities ranking prior to or on parity with the Series A Preferred.

Sales of Common Stock to directors, officers, employees and consultants have been made in reliance upon the exemption form the registration requirements afforded by Section 3(b) and Rule 701 of the Securities Act of 1933 (the "Securities Act") as sales of an issuer's securities pursuant to a written contract relating to the compensation of such individuals. Sales of the Common Shares, the 1997 Notes and the 1997 Warrants were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act as transactions not involving any public offering. The Company has reason to believe that the Purchasers were familiar with or had access to information concerning the operations and financial condition of the Company, and the Purchasers were acquiring the securities for investment and not with a view to the distribution thereof. No underwriter was engaged in connection with the foregoing issuances of securities.


Item 4.  Submission of Matters to a Vote of Security Holders:

The Company held its annual meeting of stockholders on Monday, June 16, 1997. The following tabulates the results of the proposals submitted to a vote of the stockholders:



                                                                               Votes Cast          Abstentions and
                                                       Votes Cast For      Against or Withheld    Broker Non-Votes
                                                       --------------      -------------------    ----------------
1)   Election of Directors

         Stanley C. Erck                                 11,687,065              256,862                  0

         Zola P. Horovitz, Ph.D.                         11,687,565              256,362                  0

         Max Link, Ph.D.                                 11,687,565              256,362                  0

         Ellis L. Reinherz, MD.                          11,687,065              256,862                  0




2)   Proposal to amend the Company's
     1989 Stock Plan to increase the
     number of shares of Common Stock
     covered by the plan by 500,000 shares                7,201,153              751,788             3,990,986

3)   Proposal to amend the Company's
     1994 Employee Stock Purchase Plan
     to increase the number of shares of
     Common Stock covered by the plan
     by 250,000 shares                                    7,274,211              648,710             4,021,006

4)   Proposal to amend the Company's
     1994 Director Stock Option Plan
     to increase the number of shares of
     Common Stock covered by the plan
     by 150,000 shares                                    7,224,304              713,192             4,006,431

5)   Proposal to amend and restate the Company's
     Restated Certificate of Incorporation to
     authorize 1,000,000 shares of preferred stock        6,900,572              708,731             4,334,624



Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Exhibits.
                  ---------

                  3.1     Amended and Restated Certificate of Incorporation of
                          the Company, as amended and restated by Certificate of
                          Amendment dated July 15, 1997.  Filed herewith.
                  3.2     Certificate of Designation for Series A Convertible
                          Preferred Stock.  Filed herewith.
                  4.1     Unit Purchase Warrant Agreement dated May 17, 1996,
                          issued to David Blech.  Filed herewith.
                  4.2     Class B Warrant to Purchase Common Stock dated
                          June 30, 1997, issued to the Aries Fund. Filed
                          herewith.
                  4.3     Class B Warrant to Purchase Common Stock dated
                          June 30, 1997, issued to the Aries Domestic Fund L.P.
                          Filed herewith.
                  10.1    The 1989 Stock Plan, as amended.  Filed herewith.
                  10.2    The 1994 Employee Stock Purchase Plan, as amended.
                          Filed herewith.
                  10.3    The 1994 Director Stock Option Plan, as amended.
                          Filed herewith.
                  27      Financial Data Schedule.  Filed herewith.

         (b)      Reports on Form 8-K.
                  --------------------

                  Current Report dated June 30, 1997 filed with the Securities and Exchange Commission on July 7, 1997 relating to the Company's private placement of stocks, warrants and notes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PROCEPT, INC.
                                            (Registrant)



Date:  August 14, 1997                      by:  /s/ Michael J. Higgins
                                                 ----------------------
                                                 Michael J. Higgins
                                                 Vice President, Finance
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number             Description
------             -----------

3.1 Amended and Restated Certificate of Incorporation of the Company as amended and restated by Certificate of Amendment dated July 15, 1997
3.2                Certificate of Designation for Series A Convertible
                   Preferred Stock.
4.1 Unit Purchase Warrant Agreement dated May 17, 1996, issued to David Blech.
4.2                Class B Warrant to Purchase Common Stock dated
                   June 30, 1997, issued to the Aries Fund.
4.3                Class B Warrant to Purchase Common Stock dated
                   June 30, 1997, issued to the Aries Domestic Fund L.P.
10.1               The 1989 Stock Plan, as amended.
10.2               The 1994 Employee Stock Purchase Plan, as amended.
10.3               The 1994 Director Stock Option Plan, as amended.

27                 Financial Data Schedule