Form 10-Q
period 1997-09-30
PROCEPT INC
filed 1997-11-14
CIK 885475

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended September 30, 1997


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

                                  YES [X]    NO [ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.

           Class                             Outstanding as of November 10, 1997
           -----                             -----------------------------------

Common Stock, $.01 par value                               1,962,036


                    This report includes a total of 73 pages

                        Exhibit Index Appears on Page 16

                                  PROCEPT, INC.

                                      INDEX
                                      -----


                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Balance Sheets                                             3

                      September 30, 1997 and December 31, 1996

               Statements of Operations                                   4

                      Three months and nine months ended
                      September 30, 1997 and 1996

               Statements of Cash Flows                                   5

                      Nine Months ended September 30, 1997 and 1996

               Notes to Financial Statements                              6

      Item 2.  Management's Discussion and Analysis of Financial          9
               Condition and Results of Operations



PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings                                         12
      Item 2.  Changes In Securities                                     13
      Item 4.  Submission of Matters to a Vote of Security Holders       14
      Item 6.  Exhibits and Reports on Form 8-K                          14



SIGNATURES                                                               15

                                                         1
PART I.   FINANCIAL INFORMATION

Item 1.       Financial Statements:

                                  PROCEPT, INC.

                                 BALANCE SHEETS
                                 --------------

                                                               September 30, 1997   December 31, 1996
                           ASSETS
Current assets:
     Cash and cash equivalents                                      $2,419,333         $1,962,229
     Marketable securities                                                  --          4,001,625
     Accounts receivable                                                81,250            172,812
     Prepaid expenses and other current assets                         113,634            111,237
                                                                   -----------        -----------
         Total current assets                                       $2,614,217         $6,247,903
Property and equipment, net                                          1,138,731          1,863,200
Restricted investment                                                       --            469,000
Deposits                                                               250,615            135,975
Other assets                                                           311,806            201,188
                                                                   -----------        -----------
TOTAL ASSETS                                                        $4,315,369         $8,917,266
                                                                   ===========        ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                 $726,898           $773,501
     Accrued compensation                                              166,386            122,712
     Accrued contract research costs                                   447,216            438,513
     Other current liabilities                                          92,518            196,610
     Current portion of capital lease obligations                      136,332            614,063
                                                                   -----------        -----------
         Total current liabilities                                  $1,569,350         $2,145,399

Capital lease obligations, less current portion                             --             20,231
Other noncurrent liabilities                                           367,375            435,529
Commitments and contingencies
Stockholders' equity (Note 2):
     Preferred stock, par value $.01 per share;
       30,061 shares authorized, 30,060 shares issued
       and outstanding at September 30, 1997
       (Liquidation Preference; $4,208,400 at
       September 30, 1997)                                                 301                 --
     Common stock, par value $.01 per share;
       30,000,000 shares authorized at September 30, 1997
       and December 31,1996; 1,962,036 and 1,954,343 shares
       issued and outstanding at September 30, 1997
       and December 31, 1996, respectively                              19,620             19,543
     Additional paid-in capital                                     58,007,695         55,077,844
     Receivable from sale of stock                                    (73,242)           (73,242)
     Accumulated deficit                                          (55,575,730)       (48,703,200)
     Unrealized (loss) on securities available for sale                     --            (4,838)
                                                                   -----------        -----------
         Total stockholders' equity                                 $2,378,644         $6,316,107
                                                                   -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $4,315,369         $8,917,266
                                                                   ===========        ===========

    The accompanying notes are an integral part of the Financial Statements.

                                  PROCEPT, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                   Three Months Ended             Nine Months Ended
                                                     September 30,                  September 30,
                                                  1997           1996            1997           1996
                                                  ----           ----            ----           ----
Revenues:
     Research and development revenue
         under collaborative arrangements             $--       $425,000             $--      $1,275,000
     Research and development revenue
         under collaborative arrangements
         with related party                       118,750        202,187         389,062         352,187
     Revenue from grant                                --             --          55,811             ---
     Interest income                               23,493        160,611         124,414         307,747
                                             ------------   ------------    ------------    ------------

     Total revenues                              $142,243       $787,798        $569,287     $1,934,934
                                             ------------   ------------    ------------    -----------
Costs and expenses:
     Research and development                   1,287,328      2,279,974       5,165,693       7,751,247
     General and administrative                   592,005        689,583       2,017,028       2,310,227
     Restructuring charges                        220,555        273,324         220,555         273,324
     Interest expense                              10,940         38,973          38,541         102,012
                                             ------------   ------------    ------------    ------------

Total costs and expenses                       $2,110,828     $3,281,854      $7,441,817     $10,436,810
                                             ------------   ------------    ------------    ------------

Net loss                                     $ (1,968,585)   $(2,494,056)    $(6,872,530)    $(8,501,876)
                                             ============   ============    ============    ============

Net loss per common share                    $      (0.80)   $     (1.29)    $     (3.23)    $     (5.50)
                                             ============   ============    =============   =============

Weighted average number of common
     shares outstanding                         2,452,269      1,936,785       2,127,804       1,545,617
                                             ============   ============    =============    ============







    The accompanying notes are an integral part of the Financial Statements.

                                  PROCEPT, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                             1997            1996
                                                                        ------------    ------------
Cash flows from operating activities:
         Net loss                                                       $ (6,872,530)   $ (8,501,876)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                       774,683         924,426
         Non-cash related party revenue                                     (112,500)       (112,500)
         Gain on sale of marketable securities                                  --            (1,359)
     Changes in operating assets and liabilities:
              Accounts receivable                                             91,562        (158,687)
              Prepaid expense and other current assets                        (2,397)          7,452
              Deposits                                                      (114,640)        (52,300)
              Other assets                                                     1,882           2,945
              Accounts payable                                               (46,603)       (481,464)
              Accrued compensation                                            43,674         124,853
              Accrued contract research                                        8,703         (23,075)
              Other current liabilities                                     (104,092)       (183,139)
              Other noncurrent liabilities                                   (68,154)         30,429
              Deferred revenue                                                  --        (1,275,000)
                                                                        ------------    ------------
                  Net cash used in operating activities                 $ (6,400,412)   $ (9,699,295)
                                                                        ------------    ------------

Cash flows from investing activities:
     Capital expenditures                                                    (50,214)       (101,510)
     Proceeds from maturity of marketable securities                       4,006,463       1,000,000
     Proceeds from sale of marketable securities                                --         2,004,070
     Purchase of marketable securities                                          --        (6,989,032)
     Decrease in restricted investments                                      469,000          53,000
                                                                        ------------    ------------
                  Net cash provided by (used in)
                     investing activities                               $  4,425,249    $ (4,033,472)
                                                                        ------------    ------------

Cash flows from financing activities:
     Principal payments on capital lease obligations                        (497,962)       (707,615)
     Proceeds from issuance of common stock                                      410       4,982,941
     Proceeds from Private Placement of stock                              3,005,999      11,028,289
     Expenses from Private Placement securities                             (131,381)           --
     Deferred financing charges                                                 --           152,773
     Proceeds from employee stock purchase plan                               55,201          96,764
     Proceeds from sale of common stock warrants                                --               220
                                                                        ------------    ------------
                  Net cash provided by
                      financing activities                              $  2,432,267    $ 15,553,372
                                                                        ------------    ------------

Net change in cash and cash equivalents                                      457,104       1,820,605
Cash and cash equivalents at beginning of period                           1,962,229         565,521
                                                                        ------------    ------------
Cash and cash equivalents at end of period                              $  2,419,333    $  2,386,126
                                                                        ============    ============
Supplemental disclosures and non-cash transactions:

Interest paid                                                           $     25,896    $    110,225
                                                                        ============    ============


    The accompanying notes are an integral part of the Financial Statements.

                                  PROCEPT, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
    ---------------------

Plan of Operations
------------------

Since its inception Procept, Inc. ("Procept" or the "Company") has generated no revenue from product sales. The Company has not been profitable since inception and has incurred an accumulated deficit of approximately $55.6 million through September 30, 1997. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase due to ongoing research and development efforts and expanded preclinical and clinical testing.

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

The accompanying financial statements for the three-month and nine-month periods ended September 30, 1997 and 1996 are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles. The interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 1997 and 1996. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996, which are contained in the Company's 1996 Annual Report on Form 10-K.

2.   STOCKHOLDERS' EQUITY
     --------------------

On September 29, 1997, Procept's stockholders approved a one-for-seven reverse split of the Company's common stock (the "Reverse Stock Split"). The Reverse Stock Split was effected on October 14, 1997. Stockholders' equity has been restated to give retroactive application to the Reverse Stock Split in prior periods by reclassifying from Common Stock to additional paid in capital the par value of the eliminated shares arising from the Reverse Stock Split. In addition, all references in the financial statements to number of shares, per share amounts, and stock warrant data of the Company's Common Stock have been restated.

On June 30, 1997, the Company completed a $3.0 million self-managed Private Placement of its securities with The Aries Fund and The Aries Domestic Fund L.P. (collectively the "Aries Funds"). The Company received proceeds of $2.8 million for the issuance of 853,334 shares of Common Stock (the "Common Shares"). The Common Shares contained certain contractual obligations including, but not limited to, the right to convert the Common Shares into preferred stock upon stockholder approval of such preferred stock. In addition to the Common Shares, the Aries Funds received Class A and Class B warrants to purchase 1,477,834 shares of Common Stock. These warrants contained reset and conversion features tied to the performance of the Company's Common Stock. The Company received an additional $200,000 for the issuance of two convertible promissory notes. The notes accrued interest at a rate of 12% per year and were due on or before September 30, 1997.

At the Company's 1997 annual meeting, its stockholders approved an amendment and restatement of the Company's Restated Certificate of Incorporation which authorized 1,000,000 shares of "blank-check" preferred stock. On August 1, 1997, the Board of Directors established a series of 30,061 shares of Series A Convertible Preferred Stock (the "Series A Preferred"). Upon the establishment of this Series A Preferred, the purchasers of the securities issued in the June 1997 Private Placement exercised the right to convert their Common Stock to shares of Series A Preferred. On August 22, 1997, the Aries Funds converted their Common Stock holdings of 853,334 shares into 28,000 shares of Series A Preferred. Accordingly, the weighted average shares outstanding includes the Common Shares issued in the June 1997 Private Placement for the fifty-three (53) day period from issuance to conversion (July 1, 1997 - August 22, 1997) resulting in the weighted average shares outstanding being greater than the shares outstanding at September 30, 1997. If these shares were excluded from the weighted average shares outstanding calculation, the earnings per share for the three- and nine-month periods ended September 30, 1997 and 1996 would have been $1.00 and $3.51 respectively. On September 30, 1997, the Aries Funds converted the convertible promissory notes and the corresponding accrued interest into 2,060 shares of Series A Preferred.

The Series A Preferred was initially convertible into Common Stock at a conversion price equal to the price paid by the purchasers for the Common Shares. As of September 30, 1997, the conversion price of the Series A Preferred was $1.09, but remains subject to further conversion rate adjustments based on future events. At September 30, 1997, the Series A Preferred was convertible into 2,747,484 shares of Common Stock. Other significant features of the Series A Preferred include (i) a per share cumulative annual dividend, payable in cash or in kind, of 10% of the sum of $140 plus accrued but unpaid dividends, (ii) the right to participate in most subsequent dividend distributions to Common ,
(iii) the right to vote the Series A Preferred shares on an as converted to Common Stock basis reflecting the then effective conversion price, and (iv) the right to a liquidation preference of $140 per share plus accrued but unpaid dividends.

Furthermore, on September 30, 1997 the Class A and Class B warrants issued in the June 1997 Private Placement were exchanged for 3,283,132 new warrants at an exercise price of $1.09. The Company incurred costs in the amount of $131,381 related to the June 1997 Private Placement and the subsequent conversion events which were charged to additional paid-in capital.

3.   RESEARCH COLLABORATIONS
     -----------------------

In September 1996, the Company's three-year sponsored research agreement with Sandoz Pharma Ltd. ended as originally scheduled. Upon the completion of the agreement all rights to compounds developed under the agreement reverted to the company that originally supplied or developed the compound. Under the terms of this agreement, Procept recorded $425,000 in revenue during the three-month period ended September 30, 1996. No revenue related to this agreement was recorded during 1997.

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

In August 1997, Procept announced that it had entered into an agreement with Abbott Laboratories, Inc. ("Abbott") in the area of NMR-based drug discovery. Under the terms of the Agreement, Abbott and Procept will cooperate in the screening by NMR of a specialized compound library against an undisclosed Procept target. Based on the results of this collaboration, the companies may negotiate the terms of a further agreement to license and develop any drug leads first identified during the screening period. This represents the Company's first agreement with a pharmaceutical partner involving NMR-based drug discovery.

4.   RESTRUCTURING
     -------------

In September 1996, the Company implemented a restructuring plan that resulted in the elimination of twenty positions, mostly from the research organization. The amount of termination benefits accrued and charged to restructuring costs in the statement of operations for the three-month and nine-month periods ended September 30, 1996 was $273,000.

In July 1997, the Company further reduced staffing in its research organization through the elimination of six senior research positions. The amount of termination benefits accrued and charged to restructuring costs in the statement of operations for the three-month and nine-month periods ended September 30, 1997 was $221,000. The amount of termination benefits paid and charged against the liability for the three months and nine months ended September 30, 1997 was $126,000.

5.   NEW ACCOUNTING PRONOUNCEMENT
     ----------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

RESULTS OF OPERATIONS

Since its inception, the Company has generated no revenues from product sales. The Company is dependent upon research and development collaborations, equity financing and interest on invested funds to provide the working capital required to pursue its intended business activities. The Company has incurred an accumulated deficit of approximately $55.6 million through September 30, 1997. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs. The Company expects to incur significant additional operating losses over the next several years due to its ongoing research and development efforts and expanded preclinical and clinical testing.

Three Months Ended September 30, 1997 and 1996

The Company's total revenues decreased to $142,000 in the third quarter of 1997 from $788,000 during the same period of 1996, principally as a result of the scheduled completion of the Sandoz Agreement. In the third quarter of 1997, revenues consisted of $119,000 earned under the VacTex Agreement and $23,000 in interest earned on invested funds. In 1996, third quarter revenues consisted of $425,000 earned under the Sandoz Agreement, $202,000 earned under the VacTex Agreement and $161,000 in interest earned on invested funds.

The Company's total operating expenses decreased to $2.1 million in the third quarter of 1997, from $3.3 million during the same period in 1996. Research and development expenses decreased 44% to $1.3 million in the third quarter of 1997 from $2.3 million in the third quarter of 1996. This expense decrease was due primarily to a decrease in personnel in the Company's research and development organization and their related research costs from the third quarter of 1996 to the same period in 1997. The 14% decrease in general and administrative expenses during the third quarter of 1997 to $592,000 from $690,000 in the third quarter of 1996 reflects a decrease in administrative personnel as well as reduced general and administrative expenses due to cost control measures. The Company incurred charges of $273,000 and $221,000 related to the restructuring of its research operations during the third quarter of 1996 and 1997 respectively. Interest expense decreased to $11,000 in the third quarter of 1997 from $39,000 in the third quarter of 1996 as a result of the decrease in payments under the Company's lease financing arrangements.

Nine months ended September 30, 1997 and 1996

The Company's nine month 1997 total revenues decreased to $569,000 from $1,935,000 during the same period of 1996, principally as a result of the scheduled completion of the Sandoz Agreement. In the nine-month period of 1997, revenues consisted of $389,000 earned under the VacTex Agreement, $56,000 under a grant from the National Cooperative Drug Discovery Group and $124,000 in interest earned on invested funds. In the nine-month period of 1996, revenues consisted of $1,275,000 earned under the Sandoz Agreement, $352,000 earned under the VacTex Agreement and $308,000 in interest earned on invested funds.

The Company's total operating expenses decreased to $7.4 million in the nine-month period of 1997 from $10.4 million during the same period in 1996. Research and development expenses decreased 33% to $5.2 million in the first nine months of 1997 from $7.8 million in the first nine months of 1996. This expense decrease was due primarily to a decrease in personnel in the Company's research and development organization and their related research costs from the third quarter of 1996 to the same period in 1997. The 13% decrease in general and administrative expenses during the first nine months of 1997 to $2.0 million from $2.3 million in the first nine months of 1996 reflects a decrease in administrative personnel as well as reduced general and administrative expenses due to cost control measures. Interest expense decreased to $39,000 in the first nine months of 1997 from $102,000 in the first nine months of 1996 as a result of the decrease in payments under the Company's lease financing arrangements.

FINANCIAL CONDITION

At September 30, 1997, the Company's aggregate cash and cash equivalents were $2.4 million, a net increase of $.5 million since December 31, 1996. The increase in cash is primarily attributable to the completion of the Company's Private Placement in June 1997 resulting in net proceeds of $2.8 million, the maturity of a marketable security of $4.0 million and the conversion of a restricted investment to cash of $.5 million offset by $6.4 million used in operations, principally to fund research and development activities and principal payments on capital lease obligations of $.5 million.

In July 1997, the Company reduced staffing in its research organization through the elimination of six senior research positions. As a result of this reduction in force and other cost control measures, the Company expects that by year end its cash burn rate will be reduced to approximately $500,000 per month.

The Company believes that its current funds, in conjunction with the net proceeds from its June 1997 Private Placement and interest income will be sufficient to fund Procept's financial needs for the remainder of 1997. Additional financing will be required in order to fund the Company's operations through 1998 Although management continues to pursue additional funding arrangements, no assurance can be given that such financing will be available to the Company. If the Company is unable to enter into an additional corporate collaborations that produce revenue for the Company, or secure additional financing, the Company's financial condition will be materially adversely affected.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On October 23, 1997, Commonwealth Associates ("Commonwealth") filed a Complaint with the United States District Court for the Southern District of New York naming the Company as a defendant (the "Complaint"). The Complaint alleges that the Company breached obligations to Commonwealth under the Underwriting Agreement between Commonwealth and the Company dated February 8, 1996, giving Commonwealth a right of first refusal to act as co-lead underwriter or co-managing agent of a public offering or Private Placement of the Company's securities during the period ended August 8, 1997. In the Complaint, Commonwealth seeks aggregate compensatory damages in the amount of $750,000, incidental and consequential damages in an amount to be proven at trial, costs, disbursements and accrued interest and such other and further relief as the court deems proper. The Company was served the Complaint on November 3, 1997 and must respond by November 23, 1997 or face judgment by default. The Company believes that Commonwealth's claims are without factual or legal merit. The Company does not believe this action will have a material adverse effect on the Company's business and it intends to vigorously defend this action. However, given the early stage of this litigation, no assurance may be given that the Company will be successful in its defense. A decision by the court in Commonwealth's favor or any other conclusion of this litigation in a manner adverse to the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is not a party to any material legal proceedings, except as set forth above.

Item 2. Changes in Securities

(a) Issuance of Series A Convertible Preferred Stock and New Warrants. On August 22, 1997, the Aries Funds exchanged outstanding shares of the Company's Common Stock for an aggregate of 28,000 shares of the Company's Series A Preferred. On September 30, 1997, the Aries Funds converted outstanding Senior Convertible Notes issued by the Company in the aggregate principal amount of $200,000 for an additional aggregate of 2,060 shares of Series A Preferred.

In addition, on September 30, 1997, outstanding warrants for an aggregate of 1,477,834 shares of the Company's Common Stock held by the Aries Funds converted, in accordance with their terms, to "New" warrants (the "New Warrants") exercisable for an aggregate of 3,283,132 shares of the Company's Common Stock at an exercise price of $1.09, subject to future adjustments.

The issuance of the shares of Series A Preferred and New Warrants were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering. The Company has reason to believe that the Aries Funds were familiar with or had access to information concerning the operations and financial condition of the Company, and that the Aries Funds were acquiring the securities for investment and not with a view to the distribution thereof. No underwriter was engaged in connection with the foregoing issuances of securities.

(b) Reverse Stock Split. At a special meeting of shareholders held on September 29, 1997, the Company's stockholders approved an amendment of the Company's Restated Certificate of Incorporation that authorized a one-for-seven reverse stock split. The split was effected on October 14, 1997.

Item 4.  Submission of Matters to a Vote of Security Holders:

The Company held a special meeting of stockholders on Monday, September 29, 1997. The following tabulates the results of the proposals submitted to a vote of the stockholders:

                                                                             Votes Cast          Abstentions and
                                                     Votes Cast For      Against or Withheld    Broker Non-Votes
                                                     --------------      -------------------    ----------------
1)   Proposal to ratify and approve June 1997
     Agreements.                                       10,196,916            1,508,398              4,592,206

2)   Proposal to approve the issuance of a
     maximum of 200 units to investors under
     a Private Placement to be conducted by
     the Company with each unit consisting of
     1,000 shares Series B Preferred Stock
     and warrants to purchase 333,333 shares
     of Common Stock.                                   9,989,262            1,674,323              4,633,935

3)   Proposal to authorize and issue the
     Series B Preferred Stock.                          5,053,440              848,214                 71,860

4)   Proposal to approve an amendment of the
     Company's Certificate of Incorporation
     to effect a one-for seven reverse stock
     split.                                            15,611,400              610,049                 76,071

Item 6. Exhibits and Reports on Form 8-K:

     (a)  Exhibits.
          --------

          3.1 Certificate of Amendment of the Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on October 7, 1997 to be effective as of October 14, 1997. Filed herewith.

          4.1 "New Warrant" dated September 30, 1997 issued to The Aries Fund. Filed herewith.

          4.2 "New Warrant" dated September 30, 1997 issued to The Aries Domestic Fund. Filed herewith.

          10.1 Executive Severance and Indemnification Agreement between the Company and Stanley C. Erck dated as of June 25, 1997.
               Filed herewith.

          10.2 Executive Severance and Indemnification Agreement between the Company and Michael J. Higgins dated as of June 25, 1997. Filed herewith.

          10.3 Form of Indemnification Agreement. Filed herewith.

          27   Financial Data Schedule. Filed herewith.

     (b)  Reports on Form 8-K.
          --------------------
          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PROCEPT, INC.
                                           (Registrant)




Date:  November 14, 1997                   by: /s/ Michael J. Higgins
                                               ---------------------------------
                                                Michael J. Higgins
                                                Vice President, Finance
                                                Chief Financial Officer
                                                (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number   Description
------   -----------

3.1 Certificate of Amendments to the Certificate of Incorporation, filed with the Secretary of State of Delaware on October 14, 1997. Filed herewith.

4.1 "New Warrant" dated September 30, 1997 issued to The Aries Fund. Filed herewith.

4.2 "New Warrant" dated September 30, 1997 issued to The Aries Domestic Fund. Filed herewith.

10.1     Executive Severance and Indemnification Agreement between the
         Company and Stanley C. Erck dated as of June 25, 1997. Filed herewith.

10.2 Executive Severance and Indemnification Agreement between the Company and Michael J. Higgins dated as of June 25, 1997. Filed herewith.

10.3     Form of Indemnification Agreement. Filed herewith.

27       Financial Data Schedule. Filed herewith.