Form 10-K405
period 1997-12-31
PROCEPT INC
filed 1998-03-31
CIK 885475

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 1997

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


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock $0.01 par value per share
                     --------------------------------------
                                (Title of Class)


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

                                  YES_X_ NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. __X__

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1998 was $8,804,033.

The number of shares of the registrant's common stock outstanding as of March 25, 1998 was 8,807,435.

                      Documents incorporated by reference:
             Portions of the Definitive Proxy Statement to be filed
           with the Securities and Exchange Commission relative to the
                       1998 Annual Meeting of Shareholders
           are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS.

CORPORATE SUMMARY

Procept, Inc. ("Procept" or the "Company") is a biopharmaceutical company currently engaged in the development of novel drugs for the prevention of HIV and other infectious diseases. The Company is also seeking the acquisition or in-license of drug development candidates that would benefit from Procept's expertise in various therapeutic areas.

The Company was recently pursuing three principal research and development programs. In order to focus its limited resources on its lead drug candidate, PRO 2000 Gel, the Company suspended work in 1998 on its other research programs, which it hopes to out-license, and underwent a significant downsizing, reducing its staff from 38 on January 1, 1997 to 13 by March 13, 1998.

The lead product candidate from the Company's AIDS program, PRO 2000 Gel, is a vaginal topical microbicide designed to prevent the sexual transmission of HIV and other sexually transmitted disease ("STD") pathogens. The results of recently completed Phase I clinical trials indicated that PRO 2000 Gel is safe and well tolerated by healthy women. In addition, through the Company's research in immunomodulation, the Company discovered a series of small molecule compounds, T cell enzyme inhibitors, that have demonstrated significant immunosuppressive activity in animal models. The Company is currently seeking out-licensing opportunities for these compounds.

In addition to the continued development of PRO 2000, Procept is seeking to identify strategic opportunities to in-license drug development candidates which would benefit from Procept's expertise, thereby focusing its resources on "development" rather than "research" programs.

PRO 2000 GEL:  A TOPICAL MICROBICIDE TO PREVENT HIV INFECTION

The lead product candidate from the Company's AIDS program, PRO 2000 Gel is a vaginal topical microbicide designed to prevent the sexual transmission of HIV and other STD pathogens. PRO 2000 was shown in laboratory studies to be effective at preventing HIV infection of cultured T cells, macrophages, and dendritic cells (dendritic cells are believed to be the first cells infected during sexual transmission). PRO 2000 showed high activity against HIV strains from both the developed and developing world, and the virus did not develop resistance to the compound even after prolonged exposure. Recently, PRO 2000 was also shown to be active against herpes viruses including herpes simplex virus type 2, the major cause of genital herpes infection. Genital herpes lesions are a significant public health problem, and are believed to promote HIV infection.

The Company first evaluated PRO 2000 as an injectable therapy for HIV infection. Early stage clinical testing showed that single injections of the drug are well tolerated, but that doses are limited by side effects directly related to the presence of PRO 2000 in the circulation. This, coupled with the competitive environment for AIDS therapies, prompted the Company to suspend development of PRO 2000 as an injectable therapy.

The Company believes there is a need for new technologies to prevent the sexual transmission of HIV and other STDs. HIV infection usually leads to AIDS, a severe, life-threatening impairment of the immune system. HIV causes immunosuppression by attacking and destroying T cells, which coordinate much of the network of normal immune responses. The progression from HIV infection to symptomatic disease may take many years. The Centers for Disease Control recently estimated that there are approximately 240,000 individuals with AIDS in the United States. Up to 900,000 people in the United States are estimated to be infected by HIV. Despite years of effort, an effective HIV vaccine remains elusive. Worldwide, approximately 70% of HIV transmission occurs through heterosexual intercourse. In addition, The New York Times reported that an estimated 10-12 million new cases of sexually transmitted diseases are reported to the disease center each year, particularly human papillomavirus, chlamydia and herpes. Male condoms are known to prevent STD transmission, but rates of consistent and correct use are low, perhaps because they are unacceptable for many couples and their use is controlled by the male partner. "Topical microbicides," which are designed to provide a chemical barrier to infection, are an attractive alternative: they are likely to be more acceptable than condoms, and offer women a method they can use to protect themselves. Development of topical microbicides is a high priority for both the U.S. government and international agencies.

Preclinical studies demonstrate that PRO 2000 is a more effective anti-HIV agent than nonoxynol-9. In addition, in vitro preclinical studies have demonstrated that PRO 2000 is active against other sexually transmitted agents including herpes simplex type 2 and Chlamydia trachomatis. The Company believes that PRO 2000 is ideally suited for use as a topical microbicide to prevent infection by HIV and other sexually transmitted pathogens. In addition to its broad antiviral activity, the compound is straightforward to manufacture, highly stable, odorless and virtually colorless. PRO 2000 Gel has also been formulated for intravaginal use. Preclinical studies suggest that PRO 2000 Gel will be safe. Importantly, no PRO 2000 was detected in the circulation following repeated vaginal application of the gel. In other studies, PRO 2000 Gel was shown to be non-mutagenic, non-sensitizing, and compatible with latex condoms.

Procept recently completed two Phase I clinical trials to assess the safety and tolerance of PRO 2000 Gel in healthy, female volunteers. The trials were conducted at the Institute of Tropical Medicine in Antwerp, Belgium and at St. Mary's Hospital in London, England, the latter with funding from the British Medical Research Council ("MRC"). Preliminary results indicate that PRO 2000 Gel was safe and well tolerated, and that no PRO 2000 was absorbed into the circulation. Furthermore, participants generally found the product to be aesthetically acceptable. The Company is now preparing to conduct a series of Phase II clinical trials to assess safety and tolerance of PRO 2000 Gel in more diverse populations, including groups at high risk for infection. Upon completion of Phase II clinical trials, if successful, a Phase III clinical trial may be conducted to evaluate efficacy. Discussions are underway with the NIH and British MRC regarding financial and logistical support for this clinical program.

The Company holds two issued patents on the use of PRO 2000 to prevent HIV infection. Additional patent applications have been filed.

The Company's intentions with respect to the further development of PRO 2000 Gel are forward looking statements, based on current management expectations. Factors that could cause such expectations to change, resulting in the delay or cancellation of the PRO 2000 research program and related preclinical and clinical studies include the following: the availability of financing for the Company's continued research and development operations; technical risks associated with the development of PRO 2000; changes in regulatory requirements; anticipated market acceptance of such new drug; and competitive factors and pricing pressures.

DHODH PROGRAM:  INTRACELLULAR T CELL ENZYME INHIBITORS FOR AUTOIMMUNE DISEASES

In 1997, Procept implemented a new research program that focused on an intracellular enzyme ("DHODH") that is known to be critical for the activation of the immune response, thus making it a possible target for intervention in transplantation and autoimmune disease. The potential market sizes for such indications are immense, over $1 billion in size. Procept has made significant progress and achieved a number of important milestones in this program in the past year, including the cloning and expression of the human recombinant enzyme and the identification of lead compounds with potent enzyme inhibitory properties. Initial studies indicate that several lead compounds also possess oral activity in animal models of immunosuppression. The Company intends to out-license this program to a major pharmaceutical or biotechnology company. However, there can be no assurance regarding the success of such out-licensing effect.

THE VACTEX DRUG DEVELOPMENT PROGRAM -- TB VACCINE

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

During 1997, under the Sponsored Research Agreement, Procept received $0.5 million in research funding from VacTex and 150,000 shares of VacTex Common Stock. In order to apply available resources to the PRO 2000 development program, Procept did not seek to renew the Sponsored Research Agreement with VacTex, which expired on January 8, 1998. The Company retains its equity position in VacTex.

STRATEGIC CORPORATE ALLIANCES

A combination of large pharmaceutical partners and capital markets has provided the financial support for Procept's research and development projects. The Company's goal is to share the risk of product development while maintaining the prospect of substantial rewards for our investors and partners. In addition to discussions relating to PRO 2000 to actively partner this program, the Company is engaged in discussions with several pharmaceutical companies regarding potential licensing agreements for the Company's other research programs with respect to which the Company ceased activities in 1998. If agreements are successfully negotiated, the Company would expect to receive up-front fees and milestone payments in addition to royalties.

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

The Company has been issued U.S. patents related to its AIDS program and to its small molecule immunosuppressive program. The Company has filed patent applications in the United States relating to (i) compounds and methods for inhibiting immune response, (ii) compounds (which include PRO 2000) and methods for inhibiting HIV infection and (iii) methods for making compounds that inhibit HIV. Corresponding foreign patent applications have been filed on certain compounds and will be filed on other compounds, as appropriate.

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

The Company's ability to compete effectively with other companies will depend, in part, on the ability of the Company to maintain the proprietary nature of its technology. Although the Company has been granted, has filed applications for and has licensed a number of patents in the United States and foreign countries, there can be no assurance as to the degree of protection offered by these patents, as to the likelihood that pending patents will be issued or as to the validity or enforceability of any issued patents.

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

Before testing of any compounds with potential therapeutic value in human test subjects may begin, stringent government requirements for pre-clinical data must be satisfied. These data, obtained both from in vivo studies and in vitro studies, are submitted in an Investigational New Drug Application or its equivalent in countries outside the U.S. where clinical studies are to be conducted. These pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial (Phase I) studies in human volunteers.

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

All data obtained from a comprehensive development program are submitted in a New Drug Application ("NDA") or Product License Application ("PLA") to the FDA and the corresponding agencies in other countries for review and approval. Although the FDA policy is to review priority applications within 180 days of their filing, in practice longer times may be required. The FDA also frequently requests that additional information be submitted, requiring significant additional review time. Any proposed product of the Company would likely be subject to demanding and time-consuming NDA or PLA approval procedures in virtually all countries where marketing of the products is intended. These regulations define not only the form and content of safety and efficacy data regarding the proposed product but also impose specific requirements regarding manufacture of the product, quality assurance, packaging, storage, documentation and record keeping, labeling, advertising and marketing procedures.

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

HUMAN RESOURCES

As of December 31, 1997, the Company had 35 full-time employees, 25 of whom were engaged in research and development and 10 in management, administration and finance. Doctorates were held by 12 of the Company's employees. On January 19, 1998, 15 full-time employees were terminated in an effort to conserve cash and focus the Company's research and development efforts on its lead drug candidate, PRO 2000. Each of the Company's employees has signed an agreement which prohibits the disclosure of confidential information to anyone outside the Company and requires disclosure and assignment to the Company of ideas, developments, discoveries and inventions made by the employee.

The Company's employees are not covered by a collective bargaining agreement. The Company has never experienced employment-related work stoppage and considers its employee relations to be excellent.


ITEM 2. PROPERTIES.

The Company's headquarters and research and development facilities are located in Cambridge, Massachusetts. At its 840 Memorial Drive location, the Company leases a total of approximately 41,200 square feet of space, which includes approximately 34,800 square feet of research laboratories. The Company currently licenses approximately 50% of the laboratory space at its headquarters to start-up pharmaceutical companies and is negotiating to license an additional 75% of the remaining available space to start-up pharmaceutical companies. The Company also leases approximately 3,400 square feet of space at 84 Hamilton Street, which includes approximately 1,100 square feet of research laboratories. The Company believes such laboratory space will be adequate for its existing research and drug development activities.

ITEM 3. LEGAL PROCEEDINGS.

On October 23, 1997, Commonwealth Associates ("Commonwealth") filed a Complaint with the United States District Court for the Southern District of New York naming the Company as a defendant (the "Complaint"). The Complaint alleges that the Company breached obligations to Commonwealth under the Underwriting Agreement between Commonwealth and the Company dated February 8, 1996, giving Commonwealth a right of first refusal to act as co-lead underwriter or co-managing agent of a public offering or Private Placement of the Company's securities during the period ended August 8, 1997. In the Complaint, Commonwealth seeks aggregate compensatory damages in the amount of $375,000, incidental and consequential damages in an amount to be proven at trial, costs, disbursements and accrued interest and such other and further relief as the court deems proper. Discovery has commenced in this action. The Company believes that Commonwealth's claims are without factual or legal merit. The Company does not believe this action will have a material adverse effect on the Company's business and it intends to vigorously defend this action. However, given the early stage of this litigation, no assurance may be given that the Company will be successful in its defense. A decision by the court in Commonwealth's favor or any other conclusion of this litigation in a manner adverse to the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

From February 17, 1994, the date of the Company's initial public offering, until March 26, 1998, the Common Stock has been quoted on the Nasdaq National Market under the symbol "PRCT". Since March 27, 1998, the Common Stock has been quoted on the Nasdaq Small Cap Market under the symbol "PRCTC." The following table sets forth the range of high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market for the periods indicated below.

                                        High                     Low
                                        ----                     ---
        1997
        Fourth Quarter                $3.125                  $1.000
        Third Quarter                 $4.158                  $2.191
        Second Quarter                $6.783                  $3.283
        First Quarter                $13.566                  $5.691

        1996
        Fourth Quarter                $9.842                  $7.217
        Third Quarter                $16.625                  $9.191
        Second Quarter               $23.625                 $12.691
        First Quarter                $22.750                 $15.204

As of March 25, 1998 there were 298 holders of record. On March 25, 1998 the closing price reported on the Nasdaq National Market for the Common Stock was $1.00.

Dividend Policy

The Company has never paid cash dividends on the Common Stock and does not anticipate paying such dividends in the foreseeable future. The Company currently intends to retain any future earnings for use in the Company's business. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 are derived from the Company's financial statements included elsewhere in this Report, which have been audited by Coopers & Lybrand L.L.P., independent accountants. The selected financial data set forth below as of December 31, 1995, 1994 and 1993 and for the years ended December 31, 1994 and 1993 are derived from audited financial statements not included in this Report. This data should be read in conjunction with the Company's financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this report.

                             SELECTED FINANCIAL DATA


                                                               YEARS ENDED DECEMBER 31,

                                        1997            1996             1995              1994           1993
                                        ----            ----             ----              ----           ----
                                                           (in thousands, except share data)

Statement of Operations Data:
Revenues                                $781          $2,278           $4,647            $7,571         $5,798
                                        ----          ------           ------            ------         ------
Costs and expenses:
     Research and development          6,619           9,925           12,406            11,559          7,957
     General and administrative        2,715           3,176            3,723             3,805          2,532
     Restructuring charges               460             273               --                --             --
     Interest                             40             139              230               171            130
                                          --             ---              ---               ---            ---

     Total costs and expenses          9,834          13,513           16,359            15,535         10,619
                                       -----          ------           ------            ------         ------

Net loss                              (9,053)        (11,236)         (11,712)           (7,964)        (4,821)
Preferred stock dividends               (105)             --               --                --             --
Accretion of discount on
     preferred stock                     --             --            --                    (20)          (160)
                                     --------       ---------        ---------          --------       --------
Net loss to common shareholders      $(9,158)       $(11,236)        $(11,712)          $(7,984)       $(4,981)
                                     ========       =========        =========          ========       ========

Basic and diluted loss per share      $(4.40)         $(6.82)         $(12.77)           $(9.82)       $(84.75)
                                      =======         =======         ========           =======       ========

Weighted average number of
     common shares outstanding     2,083,705       1,648,357          917,516           812,705         58,771
                                   =========       =========          =======           =======         ======


                                                                    AS OF DECEMBER 31,

                                           1997         1996             1995             1994            1993
                                           ----         ----             ----             ----            ----
                                                                     (in thousands)
Balance Sheet Data:
Cash and cash equivalents                  $535       $1,962             $565            $7,450         $2,862
Marketable securities                        --        4,002            2,006             9,393             --
Total assets                              2,168        8,917            6,397            19,704          5,777
Capital lease obligations net of current
    portion and other non-current
    liabilities                             355          456              907               860            858
Redeemable convertible
    preferred stock                          --           --               --                --         21,039
Total shareholders' equity (deficit)        260        6,316            1,439            12,851       (17,792)
Common stock dividends                       --           --               --                --             --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Since its inception, the Company has generated no revenues from product sales. The Company is dependent upon research and development collaborations, equity financing and interest on invested funds to provide the working capital required to pursue its intended business activities. The Company has not been profitable since incorporation and has an accumulated deficit of $57.9 million through December 31, 1997. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs required to support those efforts. The Company expects to incur significant additional operating losses over the next several years due to its ongoing development efforts and expanded preclinical and clinical testings. The Company's potential for future profitability is dependent on its ability to effectively license-in and develop pharmaceutical products and obtain regulatory approvals and adequate financing for such products. Future profitability will require that the Company establish agreements for product development, commercialization and sales of its products with corporate sponsors.

Years ended December 31, 1997 and 1996

The Company's 1997 total revenues decreased to $0.8 million from $2.3 million in 1996, principally as a result of the scheduled completion of the Sandoz Agreement. In 1997, revenues consisted of $0.5 million earned under the VacTex Agreement, $0.1 million under a grant from the National Cooperative Drug Discovery Group and $0.1 million in interest earned on invested funds. In 1996, revenues consisted of $1.3 million earned under the Sandoz Agreement, $0.6 million earned under the VacTex Agreement and $0.4 million in interest earned on invested funds.

The Company's 1997 total operating expenses decreased to $9.8 million from $13.5 million in 1996, principally as a continuing result of a decrease in personnel in the Company's research and development organization and their related research costs. General and administrative expenses decreased 18% to $2.7 million in 1997 from $3.2 million in 1996 as a result of a decrease in administrative personnel as well as cost control measures. In 1997, the Company restructured its operations resulting in an expense charge of $0.5 million consisting of salary and benefit costs relating to the restructuring. Interest expense decreased 71% to $40,000 in 1997 from $0.1 million in 1996 as a result of the scheduled completion of many of the Company's lease financing arrangements.

Years ended December 31, 1996 and 1995

The Company's 1996 total revenues decreased to $2.3 million from $4.6 million in 1995, principally as a result of a decrease in research revenue due to an amendment of the Sandoz Agreement. In 1996, revenues consisted of $1.3 million earned under the Sandoz Agreement, $0.6 million earned under the VacTex Agreement, and $0.4 million in earned interest on invested funds. In 1995, revenues consisted of $3.9 million earned under the Sandoz Agreement, $29,000 earned under the Bristol-Myers Squibb Agreement, $0.1 million in grant revenue and $0.6 million in earned interest on invested funds.

The Company's 1996 total operating expenses decreased to $13.5 million from $16.4 million in 1995. Research and development expenses decreased 20% to $9.9 million in 1996 from $12.4 million in 1995 as a result of the restructuring that the Company completed in September 1996. The restructuring resulted in a decrease of 19 research employees. General and administrative expenses decreased 15% to $3.2 million in 1996 from $3.7 million in 1995 as a result of management's efforts to control and reduce discretionary spending and maximize the use of cost-effective resources. In 1996, the Company restructured its operations resulting in an expense charge of $0.3 million consisting of salary and benefit costs relating to the restructuring. There was no comparable charge in 1995. Interest expense decreased 40% to $0.1 million in 1996 from $0.2 million in 1995 as a result of the scheduled completion of many of the Company's capital equipment leases.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception in 1985, through December 31, 1997, the Company has financed its operations from the sale of $58.0 million of its securities, the receipt of $29.3 million under collaborative research agreements and $2.7 million in interest income. At December 31, 1997, the Company's aggregate cash, cash equivalents and marketable securities were $0.5 million, as compared with $6.0 million at December 31, 1996, a decrease of $5.5 million.

For the year ended December 31, 1997, the Company's decrease in cash is primarily attributable to $8.1 million used in operations and $0.6 million applied to principal payments on capital leases, offset by an equity financing of $2.7 million.

In July 1997, the Company reduced staffing in its research organization through the elimination of six senior research positions. As a result of this reduction in force and other cost control measures, the Company reduced its cash burn rate to approximately $0.5 million per month by year end.

In order to focus its limited resources on PRO 2000, in January 1998 the Company terminated work on most other research programs and underwent a significant downsizing, reducing its staff to 13 people. This is expected to reduce the Company's cash burn rate to approximately $0.2 million per month by the end of 1998. In the first quarter of 1998, the Company has accrued $0.2 million for costs associated with this downsizing.

As part of a unit offering targeted at raising up to $6.0 million in the first quarter of 1998, the Company has received net proceeds of $3.0 million through the sale of units of Common Stock and warrants to purchase Common Stock. In addition, The Aries Funds have committed to invest up to $2.0 million in the Company. The Company expects that its current funds, the funds raised in the Company's unit offering of which The Aries Funds have committed to invest up to $2.0 million, interest income and equipment lease financing will be sufficient to fund Procept's operations through March of 1999. Although management continues to pursue additional funding arrangements, no assurance can be given that such financing will be available to the Company. If the Company is unable to enter into an additional corporate collaboration(s) that produce revenue for the Company, or secure additional financing, the Company's financial condition will be materially adversely affected.

The Company's expectations regarding its rate of spending and the sufficiency of its cash resources over future periods are forward-looking statements. The rate of spending and sufficiency of such resources will be affected by numerous factors including the rate of planned and unplanned expenditures by the Company and the execution of new collaboration agreements for the Company's research and development programs.

The Company will need to raise substantial additional funds to support its operations. The Company intends to seek such additional funding through public or private financing or collaborative or other arrangements with corporate partners. If additional funds are raised by issuing equity securities, further dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders. Other important factors that may affect achieving the Company's strategic goals and other forward-looking statements are set forth in Exhibit 99.1 to this Form 10-K, all of which are incorporated herein by reference.

The Company's working capital and other cash needs will depend heavily on the success of the Company's clinical trials. Success in early-stage clinical trials would lead to an increase in working capital requirements. The Company's actual cash requirements may vary materially from those now planned because of the results of research and development, clinical trials, product testing, relationships with strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the process of obtaining United States Food and Drug Administration or other regulatory approvals and other factors.

RECENTLY ISSUED FINANCIAL AND ACCOUNTING STANDARDS

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 will become effective for fiscal years beginning in the first quarter of the fiscal year ended December 31, 1998. The Company does not believe that the adoption will have a material effect on results from operations.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. SFAS 131 will become effective for fiscal years beginning after December 31, 1998. The Company does not believe that the adoption will have a material effect.

YEAR 2000

The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in the future periods. However, if the Company or its vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEX TO FINANCIAL STATEMENTS


                                                                 Page(s)
                                                                 -------
Report of Independent Accountants                                   15

Balance Sheets as of December 31, 1997 and 1996                     16

Statements of Operations for the years ended
       December 31, 1997, 1996 and 1995                             17

Statements of Shareholders' Equity for the years
       ended December 31, 1997, 1996 and 1995                       18

Statements of Cash Flows for the years ended
       December 31, 1997, 1996 and 1995                             19

Notes to Financial Statements                                       20


                 Financial statement schedules have been omitted
                since they are not required or are inapplicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Procept, Inc.:

We have audited the accompanying balance sheets of Procept, Inc. as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Procept, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                              Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 26, 1998

                                  PROCEPT, INC.

                                 BALANCE SHEETS
                                ----------------

                                                                                       December 31
                                                                                       -----------
                                                                                 1997                   1996
                                                                                 ----                   ----
ASSETS
Current assets:
    Cash and cash equivalents                                                 $535,242              $1,962,229
    Accounts receivable (Note F)                                                81,951                 172,812
    Marketable securities (Note C)                                                  --               4,001,625
    Prepaid expenses and other current assets                                   50,111                 111,237
                                                                            ----------              ----------
       Total current assets                                                    667,304               6,247,903

Property and equipment, net (Notes D and I)                                    889,258               1,863,200
Restricted investment (Notes I and J)                                               --                 469,000
Deferred financing charges (Note E)                                             54,424                      --
Deposits (Note I)                                                              250,615                 135,975
Investment in VacTex (Note F)                                                  300,000                 150,000
Other assets                                                                     6,411                  51,188
                                                                            ----------              ----------
       Total assets                                                         $2,168,012              $8,917,266
                                                                            ==========              ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $1,069,952                $773,501
    Accrued compensation                                                       320,463                 122,712
    Accrued contract research costs (Note I)                                        --                 438,513
    Other current liabilities                                                  142,680                 196,610
    Current portion of capital lease obligations  (Note I)                      20,231                 614,063
                                                                            ----------              ----------
       Total current liabilities                                             1,553,326               2,145,399

Capital lease obligations, less current portion (Note I)                            --                  20,231
Deferred rent (Note I)                                                         257,827                 285,529
Other noncurrent liabilities                                                    96,875                 150,000

Commitments and contingencies (Notes F and I)

Shareholders' equity (Note E):
       Preferred stock, par value $.01 per share; 1,000,000 shares authorized
           Series A 30,061 shares designated; 30,060 shares issued and outstanding at December 31, 1997
           (Liquidation preference; $4,313,610 at December 31, 1997)               301                      --
    Common stock, $.01 par value; 30,000,000 shares authorized at December 31, 1997 and 1996; 1,962,036 and 1,954,343
       shares issued at December 31, 1997 and 1996, respectively                19,620                  19,543
    Additional paid-in capital                                              58,112,905              55,077,844
    Receivable from sale of stock                                                   --                 (73,242)
    Accumulated deficit                                                    (57,860,985)            (48,703,200)
    Unrealized loss on securities available for sale (Note C)                       --                  (4,838)
    Treasury stock, at cost; 11,857 and 0 shares at
       December 31, 1997 and 1996, respectively                               (11,857)                      --
                                                                            ----------              ----------
       Total shareholders' equity                                              259,984               6,316,107
                                                                            ----------              ----------
       Total liabilities and shareholders' equity                           $2,168,012              $8,917,266
                                                                            ==========              ==========

                     The accompanying notes are an integral
                        part of the financial statements.

                                  PROCEPT, INC.

                            STATEMENTS OF OPERATIONS
                                 --------------


                                                                       For the years ended December 31,
                                                                       --------------------------------
                                                               1997                1996                1995
                                                               ----                ----                ----
Revenues:
   Research and development revenue
     under collaborative agreements
     (Note F)                                                     $--           $1,275,000          $3,925,000
   Research and development revenue
     under collaborative agreements
     from related party (Note F)                              519,552              562,500              28,645
   Revenue from grant (Note F)                                113,854                   --             105,264
   Interest income                                            147,766              440,075             587,964
                                                              -------              -------             -------

         Total revenues                                       781,172            2,277,575           4,646,873
                                                              -------            ---------           ---------

Costs and expenses:
   Research and development
     (Notes F and I)                                        6,618,836            9,925,315          12,406,290
   General and administrative                               2,714,678            3,176,136           3,723,014
   Restructuring charges (Note A)                             459,969              273,324                  --
   Interest expense                                            40,264              138,560             229,856
                                                               ------              -------             -------

         Total costs and expenses                           9,833,747           13,513,335          16,359,160
                                                            ---------           ----------          ----------

Net loss                                                   (9,052,575)         (11,235,760)        (11,712,287)
Less:  preferred stock dividends                             (105,210)                  --                  --
                                                          ------------        ------------        ------------
Net loss available to common shareholders                 $(9,157,785)        $(11,235,760)       $(11,712,287)
                                                          ============        ============        ============

Basic and diluted net loss per common share                    $(4.40)              $(6.82)            $(12.77)
                                                              =======              =======            ========

Weighted average number of common
   shares - basic and diluted                               2,083,705            1,648,357             917,516
                                                            =========            =========             =======

                      Theaccompanying notes are an integral
                        part of the financial statements.

                                  Procept, Inc.
                       Statements of Shareholders' Equity
              For the Years Ended December 31, 1997, 1996 and 1995

                              --------------------


                                                           Common Stock        Preferred Stock Series A      Additional
                                                           ------------        ------------------------       Paid-in
                                                        Shares    Par Value       Shares    Par Value         Capital
                                                        ------    ---------       ------    ---------         ---------
Balance at December 31, 1994                           907,943       $9,079                                 $38,738,861
     Employee stock purchase plan                       10,418          104                                     131,627
     Exercise of stock options                           6,075           61                                      58,883
     Issuance of stock in payment of bonus                 486            5                                       8,495
     Unrealized gain on securities for sale                 --           --                                          --
     Collection on receivable from sale of stock            --           --                                          --
     Exercise of common stock warrants                     230            2                                         (2)
     Issuance of common stock warrants                      --           --                                         300
     Net loss                                               --           --                                          --
                                                    ----------   ----------                                 -----------

Balance at December 31, 1995                           925,152        9,251                                  38,938,164
     Employee stock purchase plan                        8,572           86                                      96,680
     Issuance from secondary offering                  335,714        3,357                                   5,260,141
     Issuance from private placement                   676,896        6,769                                  11,572,311
     Payment of costs of financings                         --           --                                   (855,673)
     Exercise of stock options                           8,009           80                                      66,001
     Unrealized loss on securities for sale                 --           --                                          --
     Collection on recivable from sale of stock             --           --                                          --
     Issuance of common stock warrants                      --           --                                         220
     Net loss                                               --           --                                          --
                                                    ----------   ----------                                 -----------

Balance at December 31, 1996                         1,954,343       19,543                                  55,077,844
     Employee stock purchase plan                        7,634           76                                      55,124
     Exercise of stock options                              59            1                                         409
     Issuance from private placement                   853,334        8,533                                   2,791,467
     Payment of private placement costs                     --           --                                   (131,382)
     Conversion of note payable and
       common stock to preferred stock                (853,334)      (8,533)      30,060         $301           214,233
     Cancellation of notes receivable                       --           --           --           --                --
     Preferred stock dividends                              --           --           --           --           105,210
     Maturity of marketable securites                       --           --                                          --
     Net loss                                               --           --           --           --                --
                                                    ----------      -------      -------         ----       -----------

Balance at December 31, 1997                         1,962,036      $19,620       30,060         $301       $58,112,905
                                                    ==========      =======      =======         ====       ===========


                                                                                        Unrealized
                                                                                        Gain (Loss)
                                                      Receivable                        on Securities                     Total
                                                        From           Accumulated       Available       Treasury      Shareholders'
                                                    Sale of Stock       Deficit           For Sale         Stock          Equity
                                                    -------------       -------           --------         -----          ------
Balance at December 31, 1994                            $(25,022)    $(25,755,153)      $(116,356)                     $12,851,409
     Employee stock purchase plan                             --               --              --                          131,731
     Exercise of stock options                           (23,092)              --              --                           35,852
     Issuance of stock in payment of bonus                    --               --              --                            8,500
     Unrealized gain on securities for sale                   --               --         117,444                          117,444
     Collection on receivable from sale of stock           6,007               --              --                            6,007
     Exercise of common stock warrants                        --               --              --                               --
     Issuance of common stock warrants                        --               --              --                              300
     Net loss                                                 --      (11,712,287)             --                      (11,712,287)
                                                      -----------    ------------       ---------                      -----------


Balance at December 31, 1995                             (42,107)     (37,467,440)          1,088                        1,438,956
     Employee stock purchase plan                             --               --              --                           96,766
     Issuance from secondary offering                         --               --              --                        5,263,498
     Issuance from private placement                          --               --              --                       11,579,080
     Payment of costs of financings                           --               --              --                         (855,673)
     Exercise of stock options                           (50,150)              --              --                           15,931
     Unrealized loss on securities for sale                   --               --          (5,926)                          (5,926)
     Collection on recivable from sale of stock           19,015               --              --                           19,015
     Issuance of common stock warrants                        --               --              --                              220
     Net loss                                                 --      (11,235,760)             --                      (11,235,760)
                                                      -----------    ------------       ---------                      -----------


Balance at December 31, 1996                             (73,242)     (48,703,200)         (4,838)                       6,316,107
     Employee stock purchase plan                             --               --              --                           55,200
     Exercise of stock options                                --               --              --                              410
     Issuance from private placement                          --               --              --                        2,800,000
     Payment of private placement costs                       --               --              --                         (131,382)
     Conversion of note payable and
       common stock to preferred stock                        --               --              --                          206,001
     Cancellation of notes receivable                     73,242               --              --       $(11,857)           61,385
     Preferred stock dividends                                --         (105,210)             --             --                --
     Maturity of marketable securites                         --               --           4,838                            4,838
     Net loss                                                 --       (9,052,575)             --                       (9,052,575)
                                                      -----------    ------------       ---------       ---------      -----------


Balance at December 31, 1997                                   --    $(57,860,985)      $      --       $(11,857)         $259,984
                                                      ===========    ============       =========       =========      ===========

                     The accompanying notes are an integral
                        part of the financial statements

                                                   PROCEPT, INC.

                                             STATEMENTS OF CASH FLOWS
                                                   -------------

                                                                              for the years ended December 31,
                                                                              --------------------------------
                                                                     1997                1996             1995
                                                                     ----                ----             ----
Cash flows from operating activities:
   Net loss                                                       $(9,052,575)      $(11,235,760)    $(11,712,287)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                  1,057,952          1,234,448          982,637
     Non-cash related party revenue                                  (150,000)          (150,000)              --
     Compensation expense associated with cancellation of
      notes receivable                                                112,789                 --               --
     Gain on sale of equipment                                        (40,895)                --               --
     Loss on sale/leaseback of equipment                                   --                 --            3,270
     Gain on sale of marketable securities                                 --             (1,359)              --
   Changes in operating assets and liabilities:
     Accounts receivable                                               90,861           (163,868)          (8,944)
     Prepaid expenses and other current assets                         61,126             36,274            8,512
     Deposits                                                        (114,640)            10,000               --
     Other assets                                                      (6,627)           (18,243)          (8,923)
     Accounts payable                                                 296,451           (115,199)        (689,365)
     Accrued compensation                                             197,751            (71,403)           1,005
     Accrued contract research                                       (438,513)            21,160           71,606
     Other current liabilities                                        (53,930)           (54,210)          79,061
     Deferred revenue                                                      --         (1,275,000)      (1,725,000)
     Deferred rent                                                    (27,702)            12,390               --
     Other noncurrent liabilities                                     (53,125)           150,000           63,893
                                                                  -----------        -----------       ----------

         Net cash used in operating activities                     (8,121,077)       (11,620,770)     (12,934,535)
                                                                  -----------        -----------       ----------

Cash flows from investing activities:
     Capital expenditures                                             (84,010)          (297,888)        (533,855)
     Proceeds from sale of equipment                                   40,895                 --               --
     Proceeds from sale/leaseback of equipment                             --                 --          116,784
     Proceeds from sale of marketable securities                           --          2,004,070        5,485,252
     Proceeds from maturity of marketable securities                4,006,463          3,000,000        2,000,000
     Purchase of marketable securities                                     --         (6,989,032)              --
     (Increase) decrease in restricted investment                     469,000             53,000          (85,000)
                                                                  -----------        -----------       ----------

         Net cash provided by (used in) investing activities        4,432,348         (2,229,850)       6,983,181
                                                                  -----------        -----------       ----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                --          5,282,514               --
     Payment of IPO and common stock financing costs                       --           (855,673)              --
     Proceeds from exercise of common stock options                       410             15,931           41,859
     Proceeds from employee stock purchase plan                        55,200             96,766          131,731
     Proceeds from issuance of warrants                                    --                220              300
     Proceeds from private placement of stock                       2,800,000         11,579,080               --
     Expenses from private placement securities                      (131,382)                --               --
     Payment on note payable                                               --           (115,851)              --
     Proceeds from note payable                                       206,001                 --          115,851
     Deferred financing charges                                       (54,424)           152,773         (152,773)
     Principal payments on capital lease obligations                 (614,063)          (908,432)      (1,069,839)
                                                                  -----------        -----------       ----------

         Net cash provided by (used in) financing activities        2,261,742         15,247,328         (932,871)
                                                                  -----------        -----------       ----------

Net change in cash and cash equivalents                            (1,426,987)         1,396,708       (6,884,225)
Cash and cash equivalents at beginning of year                      1,962,229            565,521        7,449,746
                                                                  -----------        -----------       ----------
Cash and cash equivalents at end of year                             $535,242         $1,962,229         $565,521
                                                                  ===========        ===========       ==========

Supplemental disclosure of cash flow information:
   Interest paid                                                      $27,609           $146,772         $222,396
                                                                      =======           ========       ==========
   Property and equipment acquired under capital leases                    --                 --       $1,266,772
                                                                      =======           ========       ==========
     Unrealized gain (loss) on securities available for sale               --            $(5,926)        $117,444
                                                                      =======           ========       ==========

Supplemental disclosure of non-cash transactions:
     Common stock converted to preferred stock                     $2,800,000                 --               --
                                                                   ==========     ==============    =============
     Note payable converted to preferred stock                       $206,001                 --               --
                                                                     ========     ==============    =============
     Common stock received in exchange for cancellation of
       notes receivable                                               $11,857                 --               --
                                                                      =======     ==============    =============
     Preferred stock dividends                                       $105,210                 --               --
                                                                     ========     ==============    =============

                      Theaccompanying notes are an integral
                        part of the financial statements.

                          NOTES TO FINANCIAL STATEMENTS

A.     Nature of Business:

          Procept, Inc. ("Procept" or the "Company") is a biopharmaceutical company currently engaged in the development of novel drugs for the prevention of HIV and other infectious diseases. The Company is also seeking the acquisition or in-license of drug development candidates that would benefit from Procept's expertise in various therapeutic areas.

          The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with FDA government regulations and the ability to obtain financing.

          Plan of Operations

          Since its inception the Company has generated no revenue from product sales. The Company has not been profitable since inception and has incurred an accumulated deficit of $57.9 million through December 31, 1997. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to preclinical and clinical testing and development of marketing, sales and production capabilities.

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

          The Aries Funds have committed to invest up to $2.0 million in the Company which will, together with cash on hand at December 31, 1997, $3.0 of net proceeds from the Company's private placement offering of common stock units in January and February of 1998, and/or any additional funds raised from the Company's private placement, fund the operations of the Company through March of 1999.

          Restructuring

          In September 1996, the Company implemented a restructuring plan that resulted in the elimination of 20 positions, mostly from the research organization. The amount of termination benefits accrued and charged to restructuring costs in the statement of operations for the year ended December 31, 1996 was $0.3 million. The amount of termination benefits paid and charged against the liability for the year ended December 31, 1996 was $0.3 million.

          In July 1997, the Company further reduced staffing in its research organization through the elimination of six senior research positions. The amount of termination benefits accrued and charged to restructuring costs in the statement of operations for the year ended December 31, 1997 was $0.5 million. The amount of termination benefits paid and charged against the liability for the year ended December 31, 1997 was $0.2 million.

          In order to focus its limited resources on PRO 2000, in January 1998 the Company terminated work on all other research programs and underwent a significant downsizing, reducing its staff to 13 people. In the first quarter of 1998, the Company has accrued $0.2 million for costs associated with this restructuring.

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

          Property and Equipment

          Property and equipment is recorded at cost and depreciated on a straight-line basis over the following estimated useful lives:

          Laboratory equipment                                  5 years
          Furniture and fixtures                                5 years
          Office equipment                                      5 years
          Equipment and furniture under capital lease           Estimated  useful  life  or term of
                                                                 lease, if shorter
          Leasehold improvements                                Estimated  useful  life  or term of
                                                                 lease, if shorter

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

          Income Taxes

          The Company provides for income taxes under the liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided for net deferred tax assets if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

          Revenue Recognition

          Revenue is recognized under collaborative research and development agreements as earned based upon the performance requirements of each agreement. Payments received in advance under these agreements are recorded as deferred contract revenue until earned.

          Financial Instruments

          Cash, cash equivalents and marketable securities are financial instruments which potentially subject the Company to concentrations of credit risk. The Company invests its excess cash in corporate obligations rated as A or better by Moody's Investment Rating Service, U.S. Treasury securities and money market instruments.

          New Accounting Standards

          The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 will become effective for fiscal years beginning in the first quarter of the fiscal year ended December 31, 1998. The Company does not believe that the adoption will have a material effect on results from operations.

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. SFAS 131 will become effective for fiscal years beginning after December 31, 1998. The Company does not believe that the adoption will have a material effect.

          Net Loss Per Share

          Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share". This statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") to simplify the existing computational guidelines and increase comparability on an international basis. This statement replaces primary EPS with basic EPS, the principal difference being the exclusion of common stock equivalents in the computation of basic EPS. In addition, this statement requires the dual presentation of basic and diluted EPS on the face of the statement of operations.

          Under SFAS 128, the Company is required to present two EPS amounts, basic and diluted. Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS may include additional dilution from potential common stock, such as stock issuable pursuant to the exercise of shareholders options and warrants outstanding and the conversion of preferred stock.

          For the year ended December 31, 1997, the Company had convertible preferred stock, stock options and stock warrants outstanding that were anti-dilutive (see Note E). For the years ended December 31, 1996 and 1995, the Company had stock options and stock warrants outstanding that were anti-dilutive (see Note E). These securities could potentially dilute basic EPS in the future and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented. Consequently, there were no differences between basic and diluted EPS for these periods.

          Related Parties

          Certain members of the Company's Board of Directors are also retained as consultants by the Company. Management believes the consulting agreements have been negotiated at an "arms-length" basis and are immaterial. Included in other assets is a note receivable from an officer and shareholder in the amount of $30,000 at December 31, 1996. Included in shareholders' equity are two notes receivable from the same officer and shareholder in the amount of $73,242 at December 31, 1996. All three notes bear interest at prime plus 1% and are payable upon termination. On December 31, 1997, in connection with a severance agreement with the officer and shareholder, all three notes and the associated accrued interest, in the amount of $124,646, were canceled in exchange for 11,857 shares of Common Stock resulting in treasury stock of $11,857 recorded at cost and $112,789 of compensation expense which is included in general and administrative expenses for 1997.

          In addition, Michael Weiss, who became a member of the Board of Directors in July 1997, is a Senior Managing Director of Paramount Capital, Inc. ("Paramount") which may be deemed an affiliate of Paramount Capital Asset Management, the general partner and investment manager, respectively of two significant shareholders of the Company who together own 30,060 shares of the outstanding Preferred Stock of the Company and warrants currently exercisable for 3,283,132 shares of Common Stock. Such shareholders have agreed to exchange their Preferred Stock, including accrued dividends, and warrants upon the earlier of the completion of the Company's current private placement offering of $6.0 million or upon the termination of the offering period, which will be no later than May 11, 1998 (the "Final Closing Date"), for an estimated 8,146,800 shares of Common Stock and warrants to purchase an equal number of shares of Common Stock at an exercise price currently set at $0.50 per share. The number of shares of Common Stock, the number of shares of Common Stock issuable upon exercise of the warrants and the per-share exercise price of the warrants are based on the minimum of $0.50 and 75% of the average closing bid price of Procept Common Stock for the 5 days and the 30 days immediately prior to the Final Closing Date. If 75% of either average is less than $0.50, the number of shares of Common Stock and the number of shares of Common Stock issuable upon exercise of the warrants will be adjusted upward and the per-share exercise price of the warrants will be adjusted downward. Upon the Final Closing Date, the Company will enter into a Financial Advisory Agreement with Paramount.

          Reclassifications

          Certain reclassifications have been made to the 1995 and 1996 financial statements to conform with 1997 presentation.

C.     Marketable Securities:

          The marketable securities of the Company, consisting of U. S. Government Agencies have been classified as available for sale. Realized gains and losses on disposition of securities are determined on the specific identification method and are reflected in the statement of operations. Net unrealized gains and losses are recorded directly in a separate shareholders' equity account, except those losses that are deemed to be other than temporary, which losses, if any, are reflected in the statement of operations.

          Fair values are estimated based on quoted market prices. Interest is recognized when earned. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income.

          The following table presents the amortized cost, fair value and unrealized gains and losses of the marketable securities for the year ended December 31, 1996. All marketable securities were held until January 27, 1997, which was the maturity date.


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
                                                     =========               =========                 =======


                 The contractual maturities of all securities available for sale was one month.


D. Property and Equipment:

          Property and equipment consisted of the following:

                                                                                      December 31,
                                                                                      ------------
                                                                                 1997                  1996
                                                                                 ----                  ----
          Laboratory equipment                                                $3,784,184            $3,845,739
          Furniture and fixtures                                                 147,123               147,123
          Office equipment                                                       570,954               547,476
          Leasehold improvements                                               1,198,542             1,164,570
                                                                             -----------           -----------
                                                                               5,700,803             5,704,908

          Less:  accumulated depreciation & amortization                      (4,811,545)           (3,841,708)
                                                                             -----------           -----------

          Property and equipment, net                                           $889,258            $1,863,200
                                                                             ===========           ===========

          Depreciation and amortization expense amounted to $1.1 million, $1.3 million and $1.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

          Included above in property and equipment are the following assets that were acquired pursuant to capital lease arrangements:

                                                                                      December 31,
                                                                                      ------------
                                                                               1997                  1996
                                                                               ----                  ----
          Laboratory equipment                                              $2,480,802              $2,568,918
          Furniture and fixtures                                               119,557                 119,557
          Office equipment                                                     213,570                 213,570
          Leasehold improvements                                               273,008                 273,008
                                                                           -----------             -----------
                                                                             3,086,937               3,175,053

          Less:  accumulated amortization                                   (2,265,522)             (1,759,347)
                                                                           -----------             -----------

                                                                              $821,415              $1,415,706
                                                                           ===========             ===========

E.        Shareholders' Equity:

          Common and Preferred Stock

          On September 29, 1997, Procept's shareholders approved a one-for-seven reverse split of the Company's Common Stock (the "Reverse Stock Split"). The Reverse Stock Split was effected on October 14, 1997. Shareholders' equity has been restated to give retroactive application to the Reverse Stock Split in prior periods by reclassifying from Common Stock to additional paid in capital the par value of the eliminated shares arising from the Reverse Stock Split. In addition, all references in the financial statements to number of shares, per share amounts, and stock option and warrant data of the Company's Common Stock have been restated.

          On June 30, 1997, The Aries Fund and The Aries Domestic Fund L.P. (collectively the "Aries Funds") made a direct investment of $3.0 million into the Company. The Company received proceeds of $2.8 million for the issuance of 853,334 shares of Common Stock (the "Common Shares"). The Common Shares contained certain contractual obligations including, but not limited to, the right to convert the Common Shares into preferred stock upon Procept shareholder approval of such preferred stock. In addition to the Common Shares, the Aries Funds received Class A and Class B warrants to purchase 1,477,834 shares of Common Stock. These warrants contained reset and conversion features tied to the performance of the Company's Common Stock. The Company also received from Aries an additional $0.2 million for the issuance of two convertible promissory notes. The notes accrued interest at a rate of 12% per year and were due on or before September 30, 1997.

          At an adjourned session of the Company's 1997 annual meeting held on July 15, 1997, its shareholders approved an amendment and restatement of the Company's Restated Certificate of Incorporation which authorized 1,000,000 shares of preferred stock. On August 1, 1997, the Board of Directors established a series of 30,061 shares of Series A Convertible Preferred Stock (the "Series A Preferred"). Upon the establishment of this Series A Preferred, the purchasers of the securities issued in the June 1997 direct investment exercised the right to convert their Common Stock to shares of Series A Preferred. On August 22, 1997, the Aries Funds converted their Common Stock holdings of 853,334 shares into 28,000 shares of Series A Preferred. On September 30, 1997, the Aries Funds converted the convertible promissory notes and the corresponding accrued interest into 2,060 shares of Series A Preferred.

          The Series A Preferred was initially convertible into Common Stock at a conversion price equal to the price paid by the purchasers for the Common Shares. As of December 31, 1997, the conversion price of the Series A Preferred was $1.09, but remains subject to further conversion rate adjustments based on future events. At December 31, 1997, the Series A Preferred was convertible into 2,747,484 shares of Common Stock. Other significant features of the Series A Preferred include (1) a per share cumulative annual dividend, payable in cash or in kind, of 10% of the sum of $140 per share plus accrued but unpaid dividends, (ii) the right to participate in most subsequent dividend distributions to Common, (iii) the right to vote the Series A Preferred shares on an as converted to Common Stock basis reflecting the then effective conversion price, and (iv) the right to a liquidation preference of $140 per share plus accrued but unpaid dividends.

          Furthermore, on September 30, 1997 the Class A and Class B warrants issued in the June 1997 private placement were exchanged for 3,283,132 new warrants at an exercise price of $1.09 per share. The Company incurred costs in the amount of $0.1 million related to the June 1997 private placement and the subsequent conversion events which were charged to additional paid-in capital.

          As a part of a unit offering, the Company sold an aggregate of 6,845,000 shares of Common Stock in January and February of 1998 together with five-year warrants to purchase 6,845,000 shares of Common Stock at an exercise price of $0.50 (the "1998 Offering"). These securities were sold for gross proceeds of $3.4 million. The purchasers in the 1998 Offering are entitled to certain contractual rights requiring contingent additional issuances of Common Stock to the purchasers, (x) based on the market price (i) for the 5-day and 30-day periods immediately prior to the Final Closing Date and (ii) on the first anniversary of the final closing date of the 1998 Offering,
          (y) to protect them against future dilutive sales of securities and
          (z) as a dividend substitute beginning 18 months after the final closing date of the 1998 Offering. The purchasers also may put the purchased shares back to the Company at 140% of the original purchase price in the event of a liquidation or merger. These contractual rights will terminate after the first anniversary of the final closing if the Common Stock trades at three times the original purchase price per share.

          On May 17, 1996, the Company completed a self-managed private placement of units. Each Unit consisted of one share of the Company's Common Stock and one callable warrant to purchase one share of the Company's Common Stock. The Warrants are subject to redemption by the Company upon 30 days prior notice to the holders of the Warrants beginning May 17, 1998 at a price of $0.01 per Warrant Share in the event that the average closing price of the Company's Common Stock for any 20 consecutive trading day period exceeds $26.25. The initial exercise price of the Warrants per share of common stock is $17.50. The Company received proceeds of $11.6 million for the issuance of 676,896 Units. The Company incurred additional costs in the amount of $0.6 million related to this financing which were charged to additional paid-in capital in 1996.

          On February 8, 1996 the Company closed on a second public offering. The Company received proceeds of $4.9 million (net of underwriting discount and underwriter's offering expenses) for the issuance of 314,286 shares of Common Stock. On March 27, 1996, the associated over allotment option was partially exercised and the Company issued and sold an additional 21,429 shares of the Company's Common Stock resulting in net proceeds to the Company of $0.3 million. The Company incurred costs in the amount of $0.2 million related to this financing at December 31, 1995. The deferred financing costs were charged to additional paid-in capital in 1996.

          On February 17, 1994, the Company closed its initial public offering. The Company received proceeds of $18.6 million (net of underwriting discount and underwriter's offering expenses) for the issuance of 345,000 shares of common stock. In addition, all of the then outstanding shares of redeemable convertible preferred stock (the "Preferred Stock") converted automatically into 496,768 shares of common stock.

          Each holder of common stock is entitled to one vote for each share of common stock held. Each share of common stock issued and outstanding is identical in all respects to each other share. The Company has reserved at December 31, 1997, and kept available out of the authorized but unissued shares of common stock, 5,513,255 shares for issuance upon the exercise of outstanding options and warrants.

          1989 Stock Plan

          Under the Company's 1989 Stock Plan (the "Plan") adopted by the Board of Directors during 1989, and subsequently amended and restated, the Company is permitted to sell or award common stock or to grant stock options for the purchase of common stock to employees, officers and consultants up to a maximum of 162,445 shares. In March 1996, the Board of Directors approved an amendment to the Plan to increase the number of shares covered by the Plan by 35,714 which amendment was approved by the shareholders at the 1996 Annual Meeting of Shareholders. In March 1997, the Board of Directors approved an amendment to the Plan to increase the number of shares covered by the Plan by 71,429 shares to 269,588 shares, which amendment was approved by the shareholders at the 1997 Annual Meeting of Shareholders. In October 1997, the Board of Directors approved an amendment to the Plan to increase the number of shares covered by the Plan to 1,500,000 shares. This amendment is subject to shareholder approval at the 1998 Annual Meeting of Shareholders. At December 31, 1997, there were 155,160 shares available for future grant.

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

          Director Stock Option Plan

          In June 1994, the shareholders of the Company adopted the 1994 Director Stock Option Plan (the "Director Plan"). The Director Plan was established to attract and retain highly qualified, non-employee directors. The price per share for each option granted under this plan shall be the current fair market value at date of grant. The options vest over a period of three years and have a term of ten years. As originally adopted, the aggregate number of shares of the Company's common stock which may be optioned under this plan is 21,429 shares. In March 1997, the Board of Directors approved an amendment to the Director Plan to increase the number of shares covered by the Director Plan by 21,428 shares, which amendment was approved by the shareholders at the 1997 Annual Meeting of Shareholders; currently, the aggregate number of shares that may be subject to grants under the Director Plan is 42,857 shares.

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

          Activity under all stock plans related to all the ISOs and nonqualified stock options for the three years ended December 31, 1997 is listed below.

                                                     ISO          Nonqualified                    Weighted Avg.
                                                     Shares           Shares       Option Price  Exercise Price
                                                     -------          ------       ------------  --------------
         Outstanding at December 31, 1994             81,033         39,926        $7.00-$89.25          $33.39

         Granted                                      22,929         14,523       $14.91-$57.75          $22.47
         Exercised                                   (3,579)        (2,496)        $7.00-$37.45           $9.73
         Canceled                                    (9,650)          (429)        $7.00-$73.50          $40.88
                                                     -------          -----

         Outstanding at December 31, 1995             90,733         51,524        $7.00-$89.25          $31.01

         Granted                                      66,693          7,401        $8.75-$22.75          $10.71
         Exercised                                   (7,294)          (714)        $7.00-$18.76           $8.26
         Canceled                                   (29,668)       (34,052)        $7.00-$89.25          $26.18
                                                    --------       --------

         Outstanding at December 31, 1996            120,464         24,159        $7.00-$89.25          $24.43

         Granted                                   1,109,426        132,142          $1.00-9.63           $2.27
         Exercised                                      (59)             --               $7.00           $7.00
         Canceled                                   (40,380)          (912)        $7.02-$89.25          $25.07
                                                    --------          -----

         Outstanding at December 31, 1997          1,189,451        155,389        $1.00-$89.25           $3.95
                                                   =========        =======

         Summarized information about stock options outstanding at December 31, 1997 is as follows:

                                                                                           Exercisable
                                               Weighted Avg.                       ----------------------------
               Range of     No. of Options       Remaining      Weighted Avg.      Number of      Weighted Avg.
           Exercise Prices   Outstanding       Contract. Life   Exercise Price       Options     Exercise Price
           ---------------  --------------     --------------   --------------     ----------      ------------
               $1.00-$1.88        22,715           9.91             $1.66                   0               $--
                     $2.19     1,198,000           9.75             $2.19             162,928             $2.19
               $3.28-$9.63        71,891           7.46             $7.68              32,304             $7.68
             $14.88-$18.73        19,814           7.30            $16.91              12,732            $17.18
             $20.13-$39.20         7,440           6.08            $30.77               6,842            $31.39
             $40.25-$89.25        24,980           6.24            $60.84              20,571            $60.54

         Options for the purchase of 235,378 shares, 59,251 shares and 81,771 shares are exercisable at December 31, 1997, 1996 and 1995, respectively. The total exercise proceeds for all options outstanding at December 31, 1997 is approximately $5.3 million.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                     1997                  1996                  1995
                                                     ----                  ----                  ----
         Dividend yield                              None                  None                  None
         Expected volatility                         75%                   75%                   75%
         Risk free interest rate                     6.00%                 6.25%                 6.96%
         Expected life of option                     5.0                   5.0                   5.0

         All options granted in 1997, 1996 and 1995 were granted at fair value. The weighted average fair value of options granted was $1.59, $7.07 and $14.84 for 1997, 1996 and 1995, respectively.

         Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards made in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts shown below:

                                                      1997                      1996                  1995
                                                      ----                      ----                  ----
         Net loss - as reported                   $(9,052,575)             $(11,235,760)         $(11,712,287)
         Net loss - pro forma                     $(9,368,531)             $(11,455,536)         $(11,950,312)
         Basic and diluted net loss per
           common share - as reported                  $(4.40)                   $(6.82)              $(12.77)
         Basic and diluted net loss per
           common share - pro forma                    $(4.55)                   $(6.95)              $(13.02)

         The effects of applying SFAS 123 in the pro forma disclosure are not indicative of future amounts.

         1994 Employee Stock Purchase Plan

         In April 1994, the Board of Directors adopted the 1994 Employee Stock Purchase Plan (the "1994 Plan"). Under the 1994 Plan, eligible employees of the Company may purchase shares of Common Stock, through payroll deductions, at the lower of 85% of fair market value of the stock at the time of grant or 85% of fair market value at the time of exercise. As originally adopted, a total of 35,714 shares were reserved for issuance under the 1994 Plan. In March 1997, the Board of Directors approved an amendment to the 1994 Plan to increase the number of shares covered by the 1994 Plan by 35,714 shares, which amendment was approved by the shareholders at the 1997 Annual Meeting of Shareholders; currently, the aggregate number of shares that may be purchased under the 1994 plan is 71,428 shares. Shares are granted twice yearly, on February 28 and August 31, and are exercisable upon issuance. The Company issued 7,634 shares, 8,572 shares and 10,418 shares in 1997, 1996 and 1995, respectively. The weighted average fair values of grants at fair value under the 1994 Plan during 1997, 1996 and 1995 were $1.41, $7.00 and $8.40, respectively.

         Common Stock Warrants

         On December 16, 1992, the Company issued warrants, which expired on December 16, 1997, to purchase an aggregate of 593 shares of common stock at an initial exercise price of $42.14 in connection with a bridge loan to the Company in the amount of $0.3 million, which was subsequently repaid with interest thereon. In January 1993, the Company issued warrants, which expire on December 14, 1998, to purchase
         11,476 shares of the Company's common stock to an underwriter at an initial exercise price of $50.61 per share, in connection with the private placement of the Class F Preferred Stock.

         On February 10, 1994, in connection with the closing of the initial public offering the Company's underwriter purchased for $210.00 warrants to purchase 30,000 shares of the Company's common stock at an exercise price of $83.30 per share. The warrants expire on February 10, 1999.

         On April 1, 1994, in connection with the Company's $2 million master lease agreement, the Company issued common stock warrants for a purchase price of $350.00 to purchase 5,000 shares of common stock at a price of $59.50 at any time on or after April 1, 1995 and on or before April 1, 1999.

         On September 11, 1995, the Company issued common stock warrants for a purchase price of $300.00 to purchase 4,251 shares of the Company's common stock to Oppenheimer & Co., Inc. at an exercise price of $49.00 per share, in connection with the engagement of Oppenheimer & Co., Inc. to provide investment banking services to the Company. These warrants are exercisable beginning September 11, 1996 and expire September 10, 2000.

         On February 14, 1996, the Company issued common stock warrants for a purchase price of $220.00 to purchase up to 31,428 shares of the Company's common stock to Commonwealth Associates at an exercise price of $21.91 per share in connection with a public financing. These warrants are exercisable beginning February 14, 1997 and expire on February 13, 2001.

         On May 17,1996, the Company issued a common stock warrant to purchase 112,832 shares of the Company's common stock at an exercise price of $17.50 per share to David Blech in connection with financial advisory services to the Company. This warrant is exercisable beginning May 17, 1996 and expires on May 17, 2001.

         On January 6, 1997, the Company issued a common stock warrant to purchase 10,714 shares of the Company's common stock to Furman Selz LLC at an exercise price of $10.50 per share in connection with financial advisory services to the Company. This warrant is exercisable beginning January 6, 1997 and expires on January 6, 2002.

       In August 1991 and September 1992, the Company issued warrants to purchase up to 4,320 and 2,857 shares, respectively, of the Company's Class D Preferred Stock (the "Class D Warrants") at a minimum exercise price of $17.50 per share, in connection with leasing arrangements. The Class D Warrants were automatically converted into warrants to purchase 2,681 shares of common stock at an exercise price of $46.83 per share upon the closing of the Company's initial public offering on February 17, 1994. The warrants expire on February 10, 1999.

       In connection with promissory notes issued in September 1992, the Company granted warrants to acquire an aggregate of 12,698 shares of Class F Preferred Stock at an exercise price of $15.75 per share. Upon conversion of all Class F Preferred Stock effected by the initial public offering, the warrants converted into warrants to purchase 4,745 shares of common stock at an exercise price of $42.14 per share. In the year ended December 31, 1995, 1,387 of these warrants were exercised. The remaining warrants expired on September 15, 1997.

       At December 31, 1997 there were 4,168,411 warrants outstanding, all of which are exercisable.

F. Collaborative Research and Development Agreements:

        In September 1993, the Company signed a Research and Development Agreement with Sandoz Pharma Ltd. (the "Sandoz Agreement") to identify and develop compounds which bind to CD4 or CD2, or their respective ligands, and interfere with their interaction, as therapeutic agents for immune suppression. Effective as of September 1, 1995, the Company's sponsored research agreement with Sandoz Pharma Ltd. was amended to focus the research program on compounds targeting CD4 and its ligand and to limit the research program with respect to compounds that bind to CD2 and its ligand to certain screening activities being conducted by Sandoz through the end of 1995. In connection with this amendment, the research and license fees due for the third year of the research program were reduced from $5 million to $2.2 million. Of the $2.2 million received, $0.9 million was recorded as revenue in 1995 and $1.3 million as deferred revenue at December 31, 1995 and was subsequently recorded as revenue in 1996. Under the terms of the Sandoz Agreement, the Company has received $14.2 million in initial license fees and research funding to date. Procept remains eligible to receive $12 million in milestone payments as compounds discovered in these research programs progress through clinical development.

        In 1994, the Company received $8.0 million and recorded as revenue $5.0 million for research performed by the Company under the Sandoz agreement. The $3.0 million was advance payment for research to be performed in fiscal year 1995 and is recorded as revenue in 1995.

        In January 1996, Procept entered into a Sponsored Research Agreement with VacTex, Inc. ("VacTex"), to provide research services relating to the development of novel vaccines based on discoveries licensed from the Brigham and Women's Hospital and Harvard Medical School. These discoveries shed light on a previously unknown aspect of immunology, the CD1 system of lipid antigen presentation.

        Under the Sponsored Research Agreement, Procept conducted specified research tasks on behalf of VacTex for which Procept received a combination of cash and equity in VacTex based on the number of full-time equivalent employees of Procept engaged in the research, but subject to maximum cash and stock limits. The Sponsored Research Agreement also includes a provision requiring Procept to issue to VacTex or its shareholders warrants to purchase an aggregate of 14,286 shares of Procept Common Stock at an exercise price of $24.50 per share.

        In the year ended December 31, 1997, the Company recorded revenue of $0.5 million which consisted of $0.4 million in cash and 150,000 shares of VacTex common stock. In the year ended December 31, 1996, the Company recorded revenue of $0.6 million which consisted of $0.4 million in cash and 150,000 shares of VacTex common stock. At December 31, 1997, the Company had an accounts receivable of $21,000, which was subsequently paid in January 1998, and an investment in VacTex of $0.3 million.

        In order to apply available resources to the PRO 2000 development program, the Company did not seek to renew the Sponsored Research Agreement with VacTex, which expired on January 8, 1998.

        In July 1997, the Company announced that it had been awarded a Phase I Small Business Innovation Research Grant from the National Institutes of Health to support the development of novel vaccines for tuberculosis. Under the terms of the Phase I Grant, Procept will receive $0.1 million in financial support. The Company proposes to identify and develop an effective tuberculosis vaccine by utilizing the CD1 system of lipid antigen presentation. The Company plans to apply for additional funding under a Phase II SBIR grant late in 1997.

G. Income Taxes:

        No federal or state income taxes have been provided for as the Company has incurred losses since its inception. At December 31, 1997, the Company had Federal and State tax net operating loss ("NOL") carryforwards of approximately $57.3 million and $50.7 million which will expire beginning in the year 2000 through 2012 for Federal and beginning in the year 1998 through 2002 for State, respectively. Additionally, the Company had Federal and State research and experimentation credit carryforwards of approximately, $1.6 million and $1.0 million, respectively, both of which will expire in the year 2012.

        The Internal Revenue Code of 1986 (the "Code") contains provisions which limit the net operating loss carryforwards and tax credits available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests. In conjunction with the initial public offering, such a change in ownership as defined in the Code occurred. Accordingly, certain available NOL carryforwards and tax credits are subject to these limitations.

        The components of Procept's net deferred tax assets were as follows at December 31:

                                                                             1997                    1996
                                                                             ----                    ----
           Net deferred tax assets:
               Net operating loss carryforwards                            $22,665,000             $19,021,000
               Tax credit carryforwards                                      2,660,000               1,947,000
               Depreciation                                                  1,263,000               1,057,000
               Vacation and benefits                                             4,000                  22,000
               Capital leases and other                                     (1,257,000)               (957,000)
               Valuation allowance                                         (25,335,000)            (21,090,000)
                                                                           -----------             -----------
           Total net deferred tax assets                                   $         0             $         0
                                                                           ===========             ===========

        As required by Financial Accounting Statement No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets which are comprised principally of net operating loss and tax credit carryforwards. Management has considered the Company's history of losses and concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company will not recognize the benefit of the net deferred tax assets. Accordingly, the deferred tax assets have been fully reserved. Management re-evaluates the positive and negative evidence on an annual basis.

H. Savings and Retirement Plan:

        On July 1, 1990, the Company established the Procept, Inc. Savings and Retirement Plan (the "401(k) Plan"), a profit-sharing plan under Section 401 of the Code. Employees are eligible to participate in the 401(k) Plan by meeting certain requirements, including length of service and minimum age. The Company may contribute to the 401(k) Plan, without regard to current or accumulated net profits, in an amount not to exceed the maximum allowable under applicable provisions of the Code. The amount is to be allocated to active participants based on their annual pay as a percentage of the total annual pay of all such participants. Participants may also contribute to the 401(k) Plan, but no more than the maximum permissible amount allowed by regulatory definitions. For the years ended December 31, 1997, 1996 and 1995, the Company did not contribute to the 401(k) Plan.

I. Commitment and Contingencies:

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

           Pursuant to the aforementioned leasing arrangements, at December 31, 1997 and 1996, the Company has recorded noncurrent liabilities of $0.3 million and $0.3 million, respectively, for rent expense in excess of cash expenditures for leased facilities.

           Gross rent expense for leased facilities and equipment amounted to approximately $1.8 million, $1.6 million and $1.7 million, for the years ended December 31, 1997, 1996 and 1995, respectively. The approximate future minimum annual rental payments for leased facilities for the next five years under the lease arrangements consist of the following at December 31,1997:

                           1998                                    $1,392,000
                           1999                                    $1,435,000
                           2000                                      $706,000

           Pursuant to the facility lease agreement, the Company had provided an open letter of credit for the term of its leases in the amount of $0.4 million which would provide for payment to the lessor of its main facility in the event of default by the Company. The Company held a certificate of deposit, which was classified as a restricted investment (see also Note J), solely for the purpose of collateralizing this letter of credit in the amount of $0.4 million. During September 1997, in substitution of the letter of credit and restricted investment arrangement, the Company increased its rent deposit with the lessor to $0.2 million.

           Capital Leases

           In 1992, the Company entered into a leasing agreement which allowed the Company to lease up to $1.0 million of capital equipment at implicit interest rates ranging from approximately 11% to 13% for a 42 month term.

           In 1994, the Company entered into a $2 million master lease agreement for the lease and sale/leaseback of certain equipment and leasehold improvements. The implicit interest rates for the leases under this agreement range from approximately 5.5% to 7% for a 36 month term. During fiscal year 1994, the Company purchased and leased $0.7 million of laboratory equipment, office equipment and furniture and fixtures pursuant to this leasing arrangement. During fiscal year 1995, the Company purchased and leased $1.3 million of laboratory equipment, office equipment and leasehold improvements pursuant to this leasing arrangement. These equipment leasing agreements have been fully utilized at December 31, 1996.

           Future minimum lease payments with initial or remaining terms of one year or more consist of the following at December 31, 1997:

                           1998                                         $20,519

           Less:  amount representing interest                             (288)
                                                                        -------
           Present value of future minimum lease payments               $20,231
                                                                        =======

           Contract Research

           In February 1987, the Company entered into a Research and Licensing Agreement with Dana-Farber, a Massachusetts not-for-profit corporation. As part of the Agreement, the Company had agreed to fund certain research and development projects conducted by Dana-Farber in relation to the development and eventual commercialization of products related to T cell activation in exchange for exclusive rights to technologies developed. The Research and Licensing Agreement expired on March 31, 1997, as the Company chose not to extend funding.

           The amount of contract research costs under the Agreement incurred by the Company and included in research and development expense amounted to $0.2 million, $0.8 million and $0.8 million in 1997, 1996 and 1995, respectively. The Company has accrued $0 and $0.4 million at December 31, 1997 and 1996, respectively, payable to Dana-Farber under this Agreement.

           Legal Proceedings

           On October 23, 1997, Commonwealth Associates ("Commonwealth") filed a Complaint with the United States District Court for the Southern District of New York naming the Company as a defendant (the "Complaint"). The Complaint alleges that the Company breached obligations to Commonwealth under the Underwriting Agreement between Commonwealth and the Company dated February 8, 1996, giving Commonwealth a right of first refusal to act as co-lead underwriter or co-managing agent of a public offering or Private Placement of the Company's securities during the period ended August 8, 1997. In the Complaint, Commonwealth seeks aggregate compensatory damages in the amount of $375,000, incidental and consequential damages in an amount to be proven at trial, costs, disbursements and accrued interest and such other and further relief as the court deems proper. Discovery has commenced in this action. The Company believes that Commonwealth's claims are without factual or legal merit. The Company does not believe this action will have a material adverse effect on the Company's business and it intends to vigorously defend this action. However, given the early stage of this litigation, no assurance may be given that the Company will be successful in its defense. A decision by the court in Commonwealth's favor or any other conclusion of this litigation in a manner adverse to the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

J. Note Payable:

           On February 15, 1995, the Company signed a term note with Bristol-Myers Squibb Company in the amount of $0.1 million. The term note provided for scheduled payments of $38,617 on April 1, July 1, and October 1, 1996. The interest rate for the note was 8.0%. Upon the occurrence of certain financing events, the entire balance of the note, including all accrued and unpaid interest, became due and payable. This Note was repaid in full in 1996 upon the closing of the secondary offering.

           Line of Credit:

           The Company maintained a $0.1 million line of credit through the use of corporate credit cards. This line of credit was collateralized with a certificate of deposit of $0.1 million and was classified as a restricted investment on the balance sheet. The certificate of deposit was recorded at cost, which approximated market. Interest earned on the certificate of deposit was not restricted; accordingly, any accrued interest was considered a cash equivalent. See also Note
           B. In September 1997, the Company reduced its line of credit to $35,000 and was no longer required to maintain the line of credit and certificate of deposit.

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

The current Executive Officers and Directors of the Company are as follows:

John F. Dee                 40      President; Chief Executive Officer; Director
Michael S. Weiss            32      Director, Chairman of the Board
Zola P. Horovitz, Ph.D.     63      Director
Max Link, Ph.D.             57      Director
Ellis L. Reinherz, M.D.     47      Director
Mark C. Rogers, M.D.        55      Director
Elliott H. Vernon           54      Director

JOHN F. DEE has served as President, Chief Executive Officer and a member of the Board of Directors of Procept since joining the Company in February 1998. From April 1997 to October 1997, Mr. Dee was Interim Chief Executive Officer of Genta Incorporated. From 1994 to 1997 and 1988 to 1992, Mr. Dee was a Senior Management Consultant with McKinsey & Company, Inc. and from 1992 to 1994 served as Chief Operating Officer, Chief Financial Officer, and Director of Walden Laboratories, Inc. (now AVAX Technologies, Inc.). Mr. Dee holds an M.S. in Chemical Engineering from Stanford University and an M.B.A. from Harvard University.

MICHAEL S. WEISS has been a director of the Company, and the Chairman of its Board of Directors, since July 8, 1997. Mr. Weiss is presently a Senior Managing Director of Paramount Capital, Inc. Prior to joining Paramount, Mr. Weiss was an attorney with Cravath, Swaine & Moore. Mr. Weiss is currently Vice-Chairman of the Board of Directors of Genta Incorporated, a director of Pacific Pharmaceuticals, Inc., AVAX Technologies, Inc. and Palatin Technologies, Inc., and is the Secretary of Atlantic Pharmaceuticals, Inc., each of which is a publicly traded biopharmaceutical company. Additionally, Mr. Weiss is currently a member of the boards of directors of several privately held biopharmaceutical companies. Mr. Weiss received his J.D. from Columbia University School of Law and a B.S. in Finance from the State University of New York at Albany. Mr. Weiss devotes only a portion of his time to the business of the Company.

ZOLA P. HOROVITZ, Ph.D. has been a director of the Company since 1992. Dr. Horovitz, currently a consultant to pharmaceutical companies, served as Vice President - Business Development and Planning at Bristol-Myers Squibb Pharmaceutical Group, from August 1991 to April 1994, and as Vice President - Licensing, from 1989 to August 1991. Prior to 1989, Dr. Horovitz spent 30 years as a member of the Squibb Institute for Medical Research, most recently as Vice President - Research Planning. He is also a director of seven other biotechnology and pharmaceutical companies: Avigen, Inc., BioCryst, Inc., Clinicor, Inc., Diacrin, Inc., Magainin Pharmaceuticals, Inc., Roberts Pharmaceutical Corporation and Synaptic Pharmaceuticals, Inc. Dr. Horovitz received his Ph.D. from the University of Pittsburgh.

MAX LINK, Ph.D. has been a director of the Company since 1995. Dr. Link has held a number of executive positions with pharmaceutical and healthcare companies. Most recently, he served as Chief Executive Officer of Corange Limited, from May 1993 until June 1994. Prior to joining Corange, Dr. Link served in a number of positions with Sandoz Pharma Ltd., including Chief Executive Officer, from 1987 until April 1992, and Chairman, from April 1992 until May 1993. Dr. Link currently serves on the board of directors of six publicly traded life science companies: Access Pharmaceuticals, Inc., Alexion Pharmaceuticals, Inc., Cell Therapeutics, Inc., CytRx Corporation, Human Genome Sciences, Inc. and Protein Design Labs, Inc. Dr. Link received his Ph.D. in Economics from the University of St. Gallen in 1970.

ELLIS L. REINHERZ, M.D. has been a director of the Company since 1985. Dr. Reinherz is a founder of Procept and has served as Chairman of its Scientific Advisory Board since October 1985. Since 1984, he has served as Chief, Laboratory of Immunobiology at the Dana-Faber Cancer Institute and as Professor of Medicine at Harvard Medical School. He received his M.D. from Harvard Medical School in 1975. Dr. Reinherz serves on the editorial and review boards of key medical and scientific publications in hematology and immunology.

MARK C. ROGERS, M.D. has been a director of the Company since December 1997. Dr. Rogers has been Senior Vice President, Corporate Development and Chief Technology Officer at The Perkin-Elmer Corporation since joining Perkin-Elmer in 1996. From 1992 to 1996, Dr. Rogers was the Vice Chancellor for Health Affairs at Duke University Medical Center, and Executive Director and Chief Executive Officer of Duke University Hospital and Health Network. Prior to his employment at Duke, Dr. Rogers was on the faculty of Johns Hopkins University for 15 years where he served as a Distinguished Faculty Professor and Chairman of the Department of Anesthesiology and Critical Care Medicine, Associate Dean for Clinical Affairs, Director of the Pediatric Intensive Care Unit and Professor of Pediatrics. Dr. Rogers currently serves on the board of directors of three publicly traded companies: Discovery Laboratories, Inc., Galileo Corporation and HCIA, Inc. Dr. Rogers received his M.D. from Upstate Medical Center, State University of New York and has his M.B.A. from The Wharton School of Business. He received his B.A. from Columbia University and held a Fulbright Scholarship.

ELLIOTT H. VERNON has been a director of the Company since December 1997. Mr. Vernon has been the Chairman of the Board, President and Chief Executive Officer of Healthcare Imaging Services, Inc., a publicly held operator of fixed-site magnetic resonance imaging centers in the northeast, since its inception in 1991. For the past ten years, Mr. Vernon has also been the managing partner of MR General Associates, a New Jersey general partnership which is the general partner of DMR Associates, L.P., a Delaware limited partnership. Mr. Vernon was also one of the founders of Transworld Nurses, Inc., the predecessor of Transworld HealthCare, Inc., a publicly held regional supplier of a broad range of alternate site healthcare services and products. Mr. Vernon is also a principal of Healthcare Financial Corp., LLC, a healthcare financial consulting company engaged primarily in FDA matters. From January 1990 to December 1994, Mr. Vernon was a director, Executive Vice President and General Counsel of Aegis Holdings Corporation, an international provider of financial services through its investment management and capital markets consulting subsidiaries. Mr. Vernon is currently a director of Pacific Pharmaceuticals, Inc., a publicly held medical products company.

The term of office of each officer extends until the meeting of the Board of Directors following the next annual meeting of Shareholders and until his successor is elected and qualified or until his earlier resignation or removal.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is included under the captions "Compensation Committee Interlocks and Insider Participation," and "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is included under the caption "Share Ownership" in the Proxy Statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is included under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

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

(b)               REPORTS ON FORM 8-K.

                  Current Report dated December 10, 1997 filed with the Securities and Exchange Commission on December 12, 1997 relating to the Company's private placement of common stock units.

(c)               EXHIBITS.

                  Exhibit
                     No.                          Description
                  -------                         -----------
                      3.1 Amended and Restated Certificate of Incorporation of the Company, as amended and restated by Certificate of Amendment dated July 15, 1997. Filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

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

                      4.4 Unit Purchase Warrant Agreement dated May 17, 1996, issued to David Blech. Filed as
                                    Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

                      4.5           [Reserved.]

                      4.6 Warrant to Purchase Common Stock dated January 5, 1993, issued to Tucker Anthony Incorporated. Filed as Exhibit 4.6 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

                      4.7 Warrant to Purchase Common Stock dated as of February 17, 1994, issued to D. Blech & Company, Incorporated. Filed as Exhibit 4.6 to the Company's Form 10-K for the year ended December 31, 1994, Commission File No. 0-21134, and incorporated herein by reference.

                      4.8 Warrant Agreement dated February 17, 1994 between the Company and D. Blech & Company, Incorporated. Filed as Exhibit 4.7 to the Company's Form 10-K for the year ended December 31, 1994, Commission File No. 0-21134, and incorporated herein by reference.

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

                     4.12 Form of Warrant to Purchase Common Stock dated May 17, 1996 and schedule of holders. Filed as Exhibit 4.12 to the Company's Form 10-K for the year ended December 31, 1996, Commission File No. 0-21134, and incorporated herein by reference.

                     4.13 Warrant to Purchase Common Stock issued to Furman Selz LLC dated January 6, 1997. Filed as Exhibit 4.13 to the Company's Form 10-K for the year ended December 31, 1996, Commission File No. 0-21134, and incorporated herein by reference.

                     4.14 "New Warrant" dated September 30, 1997 issued to the Aries Fund. Filed as Exhibit
                                    4.1 to the Company's Form 10-Q for the
                                    quarter ended September 30, 1997, Commission
                                    File No. 0-21134, and incorporated herein by reference.

                     4.15 "New Warrant" dated September 30, 1997 issued to Aries Domestic Fund, L.P. Filed as
                                    Exhibit 4.2 to the Company's Form 10-Q for the quarter ended September 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

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

                     10.4           The 1989 Stock Plan, as amended. Filed as
                                    Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

                     10.5 The 1994 Employee Stock Purchase Plan, as amended. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

                     10.6 The 1994 Director Stock Option Plan, as amended. Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

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

                   +10.15 Amended and Restated Research and Licensing Agreement dated as of February 19, 1987 between the Company and the Dana-Farber Cancer Institute, as amended by Letter Agreements between the Company and Dana-Farber Cancer Institute dated as of October 17, 1987, October 20, 1987, January 20, 1988, March 1, 1988, March 22, 1989,
                                    March 27, 1989, March 5, 1990, May 3, 1993,
                                    May 4, 1993, May 10, 1993 and May 12, 1993
                                    (as amended, the "DFCI Agreement"). Filed as
                                    Exhibit 10.11 to the Company's Registration
                                    Statement on Form S-1, Commission File No.
                                    33-57188, and incorporated herein by
                                    reference.

                   +10.16 Letter Agreements between the Company and Dana-Farber Cancer Institute dated April 29, 1994 and May 6, 1994, amending the DFCI Agreement. Filed as Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1994, Commission File No. 0-21134, and incorporated herein by reference.

                   +10.17 Collaboration Agreement dated as of January 1, 1992 between the Company and the Molecular Modeling and Design Unit of the University of California, San Francisco. Filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

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

                   +10.32 Research Agreement dated as of March 1, 1993 between the Company and The General Hospital Corporation (re: Hirsch). Filed as Exhibit
                                    10.25 to the Company's Registration
                                    Statement on Form S-1, Commission File No.
                                    33-57188, and incorporated herein by
                                    reference.

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

                    10.36 Registration Rights Agreement dated January 6, 1997 between the Company and Furman Selz LLC. Filed as Exhibit 10.36 to the Company's Form 10-K for the year ended December 31, 1996, Commission File No. 0-21134, and incorporated herein by reference.

                    10.37 Executive Severance and Indemnification Agreement between the Company and Stanley C. Erck dated as of June 25, 1997. Filed as
                                    Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

                    10.38 Executive Severance and Indemnification Agreement between the Company and Michael J. Higgins dated as of June 25, 1997. Filed as
                                    Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

                    10.39           Form of Indemnification Agreement filed as
                                    Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

                    10.40 Placement Agency Agreement between the Company and Paramount Capital, Inc. dated as of October 26, 1997. Filed herewith.

                     23.1 Consent of Coopers & Lybrand L.L.P., independent accountants to the Company. Filed herewith.

                     27.1           Financial Data Schedule.  Filed herewith.

                     99.1 Important factors regarding forward-looking statements. Filed herewith.

-----------------------

+ Confidential treatment has been granted for the deleted portions Exhibits 10.15, 10.16, 10.17, 10.24, 10.25, 10.26, 10.27, 10.28, 10.29,
         10.32, 10.33 and 10.34.

         Exhibits 10.4 through 10.7, 10.19 through 10.23, 10.30 and 10.37 through 10.39 are management contracts or compensatory plans, contracts or arrangements in which executive officers or directors of the Company participate.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by on this 27th day of March, 1998.

                                 PROCEPT, INC.
                                 (Registrant)


                                 /s/ John F. Dee
                                 ---------------
                                 John F. Dee,
                                 President, Chief Executive Officer and Director


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 27th day of March, 1998:

                            Capacity
                            --------

/s/ Michael A. Weiss        Chairman
--------------------
Michael A. Weiss


/s/ John F. Dee             President, Chief Executive Officer
---------------             and Director (Principal Executive Officer, Principal
John F. Dee                 Financial Officer and Principal Accounting Officer)


/s/ Zola P. Horovitz        Director
-----------------------
Zola P. Horovitz, Ph.D.


/s/ Ellis L. Reinherz       Director
-----------------------
Ellis L. Reinherz, M.D.


/s/ Elliott H. Vernon       Director
---------------------
Elliott H. Vernon

                                  EXHIBIT INDEX
                                  -------------
Exhibit
   No.                        Description
-------                       -----------
    3.1 Amended and Restated Certificate of Incorporation of the Company, as amended and restated by Certificate of Amendment dated July 15, 1997. Filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

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

    4.4 Unit Purchase Warrant Agreement dated May 17, 1996, issued to David Blech. Filed as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

    4.5           [Reserved.]

    4.6 Warrant to Purchase Common Stock dated January 5, 1993, issued to Tucker Anthony Incorporated. Filed as Exhibit 4.6 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

    4.7 Warrant to Purchase Common Stock dated as of February 17, 1994, issued to D. Blech & Company, Incorporated. Filed as
                  Exhibit 4.6 to the Company's Form 10-K for the year ended December 31, 1994, Commission File No. 0-21134, and incorporated herein by reference.

    4.8 Warrant Agreement dated February 17, 1994 between the Company and D. Blech & Company, Incorporated. Filed as Exhibit 4.7 to the Company's Form 10-K for the year ended December 31, 1994, Commission File No. 0-21134, and incorporated herein by reference.

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

   4.12 Form of Warrant to Purchase Common Stock dated May 17, 1996 and schedule of holders. Filed as Exhibit 4.12 to the Company's Form 10-K for the year ended December 31, 1996, Commission File No. 0-21134, and incorporated herein by reference.

   4.13 Warrant to Purchase Common Stock issued to Furman Selz LLC dated January 6, 1997. Filed as Exhibit 4.13 to the Company's Form 10-K for the year ended December 31, 1996, Commission File No. 0-21134, and incorporated herein by reference.

   4.14 "New Warrant" dated September 30, 1997 issued to the Aries Fund. Filed as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended September 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

   4.15 "New Warrant" dated September 30, 1997 issued to Aries Domestic Fund, L.P. Filed as Exhibit 4.2 to the Company's Form 10-Q for the quarter ended September 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

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

   10.4 The 1989 Stock Plan, as amended. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

   10.5           The 1994 Employee Stock Purchase Plan, as amended. Filed as
                  Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

   10.6           The 1994 Director Stock Option Plan, as amended. Filed as
                  Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

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

 +10.15 Amended and Restated Research and Licensing Agreement dated as of February 19, 1987 between the Company and the Dana-Farber Cancer Institute, as amended by Letter Agreements between the Company and Dana-Farber Cancer Institute dated as of October 17, 1987, October 20, 1987, January 20, 1988, March 1, 1988,
                  March 22, 1989, March 27, 1989, March 5, 1990, May 3, 1993,
                  May 4, 1993, May 10, 1993 and May 12, 1993 (as amended, the "DFCI Agreement"). Filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

 +10.16 Letter Agreements between the Company and Dana-Farber Cancer Institute dated April 29, 1994 and May 6, 1994, amending the DFCI Agreement. Filed as Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1994, Commission File No. 0-21134, and incorporated herein by reference.

 +10.17 Collaboration Agreement dated as of January 1, 1992 between the Company and the Molecular Modeling and Design Unit of the University of California, San Francisco. Filed as Exhibit
                  10.13 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

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

 +10.32 Research Agreement dated as of March 1, 1993 between the Company and The General Hospital Corporation (re: Hirsch). Filed as Exhibit 10.25 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

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

  10.36 Registration Rights Agreement dated January 6, 1997 between the Company and Furman Selz LLC. Filed as Exhibit 10.36 to the Company's Form 10-K for the year ended December 31, 1996, Commission File No. 0-21134, and incorporated herein by reference.

  10.37 Executive Severance and Indemnification Agreement between the Company and Stanley C. Erck dated as of June 25, 1997. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

  10.38 Executive Severance and Indemnification Agreement between the Company and Michael J. Higgins dated as of June 25, 1997. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

  10.39 Form of Indemnification Agreement filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

  10.40 Placement Agency Agreement between the Company and Paramount Capital, Inc. dated as of October 26, 1997. Filed herewith.

   23.1 Consent of Coopers & Lybrand L.L.P., independent accountants to the Company. Filed herewith.

   27.1           Financial Data Schedule. Filed herewith.

   99.1 Important factors regarding forward-looking statements. Filed herewith.

-----------------------

+ Confidential treatment has been granted for the deleted portions Exhibits 10.15, 10.16, 10.17, 10.24, 10.25, 10.26, 10.27, 10.28, 10.29,
         10.32, 10.33 and 10.34.

         Exhibits 10.4 through 10.7, 10.19 through 10.23, 10.30 and 10.37 through 10.39 are management contracts or compensatory plans, contracts or arrangements in which executive officers or directors of the Company participate.