Form 10-Q
period 1998-03-31
PROCEPT INC
filed 1998-05-15
CIK 885475

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from  ____________ to ____________


         Commission File Number:  0-21134


                                  Procept, Inc.
                                  -------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                   04-2893483
                   --------                                   -----------
         (State or other jurisdiction of                   (I.R.S.  Employer
         incorporation or organization)                    Identification No.)


840 Memorial Drive, Cambridge, Massachusetts                            02139
--------------------------------------------                            -----
     (Address of principal executive offices)                         (zip code)


Registrant's telephone number, including area code:  (617) 491-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES_X_ NO___


Number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.

           Class                                 Outstanding as of May 13, 1998
           -----                                 ------------------------------

Common Stock, $.01 par value                                29,973,807


                    This report includes a total of 42 pages

                        Exhibit Index Appears on Page 16

                                  PROCEPT, INC.

                                      INDEX
                                      -----

                                                                                           Page No.
                                                                                           --------
PART I.       FINANCIAL INFORMATION
              Item 1.    Financial Statements

                         Balance Sheets                                                       3

                               March 31, 1998 and December 31, 1997

                         Statements of Operations                                             4

                               Three months ended March 31, 1998 and 1997

                         Statements of Cash Flows                                             5

                               Three Months ended March 31, 1998 and 1997

                         Notes to Financial Statements                                        6


              Item 2.    Management's Discussion and Analysis of Financial                    9
                         Condition and Results of Operations


              Item 3.    Quantitative and Qualitative Disclosure About Market Risk           12



PART II.      OTHER INFORMATION

              Item 2.    Changes in Securities                                               13


              Item 6.    Exhibits and Reports on Form 8-K                                    14



SIGNATURES                                                                                   15


EXHIBIT INDEX                                                                                16


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements


                                  PROCEPT, INC.

                                 BALANCE SHEETS
                                ----------------

ASSETS                                                                    March 31, 1998        December 31, 1997
                                                                          --------------        -----------------
Current assets:
    Cash and cash equivalents                                               $2,124,110                $535,242
    Accounts receivable                                                        151,061                  81,951
    Prepaid expenses and other current assets                                  142,498                  50,111
                                                                           -----------               ---------
       Total current assets                                                  2,417,669                 667,304

Property and equipment, net                                                    712,883                 889,258
Deferred financing charges                                                     126,395                  54,424
Investment in VacTex                                                           300,000                 300,000
Other assets                                                                   257,026                 257,026
                                                                           -----------              ----------
       Total assets                                                         $3,813,973              $2,168,012
                                                                            ==========              ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $1,194,383              $1,069,952
    Accrued compensation                                                       298,724                 320,463
    Other current liabilities                                                  156,719                 142,680
    Current portion of capital lease obligations                                13,535                  20,231
                                                                            ----------              ----------
       Total current liabilities                                             1,663,361               1,553,326

Deferred rent                                                                  244,867                 257,827
Other noncurrent liabilities                                                    96,875                  96,875

Commitments and contingencies (Note 6)

Shareholders' equity:
    Preferred stock, par value $.01 per share; 1,000,000 shares authorized Series A 30,061 shares designated; 30,060 shares issued and outstanding at March 31, 1998 and December 31, 1997
       (Liquidation preference; $4,313,610 at March 31, 1998)                      301                     301
    Common stock, $.01 par value; 30,000,000 shares authorized at March 31, 1998 and December 31, 1997; 8,807,435 and
       1,962,036 shares issued at March 31, 1998 and December 31,
       1997, respectively                                                       88,074                  19,620
    Additional paid-in capital                                              61,040,026              58,112,905
    Accumulated deficit                                                    (59,307,674)            (57,860,985)
    Treasury stock, at cost; 11,857 shares at March 31, 1998
       and December 31, 1997                                                  (11,857)                (11,857)
                                                                           -----------             -----------
       Total shareholders' equity                                            1,808,870                 259,984
                                                                           -----------             -----------
       Total liabilities and shareholders' equity                           $3,813,973              $2,168,012
                                                                            ==========              ==========



                     The accompanying notes are an integral
                        part of the financial statements.

                                  PROCEPT, INC.

                            STATEMENTS OF OPERATIONS

                                   ---------


                                                                            Three Months Ended March 31,
                                                                            -----------------------------
                                                                            1998                      1997
                                                                            ----                      ----
Revenues:
     Research and development revenue
        under collaborative agreements from
        related party                                                     $109,375                $140,625
     Revenue from grant                                                         --                  55,811
     Interest income                                                         4,659                  67,782
                                                                          --------                 -------
Total revenues                                                             114,034                 264,218
                                                                           -------                 -------
Costs and expenses:
     Research and development                                              813,237               1,880,142
     General and administrative                                            522,262                 692,463
     Restructuring charges                                                 225,000                      --
     Interest expense                                                          224                  18,725
                                                                         ---------              ----------
Total costs and expenses                                                 1,560,723               2,591,330
                                                                         ---------               ---------
Net loss                                                              $(1,446,689)            $(2,327,112)
                                                                       ===========             ===========
Basic and diluted net loss per common share                                $(0.27)                 $(1.19)
                                                                           =======                 =======
Weighted-average number of common
     shares outstanding -- basic and diluted                             5,373,211               1,956,269
                                                                         =========               =========














                     The accompanying notes are an integral
                        part of the financial statements.

                                  PROCEPT, INC.

                            STATEMENTS OF CASH FLOWS

                                  -----------

                                                                               Three Months Ended March 31,
                                                                               -----------------------------
                                                                               1998                     1997
                                                                               ----                     ----
Cash flows from operating activities:
     Net loss                                                             $(1,446,689)            $(2,327,112)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                         183,697                 286,193
         Gain on sale of equipment                                            (62,952)                      --
     Changes in operating assets and liabilities:
         Accounts receivable                                                  (17,135)                   4,774
         Prepaid expense and other current assets                             (92,387)                (82,837)
         Other assets                                                               --                (49,797)
         Accounts payable                                                      142,431                  65,492
         Accrued compensation                                                 (21,739)                   7,867
         Accrued contract research                                                  --               (234,504)
         Other current liabilities                                              14,039                (57,393)
         Other noncurrent liabilities                                               --               (102,472)
         Deferred rent                                                        (12,960)                      --
                                                                              --------             -----------
                  Net cash used in operating activities                    (1,313,695)             (2,489,789)
                                                                           -----------             -----------

Cash flows from investing activities:
     Capital expenditures                                                     (14,345)                 (9,116)
     Proceeds from sale of equipment                                            18,000                      --
     Proceeds from maturity of marketable securities                                --               4,006,463
     Increase in restricted investment                                              --                 (5,809)
                                                                         -------------            ------------
                  Net cash provided by investing activities                      3,655               3,991,538
                                                                         -------------             -----------

Cash flows from financing activities:
     Principal payments on capital lease obligations                           (6,696)               (196,782)
     Proceeds from exercise of common stock options                                 --                     410
     Proceeds from private placement of common stock                         3,422,500                      --
     Expenses from private placement of common stock                         (444,925)                      --
     Proceeds from employee stock purchase plan                                     --                  50,399
     Deferred financing charges                                               (71,971)                      --
                                                                           -----------             -----------
                  Net cash provided by (used in) financing activities        2,898,908               (145,973)
                                                                           -----------             -----------

Net change in cash and cash equivalents                                      1,588,868               1,355,776
Cash and cash equivalents at beginning of period                               535,242               1,962,229
                                                                            ----------             -----------
Cash and cash equivalents at end of period                                  $2,124,110              $3,318,005
                                                                            ==========             ===========

Supplemental disclosures and non-cash transactions:

Interest paid                                                                     $292                 $11,813
                                                                                  ====                 =======
Stock options issued for consulting services                                   $18,000                     $--
                                                                               =======                     ===






                     The accompanying notes are an integral
                        part of the financial statements.

                                  PROCEPT, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   -----------

1.   BASIS OF PRESENTATION
     ---------------------
Nature of Business
------------------

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

Plan of Operations
------------------

Since its inception Procept has generated no revenue from product sales. The Company has not been profitable since inception and has incurred an accumulated deficit of $59.3 million through March 31, 1998. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to preclinical and clinical testing and development of marketing, sales and production capabilities.

Because of its continuing losses from operations, the Company will be required to obtain additional funds within the next 12 to 24 months to satisfy its ongoing capital needs and to continue operations. Although management continues to pursue additional funding arrangements and/or strategic partnering there can be no assurance that additional funding will be available from any of these sources or, if available, will be available on acceptable or affordable terms. If the Company is unable to enter into an additional corporate collaboration(s) that produce revenue for the Company, or secure additional financing, the Company's financial condition will be adversely affected.

The accompanying financial statements for the three-month periods ended March 31, 1998 and 1997 are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles. These interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended March 31, 1998 and 1997. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 which are contained in the Company's 1997 Annual Report on Form 10-K.

2.   SHAREHOLDERS' EQUITY
     --------------------

On September 29, 1997, Procept's shareholders approved a one-for-seven reverse split of the Company's Common Stock (the "Reverse Stock Split"). The Reverse Stock Split was effected on October 14, 1997. Shareholders' equity has been restated to give retroactive application to the Reverse Stock Split in prior periods by reclassifying from Common Stock to additional paid in capital, the par value of the eliminated shares arising from the Reverse Stock Split. In addition, all references in the financial statements to number of shares, per share amounts, and stock option and warrant data of the Company's Common Stock have been restated.

As part of a unit offering (the "1998 Offering"), the Company sold an aggregate of 6,845,000 shares of Common Stock in January and February of 1998 together with five-year warrants to purchase 6,845,000 shares of Common Stock at an exercise price of $0.50 per share. These securities were sold for gross proceeds of $3.4 million. After expenses, the Company received cash of $3.0 million. The purchasers in the 1998 Offering are entitled to certain contractual rights requiring contingent additional issuances of Common Stock to the purchasers, (x) based on the market price on the first anniversary of the final closing date of the 1998 Offering, (y) to protect them against future dilutive sales of securities and (z) as a dividend substitute beginning 18 months after the final closing date of the 1998 Offering. The purchasers also may receive from the Company 140% of the original price in the event of a "liquidation event" as defined in the subscription agreement relating to the 1998 Offering. These contractual rights will terminate after the first anniversary of the final closing if the Common Stock trades at $1.50 per share or greater.

Subsequent Event
----------------

On April 9, 1998, the final closing (the "Final Closing") of the 1998 Offering was consummated in which the Company sold an additional 12,760,000 shares of Common Stock together with five-year warrants to purchase 12,760,000 shares of Common Stock at an exercise price of $0.50 per share. These securities were sold for gross proceeds of $6.4 million. After expenses, the Company received cash of $5.3 million. In connection with the Final Closing and certain advisory services, the Company sold to Paramount Capital, Inc. (Procept's placement agent in the 1998 Offering), for $0.001 per option, options to purchase an aggregate of 24.06875 units (each unit consisting of 200,000 shares of Common Stock and warrants to purchase 200,000 shares of Common Stock at an exercise price of $0.50 per share) at an exercise price of $0.55 per unit. Also on April 9, 1998, The Aries Fund and the Aries Domestic Fund, L.P. exchanged an aggregate of 30,060 shares of Series A Convertible Preferred Stock and related warrants for units in the 1998 Offering comprised of 8,416,800 shares of Common Stock and five-year warrants to purchase 8,416,800 shares of Common Stock at an exercise price of $0.50 per share.

3.   RESEARCH COLLABORATIONS
     -----------------------

In January 1996, Procept entered into a Sponsored Research Agreement with VacTex, Inc. ("VacTex"). Under the Sponsored Research Agreement, Procept conducted specified research tasks on behalf of VacTex for which Procept received a combination of cash and equity in VacTex based on the number of full-time equivalent employees of Procept engaged in the research, but subject to maximum cash and stock limits. Under a related agreement, Procept had a right to acquire the outstanding stock of VacTex at a specified price. If Procept declined to purchase the VacTex stock, Procept was obligated to issue to VacTex or its shareholders warrants to purchase an aggregate of 14,286 shares of Procept Common Stock at an exercise price of $24.50 per share.

In order to apply resources to the PRO 2000 development program, the Company did not seek to renew the Sponsored Research Agreement with VacTex, which expired on January 8, 1998. The Company continued to provide research services until March 13, 1998 and recorded revenue of $0.1 million for the three month periods ended March 31, 1998 and 1997. Procept's option to acquire VacTex stock expired on December 18, 1997. In April 1998, VacTex stockholders waived Procept's obligation to issue Common Stock warrants to VacTex or its shareholders.

On April 13, 1998, VacTex was acquired by Aquila Biopharmaceuticals, Inc. ("Aquila"). The Company's investment in VacTex of 300,000 shares of common stock was converted to 113,674 shares of Aquila common stock and $128,501 of 7% debentures. As a result, the Company will account for its investment under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as an available for sale security and mark it to market which would result in the recording of an initial unrealized gain of $0.5 million as part of Shareholders' Equity, based on Aquila's common stock closing price on April 13, 1998.

4.   RESTRUCTURING
     -------------

In order to focus its limited resources on PRO 2000, in January 1998 the Company terminated work on most other research programs and underwent a significant downsizing, reducing its staff to 13 people. The amount of termination benefits accrued and charged to restructuring costs in the statement of operations for the three-month period ended March 31, 1998 was $0.2 million. For the three months ended March 31, 1998, the amount of termination benefits paid and charged against the liability as well as the $0.3 million liability established in the fourth quarter of 1997 was $0.2 million.

5.   NEW ACCOUNTING STANDARDS
     ------------------------

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted this statement with no material effect on results from operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Overview
--------

Procept, Inc. ("Procept" or the "Company") believes that steps taken in recent months have resulted in a streamlined biotechnology organization well positioned to (1) focus on the development of PRO 2000 Gel, a promising novel drug for prevention of HIV and other infectious diseases, (2) out-license its early stage immunosuppressive research, and (3) acquire or in-license other high-potential drug development candidates that would benefit from Procept's expertise in various therapeutic areas.

The lead candidate from the Company's AIDS program, PRO 2000 Gel, is a vaginal, topical microbicide providing protection against HIV infection and other sexually transmitted diseases ("STDs"). Preclinical studies have shown that PRO 2000 is a more effective anti-HIV agent that nonoxynol-9, the most commonly used spermicide, and that it is active against other STDs, including herpes simplex type 2 and Chlamydia trachomatis. In addition, Procept completed two Phase I clinical trials to assess the safety and tolerance of PRO 2000 Gel in healthy female volunteers. The trials were done at the Institute of Tropical Medicine in Antwerp, Belgium, and at St. Mary's Hospital in London, England with funding from the MRC (British "Medical Research Council"). Results indicate that PRO 2000 Gel was safe and well tolerated, and that participants found the product aesthetically acceptable.

Procept is currently seeking outlicensing opportunities for its early-stage immunosuppressive research. In 1997, Procept implemented a new research program that focused on an intracellular enzyme ("DHODH") that is known to be critical for the activation of the immune response, thus making it a possible target for intervention in transplantation and autoimmune disease. Procept has made significant progress and achieved a number of important milestones in this program in the past year, including the cloning and expression of the human recombinant enzyme and the identification of lead compounds with potent enzyme inhibitory properties. Initial studies indicate that several lead compounds also possess oral activity in animal models of immunosuppression.

In addition to maintaining PRO 2000's momentum, Procept will proactively seek opportunities to acquire additional novel technologies that address key healthcare needs. The Company is most interested in acquiring technologies that have reached the early stages of human clinical trials, but will be "opportunistic" in its search. Procept's scientific expertise will help quickly evaluate and bring these technologies in-house, advance the clinical development, and then bring the technology to market by partnering with a larger corporation, thereby focusing its resources on development rather than research programs.

Results of Operation
--------------------

Since its inception, the Company has generated no revenues from product sales. The Company is dependent upon research and development collaborations, equity financing and interest on invested funds to provide the working capital required to pursue its intended business activities. The Company has not been profitable since incorporation and has an accumulated deficit of $59.3 million through March 31, 1998. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs required to support these efforts. The Company expects to incur significant additional operating losses over the next several years due to its ongoing development efforts and expanded preclinical and clinical testings. The Company's potential for future profitability is dependent on its ability to effectively in-license and develop pharmaceutical products and obtain regulatory approvals and adequate financing for such products. Future profitability will require that the Company establish agreements for product development, commercialization and sales of its products with corporate sponsors.

Three Months Ended March 31, 1998 and 1997

The Company's total revenues decreased to $0.1 million in the first quarter of 1998 from $0.3 million during the same period of 1997. In the first quarter of 1998, revenues consisted of $0.1 million earned under the Sponsored Research Agreement with VacTex, Inc. (the "VacTex Agreement") and $5,000 in interest earned on invested funds. In 1997, first quarter revenues consisted of $0.1 million earned under the VacTex Agreement, $0.1 million under a grant from the National Cooperative Drug Discovery Group and $0.1 million in interest earned on invested funds.

The Company's total operating expenses decreased to $1.6 million in the first quarter of 1998, from $2.6 million during the same period in 1997. Research and development expenses decreased 57% to $0.8 million in the first quarter of 1998 from $1.9 million in the first quarter of 1997, due primarily to a decrease in personnel in the Company's research and development organization and their related research costs. In order to focus its limited resources on PRO 2000, in January 1998 the Company terminated work on most other research programs and underwent a significant downsizing, reducing its staff to 13 people. The amount of termination benefits accrued and charged to restructuring costs in the statement of operations for the three-month period ended March 31, 1998 was $0.2 million. The amount of termination benefits paid and charged against the liability for the three months ended March 31, 1998 was $0.2 million.

General and administrative expenses decreased 25% to $0.5 million in the first quarter of 1998 from $0.7 million in the first quarter of 1997, reflecting a decrease in administrative personnel as well as continued cost control measures. Interest expense decreased in the first quarter of 1998 as a result of the scheduled completion of most of the Company's lease financing arrangements.

Liquidity and Capital Resources
-------------------------------

At March 31, 1998, the Company's aggregate cash and cash equivalents were $2.1 million, a net increase of $1.6 million since December 31, 1997. The increase in cash is primarily attributable to initial and interim closings of the Company's private placement in January and February 1998, which resulted in net proceeds of $3.0 million, offset by $1.4 million used in operations principally to fund research and development activities.

As part of a unit offering completed in April 1998 (the "1998 Offering"), the Company sold an aggregate of 6,845,000 shares of Common Stock in January and February of 1998 together with five-year warrants to purchase 6,845,000 shares of Common Stock at an exercise price of $0.50 per share. These securities were sold for gross proceeds of $3.4 million. After expenses, the Company received cash of $3.0 million. The purchasers in the 1998 Offering are entitled to certain contractual rights requiring contingent additional issuances of Common Stock to the purchasers, (x) based on the market price on the first anniversary of the final closing date of the 1998 Offering, (y) to protect them against future dilutive sales of securities and (z) as a dividend substitute beginning 18 months after the final closing date of the 1998 Offering. The purchasers also may receive from the Company 140% of the original price in the event of a "liquidation event" as defined in the subscription agreement relating to the 1998 Offering. These contractual rights will terminate after the first anniversary of the final closing if the Common Stock trades at $1.50 per share or greater.

On April 9, 1998, the Company consummated the final closing of the 1998 Offering, selling an additional 12,760,000 shares of Common Stock together with five-year warrants to purchase 12,760,000 shares of Common Stock at an exercise price of $0.50 per share. These securities were sold for gross proceeds of $6.4 million. After expenses, the Company received cash of $5.3 million. Also on April 9, 1998, The Aries Fund and the Aries Domestic Fund, L.P. exchanged an aggregate of 30,060 shares of Series A Convertible Preferred Stock and related warrants for 8,416,800 shares of Common Stock together with five-year warrants to purchase 8,416,800 shares of Common Stock at an exercise price of $0.50 per share.

In order to focus its limited resources on PRO 2000, in January 1998 the Company terminated work on most other research programs and underwent a significant downsizing, reducing its staff to 13 people. This is expected to reduce the Company's cash burn rate to approximately $0.2 million per month by the end of 1998.

The Company expects, based on its planned cash burn rate of $0.2 million per month, that its current funds, the funds raised in the Company's 1998 Offering and interest income will be sufficient to fund Procept's operations through March 2000. Although management continues to pursue additional funding arrangements, no assurance can be given that such financing will be available to the Company. If the Company is unable to enter into an additional corporate collaboration(s) that produce revenue for the Company, or secure additional financing, the Company's financial condition will be adversely affected. If additional funds are raised by issuing equity securities, further dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders.

The Company's expectations regarding its rate of spending and the sufficiency of its cash resources over future periods are forward-looking statements. The rate of spending and sufficiency of such resources will be affected by numerous factors including the rate of planned and unplanned expenditures by the Company and the execution of new collaboration agreements for the Company's research and development programs. Other important factors that may affect achieving the Company's strategic goals and other forward-looking statements are set forth in
Exhibit 99.1 of the Company's 1997 Annual Report on Form 10-K.

The Company's working capital and other cash needs will depend heavily on the success of the Company's clinical trials and the rate of acquisition of new products and technologies. Success in early-stage clinical trials or acquisition of new products and technologies would lead to an increase in working capital requirements. The Company's actual cash requirements may vary materially from those now planned because of the results of research and development, clinical trials, product testing, relationships with strategic partners, acquisition of new products and technologies, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the process of obtaining United States Food and Drug Administration or other regulatory approvals and other factors.

New Accounting Standards
------------------------

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted this statement with no material effect on results from operations.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.
Not applicable.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

As a part of a unit offering (the "1998 Offering"), the Company sold an aggregate of 34.225 units (the "Units"), each Unit consisting of 200,000 shares of Common Stock, $0.01 par value (the "Common Stock"), and warrants to purchase 200,000 shares of Common Stock at an exercise price of $0.50 per share, for $100,000 per Unit, representing aggregate gross proceeds to Procept of $3.4 million in January and February of 1998; after deducting expenses the Company received cash of $3.0 million. The purchasers in the 1998 Offering are entitled to certain contractual rights requiring contingent additional issuances of Common Stock to the purchasers, (x) based on the market price on the first anniversary of the final closing date of the 1998 Offering, (y) to protect them against future dilutive sales of securities and (z) as a dividend substitute beginning 18 months after the final closing date of the 1998 Offering. The purchasers also may receive from the Company 140% of the original purchase price in the event of a "liquidation event" as defined in the subscription agreement relating to the 1998 Offering. These contractual rights will terminate after the first anniversary of the final closing if the Common Stock trades at $1.50 per share or greater.

On April 9, 1998, the Company consummated the final closing of the 1998 Offering, selling an additional 63.8 Units representing aggregate proceeds to the Company of $6.4 million (including $175,000 representing settlement of past liabilities); after deducting expenses the Company received cash of $5.3 million. Paramount Capital, Inc. ("Paramount") acted as placement agent to Procept for the 1998 Offering; Paramount also serves as a financial advisor to the Company. As part of the 1998 Offering, the Company agreed to pay Paramount
(i) a 9% commission of the gross proceeds from the sale of all Units and (ii) a non-accountable expense allowance equal to 4% of the gross proceeds from the sale of all Units. In connection with the Final Closing of the 1998 Offering and such advisory services, the Company sold to Paramount, for $0.001 per option, options to purchase an aggregate of 24.06875 Units at an exercise price of $0.55 per unit.

Also on April 9, 1998, The Aries Fund and the Aries Domestic Fund, L.P. exchanged an aggregate of 30,060 shares of Series A Convertible Preferred Stock, $0.01 par value per share, and warrants to purchase an aggregate of 3,283,132 shares of Procept Common Stock for an aggregate of 42.084 Units (i.e., 8,416,800 shares of Procept Common Stock and warrants to purchase 8,416,800 shares of Procept Common Stock at an exercise price of $0.50 per share).

The Units were offered and sold to "accredited investors," as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The issuance of the Units was made in reliance upon the safe harbor provided by Rule 506 under the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.
                  ---------

                  4.1 Form of Subscription Agreement between Procept and Subscribers of Procept Common Stock listed on Schedule of Subscribers. Filed as Exhibit 4.17 to Procept's Registration Statement on Form S-3, Commission File No. 333-51245, and incorporated herein by reference.

                  4.2 Warrant Agreement dated as of January 27, 1998 by and among the Company, American Stock Transfer & Trust Company and Paramount Capital, Inc. Filed herewith.

                  4.3 Form of Warrant to Purchase Common Stock dated April 9, 1998, including Schedule of Holders. Filed as
                          Exhibit 4.18 to Procept's Registration Statement on Form S-3, Commission File No. 333-51245, and incorporated herein by reference.

                  4.4 Form of Unit Purchase Option. Filed as Exhibit 4.19 to Procept's Registration Statement on Form S-3, Commission File No. 333-51245, and incorporated herein by reference.

                  27.1    Financial Data Schedule. Filed herewith.

         (b)      Reports on Form 8-K.
                  --------------------

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PROCEPT, INC.
                                            (Registrant)




Date:  May 14, 1998                         by:  /s/ John F. Dee
                                                 ---------------
                                                 John F. Dee
                                                 President and CEO
                                                 (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number                    Description
-------                   -----------

4.1 Form of Subscription Agreement between Procept and Subscribers of Procept Common Stock listed on Schedule of Subscribers. Filed as Exhibit 4.17 to Procept's Registration Statement on Form S-3, Commission File No. 333-51245, and incorporated herein by reference.

4.2 Warrant Agreement dated as of January 27, 1998 by and among the Company, American Stock Transfer & Trust Company and Paramount Capital, Inc. Filed herewith.

4.3                       Form of Warrant to Purchase Common Stock dated
                          April 9, 1998, including Schedule of Holders.
                          Filed as Exhibit 4.18 to Procept's Registration Statement on Form S-3, Commission File No. 333-51245, and incorporated herein by reference.

4.4 Form of Unit Purchase Option. Filed as Exhibit 4.19 to Procept's Registration Statement on Form S-3, Commission File No. 333-51245, and incorporated herein by reference.

27.1                      Financial Data Schedule. Filed herewith.