Form 10-Q/A
period 1997-09-30
PROCEPT INC
filed 1998-06-23
CIK 885475

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q/A


_X_      AMENDMENT NO. 1 TO AND RESTATEMENT OF QUARTERLY REPORT PURSUANT TO
         SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


Common Stock, $.01 par value                         1,962,036*

*Or 196,204 as restated for the May 18, 1998 Reverse Stock Split described in
Note 2 to the Financial Statements.


                    This report includes a total of 21 pages

                        Exhibit Index Appears on Page 20

                                  PROCEPT, INC.
                                  -------------

                         FORM 10-Q/A, SEPTEMBER 30, 1997



This Form 10-Q/A constitutes Amendment No. 1 to and Restatement of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. This Form 10-Q/A amends and restates Item 1 of Part I and Items 2 and 6 of
Part II and restates the remainder of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997. As indicated in Note 2 to the Financial Statements, Shareholders' Equity has been restated to give retroactive effect to the one-for-ten reverse stock split of the Company's Common Stock effected on June 1, 1998.

                                  PROCEPT, INC.

                                      INDEX
                                      -----

                                                                                        Page No.
                                                                                        --------
PART I - FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Balance Sheets                                                           4

                           September 30, 1997 and December 31, 1996

                    Statements of Operations                                                 5

                           Three months and nine months ended
                           September 30, 1997 and 1996

                    Statements of Cash Flows                                                 6

                           Nine Months ended September 30, 1997 and 1996

                    Notes to Financial Statements                                            7

         Item 2.    Management's Discussion and Analysis of Financial                       13
                    Condition and Results of Operations



PART II - OTHER INFORMATION

         Item 1.    Legal Proceedings                                                       15

         Item 2.    Changes In Securities                                                   16

         Item 4.    Submission of Matters to a Vote of Security Holders                     17

         Item 6.    Exhibits and Reports on Form 8-K                                        17



SIGNATURES                                                                                  19



EXHIBIT INDEX                                                                               20

PART I.   FINANCIAL INFORMATION

Item 1.       Financial Statements:

                                  PROCEPT, INC.
                                 BALANCE SHEETS
                                 --------------

                                                                  September 30, 1997           December 31, 1996

                                     ASSETS
Current assets:
     Cash and cash equivalents                                            $2,419,333                $1,962,229
     Marketable securities                                                        --                 4,001,625
     Accounts receivable                                                      81,250                   172,812
     Prepaid expenses and other current assets                               113,634                   111,237
                                                                         -----------               -----------
         Total current assets                                              2,614,217                 6,247,903

Property and equipment, net                                                1,138,731                 1,863,200
Restricted investment                                                             --                   469,000
Deposits                                                                     250,615                   135,975
Other assets                                                                 311,806                   201,188
                                                                         -----------               -----------

TOTAL ASSETS                                                              $4,315,369                $8,917,266
                                                                          ==========                ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $726,898                  $773,501
     Accrued compensation                                                    166,386                   122,712
     Accrued contract research costs                                         447,216                   438,513
     Other current liabilities                                                92,518                   196,610
     Current portion of capital lease obligations                            136,332                   614,063
                                                                         -----------               -----------
         Total current liabilities                                         1,569,350                 2,145,399

Capital lease obligations, less current portion                                   --                    20,231
Other noncurrent liabilities                                                 367,375                   435,529
Commitments and contingencies
Stockholders' equity (Note 2):
     Preferred stock, par value $.01 per share; 30,061 shares
       authorized, 30,060 shares issued and outstanding at
       September 30, 1997 (Liquidation Preference; $4,208,400
       at September 30, 1997)                                                    301                        --
     Common stock, par value $.01 per share; 30,000,000
       shares authorized at September 30, 1997 and December
       31,1996; 196,204 and 195,434 shares issued and
       outstanding at September 30, 1997 and December
       31, 1996, respectively                                                  1,962                     1,954
     Additional paid-in capital                                           62,242,741                55,095,433
     Cumulative dividends on preferred stock                             (4,217,388)                        --
     Receivable from sale of stock                                          (73,242)                  (73,242)
     Accumulated deficit                                                (55,575,730)              (48,703,200)
     Unrealized (loss) on securities available for sale                           --                   (4,838)
                                                                       -------------              ------------
         Total stockholders' equity                                        2,378,644                 6,316,107
                                                                       -------------              ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $4,315,369                $8,917,266
                                                                          ==========                ==========


               The accompanying notes are an integral part of the
                             financial statements.

                                  PROCEPT, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------




                                                   Three Months Ended               Nine Months Ended
                                                       September 30,                   September 30,
                                               1997 (restated)       1996         1997 (restated)    1996
                                               ---------------       ----         ---------------    ----
Revenues:
     Research and development revenue
         under collaborative arrangements               $--         $425,000              $--      $1,275,000
     Research and development revenue
         under collaborative arrangements
         with related party                         118,750          202,187          389,062         352,187
     Revenue from grant                                  --               --           55,811              --
     Interest income                                 23,493          160,611          124,414         307,747
                                             --------------    -------------    -------------    ------------

     Total revenues                                $142,243         $787,798         $569,287      $1,934,934
                                             --------------    -------------    -------------     -----------


Costs and expenses:
     Research and development                     1,287,328        2,279,974        5,165,693       7,751,247
     General and administrative                     592,005          689,583        2,017,028       2,310,227
     Restructuring charges                          220,555          273,324          220,555         273,324
     Interest expense                                10,940           38,973           38,541         102,012
                                             --------------    -------------    -------------    ------------

Total costs and expenses                          2,110,828        3,281,854        7,441,817      10,436,810
                                             --------------    -------------    -------------    ------------


Net loss                                         (1,968,585)      (2,494,056)      (6,872,530)     (8,501,876)

Less: dividends on preferred stock               (4,217,388)              --       (4,217,388)             --
                                             --------------    -------------    -------------    ------------

Net loss available to common shareholders       $(6,185,973)     $(2,494,056)    $(11,089,918)    $(8,501,876)
                                               ============     ============    =============    ============

Net loss per common share                       $    (25.23)     $    (12.88)    $     (52.12)   $     (55.01)
                                               ============     ============    ==============   =============

Weighted average number of common
     shares outstanding                             245,227          193,679           212,780         154,562
                                             ==============     ============    ==============    ============









               The accompanying notes are an integral part of the
                             financial statements.

                                  PROCEPT, INC.

                            STATEMENTS OF CASH FLOWS



                                                                             Nine Months Ended September 30,
                                                                             ------------------------------
                                                                               1997                     1996
                                                                               ----                     ----

Cash flows from operating activities:
         Net loss                                                       $(6,872,530)             $(8,501,876)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                      774,683                  924,426
         Non-cash related party revenue                                    (112,500)                (112,500)
         Gain on sale of marketable securities                                   --                   (1,359)
     Changes in operating assets and liabilities:
              Accounts receivable                                            91,562                 (158,687)
              Prepaid expense and other current assets                       (2,397)                   7,452
              Deposits                                                     (114,640)                 (52,300)
              Other assets                                                    1,882                    2,945
              Accounts payable                                              (46,603)                (481,464)
              Accrued compensation                                           43,674                  124,853
              Accrued contract research                                       8,703                  (23,075)
              Other current liabilities                                    (104,092)                (183,139)
              Other noncurrent liabilities                                  (68,154)                  30,429
              Deferred revenue                                                   --               (1,275,000)
                                                                      -------------              -----------
                  Net cash used in operating activities                  (6,400,412)              (9,699,295)
                                                                      -------------             ------------

Cash flows from investing activities:
     Capital expenditures                                                   (50,214)                (101,510)
     Proceeds from maturity of marketable securities                      4,006,463                1,000,000
     Proceeds from sale of marketable securities                                 --                2,004,070
     Purchase of marketable securities                                           --               (6,989,032)
     Decrease in restricted investments                                     469,000                   53,000
                                                                      -------------              -----------
                  Net cash provided by (used in) investing activities     4,425,249               (4,033,472)
                                                                      -------------             ------------

Cash flows from financing activities:
     Principal payments on capital lease obligations                       (497,962)                (707,615)
     Proceeds from issuance of common stock                                     410                4,982,941
     Proceeds from Private Placement of stock                             3,005,999               11,028,289
     Expenses from Private Placement securities                            (131,381)                       --
     Deferred financing charges                                                  --                  152,773
     Proceeds from employee stock purchase plan                              55,201                   96,764
     Proceeds from sale of common stock warrants                                 --                      220
                                                                      -------------              -----------
                  Net cash provided by
                      financing activities                                2,432,267               15,553,372
                                                                      -------------               ----------

Net change in cash and cash equivalents                                     457,104                1,820,605
Cash and cash equivalents at beginning of period                          1,962,229                  565,521
                                                                      -------------              -----------
Cash and cash equivalents at end of period                               $2,419,333               $2,386,126
                                                                      =============            =============

Supplemental disclosures of cash flow information:
Interest paid                                                               $25,896                 $110,225
                                                                      =============             ============

Supplemental disclosure of non-cash transactions:
Dividends on preferred stock                                             $4,217,388             $         --
                                                                      =============             ============


               The accompanying notes are an integral part of the
                             financial statements.

                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

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


Restatement of Financial Statements
-----------------------------------
The Company restated its financial statements for the three and nine month periods ended September 30, 1997 to include the effects of recording non-cash dividends to the preferred stockholders totaling $4,217,388 not previously recorded in the financial statements for the three and nine month periods ended September 30, 1997. The preferred stock dividends had the effect of increasing net loss available to common shareholders by $4,217,388 and increasing net loss per share by $17.20 from $(8.03) to $(25.23) for the three months ended September 30, 1997, and by

                         NOTES TO FINANCIAL STATEMENTS



$19.82 from $(32.30) to $(52.12) for the nine months ended September 30, 1997 after giving effect to the one-for-ten reverse stock split.


2.   STOCKHOLDERS' EQUITY


On May 18, 1998, Procept's shareholders approved a one-for-ten reverse split of the Company's Common Stock (the "May 18, 1998 Reverse Stock Split"). The May 18, 1998 Reverse Stock Split was effected on June 1, 1998. Shareholders' equity has been restated to give retroactive application to the May 18, 1998 Reverse Stock Split in prior periods by reclassifying from Common Stock to additional paid in capital the par value of the eliminated shares arising from the May 18, 1998 Reverse Stock Split. In addition, all references in the financial statements to number of shares, per share amounts, and stock warrant data of the Company's Common Stock have been restated.


On September 29, 1997, the Procept's stockholders approved a one-for-seven reverse split of the Company's Common Stock (the "Reverse Stock Split"). The Reverse Stock Split was effected on October 14, 1997. Stockholders' equity has been restated to give retroactive application to the Reverse Stock Split in prior periods by reclassifying from Common Stock to additional paid in capital the par value of the eliminated shares arising from the Reverse Stock Split. In addition, all references in the financial statements to number of shares, per share amounts, and stock warrant data of the Company's Common Stock have been restated.


On June 30, 1997, The Aries Fund and The Aries Domestic Fund L.P. (collectively the "Aries Funds") made a direct investment of $3.0 million into the Company. The Company received proceeds of $2.8 million for the issuance of 85,334 shares of Common Stock (the "Common Shares"). The Common Shares contained certain contractual obligations including, but not limited to, the right to convert the Common Shares into preferred stock (the "Preferred Stock") upon Procept shareholder approval of such Preferred Stock. The Company also received from Aries an additional $0.2 million for the issuance of two convertible promissory notes. The notes accrued interest at a rate of 12% per year and were due on or before September 30, 1997. In addition to the Common Shares, the Aries Funds received (i) Class A Warrants exercisable for an aggregate of 39,182 shares of Procept Common Stock at an initial exercise price of $0.70 and (ii) Class B Warrants exercisable for an aggregate of 108,603 shares of Procept Common Stock at an initial exercise price of $32.80. The Company did not separately value the Class A and Class B Warrants from the Preferred Stock since the resulting accounting treatment for both securities is to record their value

                         NOTES TO FINANCIAL STATEMENTS


in Additional Paid In Capital within the equity section of the balance sheet. Additionally, since the Preferred Stock and the Class A and Class B Warrants are not redeemable, no accretion is required. All of the Class A Warrants and the Class B Warrants contemplated that such warrants would be converted on September 30, 1997 into "New Warrants" having the same aggregate exercise price as the Class A and Class B Warrants converted, but with a per share exercise price equal to the lesser of (i) $20.30 or (ii) 50% of the trading price (determined per a formula) at September 30, 1997. The Class A and Class B Warrants further provided that the exercise price of the New Warrants would be adjusted at the time of the Company's next equity financing to ensure that the exercise price of the New Warrants was at least 50% of the pricing in such future equity financing. The Class A and Class B Warrants were converted to New Warrants for 328,314 shares of Procept Common Stock having a per share exercise price of $10.90. In a negotiated transaction with the Aries Funds, the New Warrants were exchanged in April 1998 for Class C Warrants for an aggregate of 814,680 shares of Procept Common Stock having an exercise price of $5.00 per share.

At an adjourned session of the Company's 1997 annual meeting held on July 15, 1997, its shareholders approved an amendment and restatement of the Company's Restated Certificate of Incorporation which authorized 1,000,000 shares of preferred stock. On August 1, 1997, the Board of Directors established a series of 30,061 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"). Upon the establishment of this Series A Preferred Stock, the purchasers of the securities issued in the June 1997 direct investment exercised the right to convert their Common Shares to shares of Series A Preferred Stock. On August 22, 1997, the Aries Funds converted the 85,334 Common Shares into 28,000 shares of Series A Preferred Stock. On September 30, 1997, the Aries Funds converted the convertible promissory notes and the corresponding accrued interest into 2,060 shares of Series A Preferred Stock.

The Series A Preferred Stock was initially convertible into Common Stock at a conversion price equal to $32.80. The terms of the Series A Preferred Stock provided that the conversion price would adjust on September 30, 1997 (or earlier, if certain events occurred) to a new conversion price equal to the lesser of (i) $20.30 or (ii) 50% of the trading price (determined per a formula) at September 30, 1997. On September 30, 1997, the conversion price of the Series A Preferred Stock adjusted to $10.90. In connection with this adjustment, the Company recorded a preferred stock

                         NOTES TO FINANCIAL STATEMENTS


dividend in the amount of $4,217,388 which reflects the intrinsic value of the beneficial conversion feature based upon the difference between the $26.25 per share fair market value of the Company's Common Stock on the date of issuance and the $10.90 per share adjusted conversion price of the Series A Preferred Stock. Additionally, since the Series A Preferred Stock is not redeemable, no accretion is required. As of September 30, 1997, the conversion price of the Series A Preferred Stock was $10.90, but remains subject to further conversion rate adjustments based on future events. At September 30, 1997, the Series A Preferred Stock was convertible into 274,748 shares of Common Stock. After the September 30, 1997 conversion price adjustment, the terms of the Series A Preferred Stock provided for further reduction of the conversion price of the Series A Preferred Stock (i) on June 30, 1998 to ensure that the market price at that time was at least 140% of the conversion price, (ii) if equity securities were issued in the future with a pricing reset feature, on the reset date of such future equity securities (if such a reset date occurred on or prior to June 30, 1999), so that the conversion price of the Series A Preferred Stock was reduced proportionately to the price reduction in the future equity securities,
(iii) if no reset date for future equity securities occurred by June 30, 1999, to ensure that the market price at that time was at least 200% of the conversion price, and (iv) on future issuances of equity securities at a price below the then effective conversion price or the then market price, to a price determined by a weighted average formula reflecting such dilutive issuance. Other significant features of the Series A Preferred Stock include (1) a per share cumulative annual dividend, payable in cash or in kind, of 10% of the sum of $140 per share plus accrued but unpaid dividends, (ii) the right to participate in most subsequent dividend distributions to Common Stock, (iii) the right to vote the Series A Preferred Stock on an as converted to Common Stock basis reflecting the then effective conversion price, and (iv) the right to a liquidation preference of $140 per share plus accrued but unpaid dividends.

Furthermore, on September 30, 1997 in accordance with the original terms of the Class A and Class B Warrants issued in the June 1997 private placement, such warrants were exchanged for 328,314 "New Warrants" at an exercise price of $10.90 per share. The $10.90 exercise price of the New Warrants was determined based on a formula set forth in the Class A Warrants and Class B Warrants. The formula provided that the exercise price of the New Warrants would equal the lesser of (i) $20.30 or (ii) 50% of the trading price (determined per a formula) at September 30, 1997. The formula trading price at September 30, 1997 was $21.80, and the exercise price was fixed at $10.90. The Company incurred costs in the amount of $0.1 million related to the June 1997 private placement and the subsequent conversion events which were charged to additional paid-in capital.

                         NOTES TO FINANCIAL STATEMENTS

3.   RESEARCH COLLABORATIONS

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

                         NOTES TO FINANCIAL STATEMENTS

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

The Company believes that its current funds, in conjunction with the net proceeds from its June 1997 Private Placement and interest income will be sufficient to fund Procept's financial needs for the remainder of 1997. Additional financing will be required in order to fund the Company's operations through 1998. Although management continues to pursue additional funding arrangements, no assurance can be given that such financing will be available to the Company. If the Company is unable to enter into an additional corporate collaborations that produce revenue for the Company, or secure additional financing, the Company's financial condition will be materially adversely affected.

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

Item 2.  Changes in Securities


The share and exercise price values with respect to Procept securities in paragraph (a) of this amended and restated Item 2 have been adjusted to reflect the one-for-ten reverse split of the Company's Common Stock effected on June 1, 1998.


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


In addition, on September 30, 1997, outstanding warrants for an aggregate of 147,785 shares of the Company's Common Stock held by the Aries Funds converted, in accordance with their terms, to "New" warrants (the "New Warrants") exercisable for an aggregate of 328,314 shares of the Company's Common Stock at an exercise price of $10.90, subject to future adjustments.


The issuance of the shares of Series A Preferred and New Warrants were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering. The Company has reason to believe that the Aries Funds were familiar with or had access to information concerning the operations and financial condition of the Company, and that the Aries Funds were acquiring the securities for investment and not with a view to the distribution thereof. No underwriter was engaged in connection with the foregoing issuances of securities

(b) Reverse Stock Split. At a special meeting of shareholders held on September 29, 1997, the Company's stockholders approved an amendment of the Company's Restated Certificate of Incorporation that authorized a one-for-seven reverse stock split. The split was effected on October 14, 1997.

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

                  10.2 Executive Severance and Indemnification Agreement between the Company and Michael J. Higgins dated as of June 25, 1997. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.
                  10.3    Form of Indemnification Agreement. Filed as Exhibit
                          10.3 to the Company's Form 10-Q for the quarter ended September 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

                  27      Financial Data Schedule.  Filed herewith.

         (b)      Reports on Form 8-K.
                  --------------------
                          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PROCEPT, INC.
                                  (Registrant)





Date:   June 23, 1998             by: /s/ John F. Dee
                                      ------------------------------------------

                                       John F. Dee
                                       President and Chief Executive Officer
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number            Description
-------           ------------


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


10.3 Form of Indemnification Agreement. Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.



27       Financial Data Schedule. Filed herewith.