Form 10-K405/A
period 1997-12-31
PROCEPT INC
filed 1998-06-23
CIK 885475

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K/A

 X   AMENDMENT NO. 1 TO AND RESTATEMENT OF ANNUAL REPORT PURSUANT TO SECTION 13
--   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


The number of shares of the registrant's common stock outstanding as of March 25, 1998 was 8,807,435 (or 880,744 as restated for the May 18, 1998 Reverse Stock Split as described in Note E to the Financial Statements).


                      Documents incorporated by reference:
             Portions of the Definitive Proxy Statement to be filed
           with the Securities and Exchange Commission relative to the
              1998 Annual Meeting of Shareholders are incorporated
                   by reference into Part III of this report.

                                  PROCEPT, INC.
                         FORM 10-K/A, DECEMBER 31, 1997


This Form 10-K/A constitutes Amendment No. 1 to and Restatement of the registrant's Annual Report on Form 10-K for the year ended December 31, 1997. This Form 10-K/A amends and restates Items 5, 6, 7, 8, 10 and 14 and restates the remainder of the registrant's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Commission on March 31, 1998. As indicated in Note E to the Financial Statements, Shareholders' Equity has been restated to give retroactive effect to the one-for-ten reverse stock split of the Company's Common Stock effected on June 1, 1998.



                                     PART I
                                     ------


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

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


The dollar values in this amended and restated Item 5 have been adjusted to reflect the one-for-ten reverse split of the Company's Common Stock effected on June 1, 1998.


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


                                 High           Low
                                 ----           ---
          1997
          Fourth Quarter       $31.25        $10.00
          Third Quarter        $41.58        $21.91
          Second Quarter       $67.83        $32.83
          First Quarter       $135.66        $56.91

          1996
          Fourth Quarter       $98.42        $72.17
          Third Quarter       $166.25        $91.91
          Second Quarter      $236.25       $126.91
          First Quarter       $227.50       $152.04



As of March 25, 1998 there were 298 holders of record. On March 25, 1998 the closing price reported on the Nasdaq National Market for the Common Stock was $10.00.


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



                                              SELECTED FINANCIAL DATA

                                              YEARS ENDED DECEMBER 31,

                                   1997 (restated)      1996             1995              1994           1993
                                   ---------------      ----             ----              ----           ----
                                                           (in thousands, except share data)

Statement of Operations Data:
Revenues                                $781          $2,278           $4,647            $7,571         $5,798
                                        ----         -------           ------           -------       --------
Costs and expenses:
     Research and development          6,619           9,925           12,406            11,559          7,957
     General and administrative        2,715           3,176            3,723             3,805          2,532
     Restructuring charges               460             273               --                --             --
     Interest                             40             139              230               171            130
                                       -----         -------           ------           -------       --------

     Total costs and expenses          9,834          13,513           16,359            15,535         10,619
                                       -----         -------           ------           -------       --------

Net loss                              (9,053)        (11,236)         (11,712)           (7,964)        (4,821)
Accretion of discount on
  preferred stock                         --              --               --               (20)          (160)

Less: dividends on preferred stock    (4,217)             --               --                --             --
                                      ------         -------         --------           -------       --------
Net loss available to
   common shareholders              $(13,270)       $(11,236)        $(11,712)          $(7,984)       $(4,981)
                                    ========        ========         =========          =======       =========

Basic and diluted loss per share     $(63.68)        $(68.16)        $(127.65)          $(98.24)      $(847.54)
                                    ========        ========         ========           =======       ========

Weighted average number of
  common shares outstanding          208,371         164,836           91,752            81,271          5,877
                                     =======         =======         ========           =======       ========




                                                                       AS OF DECEMBER 31,
                                                                       ------------------

                                               1997         1996              1995           1994        1993
                                               ----         ----              ----           ----        ----
                                                                      (in thousands)

Balance Sheet Data:
Cash and cash equivalents                      $535       $1,962             $565            $7,450         $2,862
Marketable securities                            --        4,002            2,006             9,393             --
Total assets                                  2,168        8,917            6,397            19,704          5,777
Capital lease obligations net of current
  portion and other non-current liabilities     355          456              907               860            858
Redeemable convertible
    preferred stock                              --           --               --                --         21,039
Total shareholders' equity (deficit)            260        6,316            1,439            12,851        (17,792)
Common stock dividends                           --           --               --                --             --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS


Since its inception, the Company has generated no revenues from product sales. The Company is dependent upon research and development collaborations, equity financing and interest on invested funds to provide the working capital required to pursue its intended business activities. The Company has not been profitable since incorporation and has an accumulated deficit of $57.8 million through December 31, 1997. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs required to support those efforts. The Company expects to incur significant additional operating losses over the next several years due to its ongoing development efforts and expanded preclinical and clinical testings. The Company's potential for future profitability is dependent on its ability to effectively license-in and develop pharmaceutical products and obtain regulatory approvals and adequate financing for such products. Future profitability will require that the Company establish agreements for product development, commercialization and sales of its products with corporate sponsors.


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


The Company's 1997 total operating expenses decreased to $9.8 million from $13.5 million in 1996, principally as a continuing result of a decrease in personnel in the Company's research and development organization and their related research costs. General and administrative expenses decreased 18% to $2.7 million in 1997 from $3.2 million in 1996 as a result of a $0.1 million savings from a decrease in administrative personnel as well as a savings of $0.4 million from cost control measures. In 1997, the Company restructured its operations resulting in an expense charge of $0.5 million consisting of salary and benefit costs relating to the restructuring. Interest expense decreased 71% to $40,000 in 1997 from $0.1 million in 1996 as a result of the scheduled completion of many of the Company's lease financing arrangements.


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


For the year ended December 31, 1997, the Company's decrease in cash of $1.4 million is primarily attributable to $8.1 million used in operations and $0.6 million applied to principal payments on capital leases, offset by an equity financing of $2.7 million and cash provided by investing activities of $4.4 million.


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


As disclosed in Note A to the financial statements, the Company restated its financial statements for the year ended December 31, 1997.



                                         Coopers & Lybrand L.L.P.

Boston, Massachusetts

June 15, 1998

                                                   PROCEPT, INC.

                                                  BALANCE SHEETS
                                                 ----------------

                                                                           December 31
                                                                           -----------
ASSETS                                                             1997                   1996
                                                                   ----                   ----
Current assets:
    Cash and cash equivalents                                   $535,242              $1,962,229
    Accounts receivable (Note F)                                  81,951                 172,812
    Marketable securities (Note C)                                    --               4,001,625
    Prepaid expenses and other current assets                     50,111                 111,237
                                                              ----------              ----------
       Total current assets                                      667,304               6,247,903

Property and equipment, net (Notes D and I)                      889,258               1,863,200
Restricted investment (Notes I and J)                                 --                 469,000
Deferred financing charges (Note E)                               54,424                      --
Deposits (Note I)                                                250,615                 135,975
Investment in VacTex (Note F)                                    300,000                 150,000
Other assets                                                       6,411                  51,188
                                                              ----------              ----------
       Total assets                                           $2,168,012              $8,917,266
                                                              ==========              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                          $1,069,952                $773,501
    Accrued compensation                                         320,463                 122,712
    Accrued contract research costs (Note I)                          --                 438,513
    Other current liabilities                                    142,680                 196,610
    Current portion of capital lease obligations  (Note I)        20,231                 614,063
                                                             -----------             -----------
       Total current liabilities                               1,553,326               2,145,399

Capital lease obligations, less current portion (Note I)              --                  20,231
Deferred rent (Note I)                                           257,827                 285,529
Other noncurrent liabilities                                      96,875                 150,000

Commitments and contingencies (Notes F and I)

Shareholders' equity (Note E):
    Preferred stock, par value $.01 per share; 1,000,000
       shares authorized
       Series A 30,061 shares designated; 30,060 shares
       issued and outstanding at December 31, 1997
       (Liquidation preference; $4,208,400 at Dec. 31, 1997)         301                      --
    Common stock, $.01 par value; 30,000,000 shares authorized at December 31, 1997 and 1996; 196,204 and 195,434
       shares issued at December 31, 1997 and 1996,
       respectively                                                1,962                   1,954
    Additional paid-in capital                                62,242,741              55,095,433
    Cumulative dividends on preferred stock (Note E)          (4,217,388)                     --
    Receivable from sale of stock                                     --                 (73,242)
    Accumulated deficit                                      (57,755,775)            (48,703,200)
    Unrealized loss on securities available for sale (Note C)         --                  (4,838)
    Treasury stock, at cost; 1,186 and 0 shares at
       December 31, 1997 and 1996, respectively                  (11,857)                     --
                                                              ----------             -----------
       Total shareholders' equity                                259,984               6,316,107
                                                              ----------             -----------
       Total liabilities and shareholders' equity             $2,168,012              $8,917,266
                                                              ==========             ===========


                   The accompanying notes are an integral part
                          of the financial statements.

                                                   PROCEPT, INC.

                                             STATEMENTS OF OPERATIONS
                                                  --------------


                                                               for the years ended December 31,
                                                               --------------------------------
                                                  1997 (restated)           1996                1995
                                                  ---------------           ----                ----

Revenues:
   Research and development revenue
     under collaborative agreements
     (Note F)                                             $--          $1,275,000          $3,925,000
   Research and development revenue
     under collaborative agreements
     from related party (Note F)                      519,552             562,500              28,645
   Revenue from grant (Note F)                        113,854                   --            105,264
   Interest income                                    147,766             440,075             587,964
                                                      -------              -------             ------

         Total revenues                               781,172           2,277,575           4,646,873
                                                      -------            ---------           --------

Costs and expenses:
   Research and development
     (Notes F and I)                                6,618,836           9,925,315          12,406,290
   General and administrative                       2,714,678           3,176,136           3,723,014
   Restructuring charges (Note A)                     459,969             273,324                  --
   Interest expense                                    40,264             138,560             229,856
                                                       ------             -------             -------

         Total costs and expenses                   9,833,747          13,513,335          16,359,160
                                                    ---------          ----------          ----------

Net loss                                           (9,052,575)        (11,235,760)        (11,712,287)
Less:  dividends on preferred stock (Note E)       (4,217,388)                   --                --
                                                 ------------        -------------       ------------
Net loss available to common shareholders        $(13,269,963)       $(11,235,760)       $(11,712,287)
                                                 ============        =============       ============

Basic and diluted net loss per common share           $(63.68)            $(68.16)           $(127.65)
                                                     ========             ========           ========

Weighted average number of common
   shares - basic and diluted                         208,371             164,836              91,752
                                                      =======             =======              ======



                   The accompanying notes are an integral part
                          of the financial statements.

                                  Procept, Inc.
                       Statements of Shareholders' Equity
              For the Years Ended December 31, 1997, 1996 and 1995

                                                       Common Stock       Preferred Stock Series A    Additional      Receivable
                                                       ------------       ------------------------      Paid-in          From
                                                  Shares      Par Value      Shares     Par Value      Capital       Sale of Stock
                                                  ------      ---------      ------     ---------      -------       -------------

Balance at December 31, 1994                      90,794          $908                               $38,747,032         $(25,022)
     Employee stock purchase plan                  1,042            10                                   131,721               --
     Exercise of stock options                       607             6                                    58,938          (23,092)
     Issuance of stock in payment of bonus            49             1                                     8,499               --
     Unrealized gain on securities for sale           --            --                                        --               --
     Collection on receivable from sale of stock      --            --                                        --            6,007
     Exercise of common stock warrants                23            --                                        --               --
     Issuance of common stock warrants                --            --                                       300               --
     Net loss                                         --            --                                        --               --
                                              ----------    ----------                              ------------      -----------


Balance at December 31, 1995                      92,515           925                                38,946,490          (42,107)
     Employee stock purchase plan                    857             8                                    96,758               --
     Issuance from secondary offering             33,571           336                                 5,263,162               --
     Issuance from private placement              67,690           677                                11,578,403               --
     Payment of costs of financings                   --            --                                 (855,673)               --
     Exercise of stock options                       801             8                                    66,073          (50,150)
     Unrealized loss on securities for sale           --            --                                        --               --
     Collection on recivable from sale of stock       --            --                                        --           19,015
     Issuance of common stock warrants                --            --                                       220               --
     Net loss                                         --            --                                        --               --
                                              ----------    ----------                              ------------      -----------

Balance at December 31, 1996                     195,434         1,954                                55,095,433          (73,242)
     Employee stock purchase plan                    764             8                                    55,192               --
     Exercise of stock options                         6            --                                       410               --
     Issuance from private placement              85,333           853                                 2,799,147               --
     Payment of private placement costs               --            --                                 (131,382)               --
     Conversion of note payable and
       common stock to preferred stock          (85,333)         (853)        30,060       $301          206,553               --
     Cancellation of notes receivable                 --            --            --         --               --           73,242
     Dividends on preferred stock                     --            --            --         --        4,217,388               --
      Maturity of marketable securites                 --            --                                        --               --
     Net loss                                         --            --            --         --               --               --
                                             -----------       -------       -------       ----    -------------       ----------


Balance at December 31, 1997                     196,204        $1,962        30,060       $301      $62,242,741               --
                                                 =======        ======        ======       ====      ===========       ==========


                                                                       Procept, Inc.
                                                           Statements of Shareholders' Equity
                                                For the Years Ended December 31, 1997, 1996 and 1995

                                                      Cumulative                      Gain (Loss)
                                                      Dividends                      on Securities                    Total
                                                    on Preferred     Accumulated       Available     Treasury     Shareholders'
                                                        Stock           Deficit        For Sale       Stock            Equity
                                                        -----           -------        --------       -----            ------

Balance at December 31, 1994                                        $(25,755,153)      $(116,356)                 $12,851,409
     Employee stock purchase plan                                             --              --                      131,731
     Exercise of stock options                                                --              --                       35,852
     Issuance of stock in payment of bonus                                    --              --                        8,500
     Unrealized gain on securities for sale                                   --         117,444                      117,444
     Collection on receivable from sale of stock                              --              --                        6,007
     Exercise of common stock warrants                                        --              --                           --
     Issuance of common stock warrants                                        --              --                          300
     Net loss                                                        (11,712,287)             --                  (11,712,287)
                                                                     ------------   ------------                 ------------


Balance at December 31, 1995                                         (37,467,440)          1,088                    1,438,956
     Employee stock purchase plan                                             --              --                       96,766
     Issuance from secondary offering                                         --              --                    5,263,498
     Issuance from private placement                                          --              --                   11,579,080
     Payment of costs of financings                                           --              --                     (855,673)
     Exercise of stock options                                                --              --                       15,931
     Unrealized loss on securities for sale                                   --          (5,926)                      (5,926)
     Collection on recivable from sale of stock                               --              --                       19,015
     Issuance of common stock warrants                                        --              --                          220
     Net loss                                                        (11,235,760)             --                  (11,235,760)
                                                                     ------------   ------------                 ------------

Balance at December 31, 1996                                         (48,703,200)         (4,838)                   6,316,107
     Employee stock purchase plan                                             --              --                       55,200
     Exercise of stock options                                                --              --                          410
     Issuance from private placement                                          --              --                    2,800,000
     Payment of private placement costs                                       --              --                     (131,382)
     Conversion of note payable and
       common stock to preferred stock                                        --              --                      206,001
     Cancellation of notes receivable                                         --              --    $(11,857)          61,385
     Dividends on preferred stock                   $(4,217,388)              --              --           --              --
     Maturity of marketable securites                                         --           4,838                        4,838
     Net loss                                                --       (9,052,575)             --                   (9,052,575)
                                                    ------------      -----------    -----------  -----------     -----------
Balance at December 31, 1997                        $(4,217,388)    $(57,755,775)   $         --    $(11,857)        $259,984
                                                    ===========     =============   ============    =========        ========


                                                   PROCEPT, INC.

                                             STATEMENTS OF CASH FLOWS
                                                   -------------

                                                                              for the years ended December 31,
                                                                              --------------------------------
                                                                       1997                1996             1995
                                                                       ----                ----             ----
Cash flows from operating activities:
   Net loss                                                      $(9,052,575)       $(11,235,760)     $(11,712,287)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                                 1,057,952           1,234,448           982,637
     Non-cash related party revenue                                 (150,000)           (150,000)               --
     Compensation expense associated with cancellation
       of notes receivable                                           112,789                  --                --
     Gain on sale of equipment                                       (40,895)                 --                --
     Loss on sale/leaseback of equipment                                  --                  --             3,270
     Gain on sale of marketable securities                                --              (1,359)               --
   Changes in operating assets and liabilities:
     Accounts receivable                                              90,861            (163,868)           (8,944)
     Prepaid expenses and other current assets                        61,126              36,274             8,512
     Deposits                                                       (114,640)             10,000                --
     Other assets                                                     (6,627)            (18,243)           (8,923)
     Accounts payable                                                296,451            (115,199)         (689,365)
     Accrued compensation                                            197,751             (71,403)            1,005
     Accrued contract research                                      (438,513)             21,160            71,606
     Other current liabilities                                       (53,930)            (54,210)           79,061
     Deferred revenue                                                     --          (1,275,000)       (1,725,000)
     Deferred rent                                                   (27,702)             12,390                --
     Other noncurrent liabilities                                    (53,125)            150,000            63,893
                                                                ------------        ------------      ------------

         Net cash used in operating activities                    (8,121,077)        (11,620,770)      (12,934,535)
                                                                  ----------        ------------      ------------

Cash flows from investing activities:
     Capital expenditures                                            (84,010)           (297,888)         (533,855)
     Proceeds from sale of equipment                                  40,895                  --                --
     Proceeds from sale/leaseback of equipment                            --                  --           116,784
     Proceeds from sale of marketable securities                          --           2,004,070         5,485,252
     Proceeds from maturity of marketable securities               4,006,463           3,000,000         2,000,000
     Purchase of marketable securities                                    --          (6,989,032)               --
     (Increase) decrease in restricted investment                    469,000              53,000           (85,000)
                                                                     -------              ------          --------

         Net cash provided by (used in) investing activities       4,432,348          (2,229,850)        6,983,181
                                                                   ---------        ------------         ---------

Cash flows from financing activities:
     Proceeds from issuance of common stock                               --           5,282,514                --
     Payment of IPO and common stock financing costs                      --            (855,673)               --
     Proceeds from exercise of common stock options                      410              15,931            41,859
     Proceeds from employee stock purchase plan                       55,200              96,766           131,731
     Proceeds from issuance of warrants                                   --                 220               300
     Proceeds from private placement of stock                      2,800,000          11,579,080                --
     Expenses from private placement securities                     (131,382)                 --                --
     Payment on note payable                                              --            (115,851)               --
     Proceeds from note payable                                      206,001                  --           115,851
     Deferred financing charges                                      (54,424)            152,773          (152,773)
     Principal payments on capital lease obligations                (614,063)           (908,432)       (1,069,839)
                                                                   ---------            --------        ----------

         Net cash provided by (used in) financing activities       2,261,742          15,247,328          (932,871)
                                                                   ---------        ------------        ----------

Net change in cash and cash equivalents                           (1,426,987)          1,396,708        (6,884,225)
Cash and cash equivalents at beginning of year                     1,962,229             565,521         7,449,746
                                                                    --------        ------------        ----------
Cash and cash equivalents at end of year                            $535,242          $1,962,229          $565,521
                                                                    ========        ============        ==========

Supplemental disclosure of cash flow information:
   Interest paid                                                     $27,609            $146,772          $222,396
                                                                    ========        ============        ==========
   Property and equipment acquired under capital leases                   --                  --        $1,266,772
                                                                     =======        ============        ==========
     Unrealized gain (loss) on securities available for sale              --             $(5,926)         $117,444
                                                                     =======        ============        ==========

Supplemental disclosure of non-cash transactions:
     Common stock converted to preferred stock                     $2,800,000                 --                --
                                                                   ==========         ==========        ==========
      Note payable converted to preferred stock                    $  206,001                 --                --
                                                                   ==========         ==========        ==========
      Common stock received in exchange for cancellation of
       notes receivable                                          $     11,857                 --                --
                                                                 ============         ==========        ==========
      Preferred stock dividends                                  $  4,217,388                 --                --
                                                                 ============         ==========        ==========

                   The accompanying notes are an integral part
                          of the financial statements.

                          NOTES TO FINANCIAL STATEMENTS



A. Nature of Business:
   -------------------

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


     Restatement of Financial Statements
     -----------------------------------

     The Company restated its financial statements for the year ended December 31, 1997 to include the effects of recording non-cash dividends to the preferred stockholders totaling $4,217,388 not previously recorded in the financial statements for the year ended December 31, 1997. The preferred stock dividend had the effect of increasing net loss available to common shareholders by $4,217,388 and increasing net loss per share (basic and diluted) by $19.73 from $(43.95) to $(63.68) for the year December 31, 1997 after effecting the one-for-ten reverse stock split.


     Plan of Operations
     ------------------


     Since its inception the Company has generated no revenue from product sales. The Company has not been profitable since inception and has incurred an accumulated deficit of $57.8 million through December 31, 1997. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to preclinical and clinical testing and development of marketing, sales and production capabilities.


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


     The Aries Funds have committed to invest up to $2.0 million in the Company which will, together with cash on hand at December 31, 1997, $3.0 of net proceeds from the Company's private placement offering of common stock units in January and February of 1998, and/or any additional funds raised from the Company's private placement, fund the operations of the Company through March of 1999. (Also see Note E.)

                          NOTES TO FINANCIAL STATEMENTS

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

B. Summary of Significant Accounting Policies:
   -------------------------------------------

     Use of Estimates
     ----------------

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

     Cash Equivalents and Marketable Securities
     ------------------------------------------

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

     Property and Equipment
     ----------------------

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

                          NOTES TO FINANCIAL STATEMENTS

     Major additions and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon retirement or other disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the determination of net loss.

     Research and Development
     ------------------------

     Research and development costs are expensed as incurred.

     Income Taxes
     ------------

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

     Revenue Recognition
     -------------------


     Revenue is recognized under collaborative research and development agreements and research grants as earned based upon the performance requirements of each agreement. Payments received in advance under these agreements are recorded as deferred revenue until earned. Amounts received under research and development agreements and research grants are non-refundable and are not contingent on the outcome of research efforts. The Company does not incur future performance commitments from amounts received.


     Financial Instruments
     ---------------------

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

                          NOTES TO FINANCIAL STATEMENTS

     become effective for fiscal years beginning after December 31, 1998. The Company does not believe that the adoption will have a material effect.

     Net Loss Per Share
     ------------------

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

     Related Parties
     ---------------


     Certain members of the Company's Board of Directors are also retained as consultants by the Company. Management believes the consulting agreements have been negotiated at an "arms-length" basis and are immaterial. Included in other assets is a note receivable from an officer and shareholder in the amount of $30,000 at December 31, 1996. Included in shareholders' equity are two notes receivable from the same officer and shareholder in the amount of $73,242 at December 31, 1996. All three notes bear interest at prime plus 1% and are payable upon termination. On December 31, 1997, in connection with a severance agreement with the officer and shareholder, all three notes and the associated accrued interest, in the amount of $124,646, were canceled in exchange for 1,186 shares of Common Stock resulting in treasury stock of $11,857 recorded at cost and $112,789 of compensation expense which is included in general and administrative expenses for 1997.

     In addition, Michael Weiss, who became a member of the Board of Directors in July 1997, is a Senior Managing Director of Paramount Capital, Inc. ("Paramount") which may be deemed an affiliate of Paramount Capital Asset Management, the general partner and investment manager, respectively of two significant shareholders of the Company who together , at December 31, 1997, owned 30,060 shares of the outstanding Series A Preferred Stock of the Company and "New Warrants" then exercisable for 328,314 shares of Common Stock at $10.90 per share. Such shareholders exchanged their Series A Preferred Stock, including accrued dividends, and the New Warrants in connection with the final closing of the Company's unit offering on April 9, 1998 (the "Final Closing Date"), for 814,680 shares of Common Stock and Class C Warrants to purchase an equal number of shares of Common Stock at an exercise price currently set at $5.00 per share. The number of shares of Common Stock, the number of shares of Common Stock issuable upon exercise of the Class C Warrants and the per-share exercise price of the Class C Warrants are based on the minimum of $5.00 and 75% of the average closing bid price of Procept Common Stock for the 5 days and the 30 days immediately prior to the Final Closing Date. If 75% of either average is less than $5.00, the number of shares of Common Stock and the number of shares of Common Stock issuable upon exercise of the Class C Warrants will be adjusted upward and the per-share exercise price of the Class C Warrants will be adjusted downward. However, as described in Note E, the per-share price of the Final Closing was $5.00. As a result, no adjustments were made to the number of shares of Common Stock, the number of shares of Common Stock issuable upon exercise of the Class C Warrants or the per-share exercise price of the Class C Warrants. Upon the Final Closing Date, the Company will enter into a Financial Advisory Agreement with Paramount.


     Reclassifications
     -----------------

     Certain reclassifications have been made to the 1995 and 1996 financial statements to conform with 1997 presentation.

C. Marketable Securities:
   ----------------------

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

                          NOTES TO FINANCIAL STATEMENTS

     The following table presents the amortized cost, fair value and unrealized gains and losses of the marketable securities for the year ended December 31, 1996. All marketable securities were held until January 27, 1997, which was the maturity date.

                                                            1996
                  ----------------------------------------------------------------------------------------
                                                   Amortized                                         Unrealized
                                                     Cost                  Fair Value                  (Loss)
                                                     ----                  ----------                  ------

          Marketable securities, current:

                  U.S. Government Agencies:         $4,006,463              $4,001,625                $(4,838)
                                                    ----------              ----------                --------
                                                    $4,006,463              $4,001,625                $(4,838)
                                                    ==========              ==========                ========

     The contractual maturities of all securities available for sale was one month.

D. Property and Equipment:
   -----------------------

          Property and equipment consisted of the following:

                                                                                         December 31,
                                                                                         ------------
                                                                                  1997                  1996
                                                                                  ----                  ----

          Laboratory equipment                                                $3,784,184            $3,845,739
          Furniture and fixtures                                                 147,123               147,123
          Office equipment                                                       570,954               547,476
          Leasehold improvements                                               1,198,542             1,164,570
                                                                               ---------             ---------
                                                                               5,700,803             5,704,908

          Less:  accumulated depreciation & amortization                      (4,811,545)           (3,841,708)
                                                                             -----------           -----------
          Property and equipment, net                                           $889,258            $1,863,200
                                                                                ========            ==========

     Depreciation and amortization expense amounted to $1.1 million, $1.3 million and $1.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     Included above in property and equipment are the following assets that were acquired pursuant to capital lease arrangements: December 31, 1997 1996

          Laboratory equipment                                              $2,480,802              $2,568,918
          Furniture and fixtures                                               119,557                 119,557
          Office equipment                                                     213,570                 213,570
          Leasehold improvements                                               273,008                 273,008
                                                                               -------                 -------
                                                                             3,086,937               3,175,053

          Less:  accumulated amortization                                   (2,265,522)             (1,759,347)
                                                                           -----------             -----------

                                                                              $821,415              $1,415,706
                                                                              ========              ==========

                          NOTES TO FINANCIAL STATEMENTS

E. Shareholders' Equity:
   ---------------------

     Common and Preferred Stock
     --------------------------


     On May 18, 1998, Procept's shareholders approved a one-for-ten reverse split of the Company's Common Stock (the "May 18, 1998 Reverse Stock Split"). The May 18, 1998 Reverse Stock Split was effected on June 1, 1998. Shareholders' equity has been restated to give retroactive application to the May 18, 1998 Reverse Stock Split in prior periods by reclassifying from Common Stock to additional paid in capital the par value of the eliminated shares arising from the May 18, 1998 Reverse Stock Split. In addition, all references in the financial statements to the number of shares, per share amounts and stock option and warrant data of the Company's Common Stock have been restated.


     On September 29, 1997, Procept's shareholders approved a one-for-seven reverse split of the Company's Common Stock (the "September 29, 1997 Reverse Stock Split"). The September 29, 1997 Reverse Stock Split was effected on October 14, 1997. Shareholders' equity has been restated to give retroactive application to the September 29, 1997 Reverse Stock Split in prior periods by reclassifying from Common Stock to additional paid in capital the par value of the eliminated shares arising from the September 29, 1997 Reverse Stock Split. In addition, all references in the financial statements to number of shares, per share amounts, and stock option and warrant data of the Company's Common Stock have been restated.


     On June 30, 1997, The Aries Fund and The Aries Domestic Fund L.P. (collectively the "Aries Funds") made a direct investment of $3.0 million into the Company. The Company received proceeds of $2.8 million for the issuance of 85,334 shares of Common Stock (the "Common Shares"). The Common Shares contained certain contractual obligations including, but not limited to, the right to convert the Common Shares into preferred stock (the "Preferred Stock") upon Procept shareholder approval of such Preferred Stock. The Company also received from Aries an additional $0.2 million for the issuance of two convertible promissory notes. The notes accrued interest at a rate of 12% per year and were due on or before September 30, 1997. In addition to the Common Shares and the notes, the Aries Funds received (i) Class A Warrants exercisable for an aggregate of 39,182 shares of Procept Common Stock at an initial exercise price of $0.70 and (ii) Class B Warrants exercisable for an aggregate of 108,603 shares of Procept Common Stock at an initial exercise price of $32.80. The Company did not separately value the Class A and Class B Warrants from the Preferred Stock since the resulting accounting treatment for both securities is to record their value in Additional Paid in Capital within the equity section of the balance sheet. Additionally, since the Preferred Stock and the Class A and Class B Warrants are not redeemable, no accretion is required. All of the Class A Warrants and the Class B Warrants contemplated that such warrants would be converted on September 30, 1997 into "New Warrants" having the same aggregate exercise price as the Class A and Class B Warrants converted, but with a per share exercise price equal to the lesser of (i) $20.30 or (ii) 50% of the trading price (determined per a formula) at September 30, 1997. The Class A and Class B Warrants further provided that the exercise price of the New Warrants would be adjusted at the time

                          NOTES TO FINANCIAL STATEMENTS


     of the Company's next equity financing to ensure that the exercise price of the New Warrants was at least 50% of the pricing in such future equity financing. The Class A and Class B Warrants were converted to New Warrants for 328,314 shares of Procept Common Stock having a per share exercise price of $10.90. In a negotiated transaction with the Aries Funds, the New Warrants were exchanged in April 1998 for Class C Warrants for an aggregate of 814,680 shares of Procept Common Stock having an exercise price of $5.00.

     At an adjourned session of the Company's 1997 annual meeting held on July 15, 1997, its shareholders approved an amendment and restatement of the Company's Restated Certificate of Incorporation which authorized 1,000,000 shares of preferred stock. On August 1, 1997, the Board of Directors established a series of 30,061 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"). Upon the establishment of this Series A Preferred Stock, the purchasers of the securities issued in the June 1997 direct investment exercised the right to convert their Common Shares to shares of Series A Preferred. On August 22, 1997, the Aries Funds converted the 85,334 Common Shares into 28,000 shares of Series A Preferred Stock. On September 30, 1997, the Aries Funds converted the convertible promissory notes and the corresponding accrued interest into 2,060 shares of Series A Preferred Stock.

     The Series A Preferred Stock was initially convertible into Common Stock at a conversion price equal to $32.80. The terms of the Series A Preferred Stock provided that the conversion price would adjust on September 30, 1997 (or earlier, if certain events occurred) to a new conversion price equal to the lesser of (i) $20.30 or (ii) 50% of the trading price (determined per a formula) at September 30, 1997. On September 30, 1997, the conversion price of the Series A Preferred Stock adjusted to $10.90. In connection with this adjustment, the Company recorded a preferred stock dividend in the amount of $4,217,388 which reflects the intrinsic value of the beneficial conversion feature based upon the difference between the $26.25 per share fair market value of the Company's Common Stock on the date of issuance and the $10.90 per share adjusted conversion price of the Series A Preferred Stock. Additionally, since the Series A Preferred Stock is not redeemable, no accretion is required. As of December 31, 1997, the conversion price of the Series A Preferred Stock was $10.90, but remains subject to further conversion rate adjustments based on future events. At December 31, 1997, the Series A Preferred Stock was convertible into 274,748 shares of Common Stock. After the September 30, 1997 conversion price adjustment, the terms of the Series A Preferred Stock provided for further reduction of the conversion price of the Series A Preferred Stock (i) on June 30, 1998 to ensure that the market price at that time was at least 140% of the conversion price, (ii) if equity securities were issued in the future with a pricing reset feature, on the reset date of such future equity securities (if such a reset date occurred on or prior to June 30, 1999), so that the conversion price of the Series A Preferred Stock was reduced proportionately to the price reduction in the future equity securities,
     (iii) if no reset date for future equity securities occurred by June 30, 1999, to ensure that the market price at that time was at least 200% of the conversion price, and (iv) on future issuances of equity securities at a price below the then effective conversion price or the then market price, to a

                          NOTES TO FINANCIAL STATEMENTS


     price determined by a weighted average formula reflecting such dilutive issuance. Other significant features of the Series A Preferred Stock include (1) a per share cumulative annual dividend, payable in cash or in kind, of 10% of the sum of $140 per share plus accrued but unpaid dividends, (ii) the right to participate in most subsequent dividend distributions to Common Stock, (iii) the right to vote the Series A Preferred Stock on an as converted to Common Stock basis reflecting the then effective conversion price, and (iv) the right to a liquidation preference of $140 per share plus accrued but unpaid dividends.

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

     As a part of a unit offering, the Company sold an aggregate of 1,960,500 shares of Common Stock in January, February, and April of 1998 together with five-year Class C Warrants to purchase 1,960,500 shares of Common Stock at an exercise price of $5.00 per share (the "1998 Offering"). The $5.00 per share exercise price of the Class C Warrants was determined as part of the terms of the 1998 Offering in a negotiation between the Company and the placement agent for the 1998 Offering. The Company did not separately value the Class C Warrants from the Common Stock issued in the 1998 Offering since the resulting accounting treatment for both securities is to record their value in Additional Paid in Capital within the equity section of the balance sheet. These securities were sold for gross proceeds of $9.8 million. The purchasers in the 1998 Offering are entitled to certain contractual rights requiring contingent additional issuances of Common Stock to the purchasers, (x) based on the market price (i) for the 5-day and 30-day periods immediately prior to the Final Closing Date of the 1998 Offering and (ii) on the first anniversary of the Final Closing Date of the 1998 Offering, (y) to protect them against future dilutive sales of securities and (z) as a dividend substitute beginning 18 months after the Final Closing Date of the 1998 Offering. In the event of (i) a liquidation, dissolution or winding up of the Company, (ii) the sale or other disposition of all or substantially all of the assets of the Company, or
     (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity, the purchasers are entitled to receive an amount equal to 140% of such purchaser's investment as a liquidation "preference." Except in the case of a liquidation, dissolution or winding up, such payment will be in the form that equity holders will receive such as in cash, property or securities of the entity surviving the acquisition transaction. In the event of a liquidation, dissolution or winding up, such payment is contingent upon the Company having available resources to make such payment. These

                          NOTES TO FINANCIAL STATEMENTS


     contractual rights will terminate after the first anniversary of the Final Closing Date if the Common Stock trades at $15.00 per share or more.

     On May 17, 1996, the Company completed a self-managed private placement of units. Each Unit consisted of one share of the Company's Common Stock and one callable warrant to purchase one share of the Company's Common Stock. The Warrants are subject to redemption at the sole option of the Company upon 30 days prior notice to the holders of the Warrants beginning May 17, 1998 at a price of $0.10 per Warrant Share in the event that the average closing price of the Company's Common Stock for any 20 consecutive trading day period exceeds $262.50. The initial exercise price of the Warrants per share of common stock is $175.00. The Company did not separately value the warrants from the common stock issued in the May 17, 1996 private placement of units since the resulting accounting treatment for both securities is to record their value in Additional Paid-In Capital within the equity section of the balance sheet. The Company received proceeds of $11.6 million for the issuance of 67,690 Units. The Company incurred additional costs in the amount of $0.6 million related to this financing which were charged to additional paid-in capital in 1996.

     On February 8, 1996 the Company closed on a second public offering. The Company received proceeds of $4.9 million (net of underwriting discount and underwriter's offering expenses) for the issuance of 31,429 shares of Common Stock. On March 27, 1996, the associated over allotment option was partially exercised and the Company issued and sold an additional 2,143 shares of the Company's Common Stock resulting in net proceeds to the Company of $0.3 million. The Company incurred costs in the amount of $0.2 million related to this financing at December 31, 1995. The deferred financing costs were charged to additional paid-in capital in 1996.

     On February 17, 1994, the Company closed its initial public offering. The Company received proceeds of $18.6 million (net of underwriting discount and underwriter's offering expenses) for the issuance of 34,500 shares of common stock. In addition, all of the then outstanding shares of redeemable convertible preferred stock (the "Preferred Stock") converted automatically into 49,677 shares of common stock.

     Each holder of common stock is entitled to one vote for each share of common stock held. Each share of common stock issued and outstanding is identical in all respects to each other share. The Company has reserved at December 31, 1997, and kept available out of the authorized but unissued shares of common stock, 551,326 shares for issuance upon the exercise of outstanding options and warrants.


     1989 Stock Plan
     ---------------


     Under the Company's 1989 Stock Plan (the "Plan") adopted by the Board of Directors during 1989, and subsequently amended and restated, the Company is permitted to sell or award common stock or to grant stock options for the purchase of common stock to employees, officers and consultants up to a maximum of 16,245 shares. In March 1996, the Board of Directors approved an amendment to the Plan to increase the number of shares covered by the Plan by 3,571 which amendment was approved by the shareholders at the 1996 Annual Meeting of Shareholders. In March 1997, the Board of

                          NOTES TO FINANCIAL STATEMENTS


     Directors approved an amendment to the Plan to increase the number of shares covered by the Plan by 7,143 shares to 26,959 shares, which amendment was approved by the shareholders at the 1997 Annual Meeting of Shareholders. In April 1998, the Board of Directors approved an amendment to the Plan to increase the number of shares covered by the Plan to 1,500,000 shares, which amendment was approved at the 1998 Annual Meeting of Shareholders. At December 31, 1997, there were 15,516 shares available for future grants.


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

     Director Stock Option Plan
     --------------------------


     In June 1994, the shareholders of the Company adopted the 1994 Director Stock Option Plan (the "Director Plan"). The Director Plan was established to attract and retain highly qualified, non-employee directors. The price per share for each option granted under this plan shall be the current fair market value at date of grant. The options vest over a period of three years and have a term of ten years. As originally adopted, the aggregate number of shares of the Company's common stock which may be optioned under this plan is 2,143 shares. In March 1997, the Board of Directors approved an amendment to the Director Plan to increase the number of shares covered by the Director Plan by 2,143 shares, which amendment was approved by the shareholders at the 1997 Annual Meeting of Shareholders. In April 1998, the Board of Directors approved an amendment to the Director Plan to increase the number of shares covered by the Director Plan to 500,000, which amendment was approved at the 1998 Annual Meeting of Shareholders.


     Supplemental Disclosures for Stock-Based Compensation
     -----------------------------------------------------

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

                          NOTES TO FINANCIAL STATEMENTS

     Activity under all stock plans related to all the ISOs and nonqualified stock options for the three years ended December 31, 1997 is listed below.



                                                  ISO          Nonqualified                     Weighted Avg.
                                                  Shares          Shares       Option Price    Exercise Price
                                                  ------          ------       ------------    --------------
     Outstanding at December 31, 1994              8,103          3,993        $70.00-$892.50       $333.90

     Granted                                       2,293          1,452       $149.10-$577.50       $224.70
     Exercised                                      (358)          (250)       $70.00-$374.50        $97.30
     Canceled                                       (965)           (43)       $70.00-$735.00       $408.80
                                                   -----           ----

     Outstanding at December 31, 1995              9,073          5,152        $70.00-$892.50       $310.10

     Granted                                       6,669            740        $87.50-$227.50       $107.10
     Exercised                                      (729)           (71)       $70.00-$187.60        $82.60
     Canceled                                     (2,967)        (3,405)       $70.00-$892.50       $261.80
                                                 -------        -------

     Outstanding at December 31, 1996             12,046          2,416        $70.00-$892.50       $244.30

     Granted                                     110,943         13,214         $10.00-$96.30        $22.70
     Exercised                                        (6)            --                $70.00        $70.00
     Canceled                                     (4,038)           (91)       $70.20-$892.50       $250.70
                                                 -------           ----
         Outstanding at December 31, 1997        118,945         15,539        $10.00-$892.50        $39.50
                                                 =======         ======

     Summarized information about stock options outstanding at December 31, 1997 is as follows:

                                                                                             Exercisable
                                               Weighted Avg.                           ----------------------
               Range of     No. of Options       Remaining      Weighted Avg.      Number of       Weighted Avg.
           Exercise Prices   Outstanding       Contract. Life   Exercise Price       Options       Exercise Price
           ---------------   -----------       --------------   --------------       -------       --------------
              $10.00-$18.80        2,272           9.91            $16.60                   0               $--
                     $21.90      119,800           9.75            $21.90              16,293            $21.90
              $32.80-$96.30        7,189           7.46            $76.80               3,230            $76.80
            $148.80-$187.30        1,981           7.30           $169.10               1,273           $171.80
            $201.30-$392.00          744           6.08           $307.70                 684           $313.90
            $402.50-$892.50        2,498           6.24           $608.40               2,057           $605.40


     Options for the purchase of 23,538 shares, 5,925 shares and 8,177 shares are exercisable at December 31, 1997, 1996 and 1995, respectively. The total exercise proceeds for all options outstanding at December 31, 1997 is approximately $5.3 million.

                          NOTES TO FINANCIAL STATEMENTS

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



     All options granted in 1997, 1996 and 1995 were granted at fair value. The weighted average fair value of options granted was $15.90, $70.70 and $148.40 for 1997, 1996 and 1995, respectively.


     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards made in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts shown below:


                                                  1997           1996             1995
                                                  ----           ----             ----
         Net loss - as reported              $(9,052,575)    $(11,235,760)    $(11,712,287)
         Net loss - pro forma                $(9,368,531)    $(11,455,536)    $(11,950,312)
         Basic and diluted net loss per
           common share - as reported            $(63.68)         $(68.16)        $(127.65)
         Basic and diluted net loss per
           common share - pro forma              $(65.20)         $(69.50)        $(130.25)

     The effects of applying SFAS 123 in the pro forma disclosure are not indicative of future amounts.

     1994 Employee Stock Purchase Plan
     ---------------------------------


     In April 1994, the Board of Directors adopted the 1994 Employee Stock Purchase Plan (the "1994 Plan"). Under the 1994 Plan, eligible employees of the Company may purchase shares of Common Stock, through payroll deductions, at the lower of 85% of fair market value of the stock at the time of grant or 85% of fair market value at the time of exercise. As originally adopted, a total of 3,572 shares were reserved for issuance under the 1994 Plan. In March 1997, the Board of Directors approved an amendment to the 1994 Plan to increase the number of shares covered by the 1994 Plan by 3,572 shares, which amendment was approved by the shareholders at the 1997 Annual Meeting of Shareholders. In April 1998, the Board of Directors approved an amendment to the 1994 Plan to increase the number of shares covered by the 1994 Plan to 200,000, which amendment was approved at the 1998 Annual Meeting of Shareholders. Shares are granted twice yearly, on February 28 and August 31, and are exercisable upon issuance. The Company issued 763 shares, 857 shares and 1,042 shares in 1997, 1996 and 1995, respectively. The weighted average fair values of grants at fair value under the 1994 Plan during 1997, 1996 and 1995 were $14.10, $70.00 and $84.00, respectively.

                          NOTES TO FINANCIAL STATEMENTS


     Common Stock Warrants
     ---------------------


     On December 16, 1992, the Company issued warrants, which expired on December 16, 1997, to purchase an aggregate of 59 shares of common stock at an initial exercise price of $421.40 in connection with a bridge loan to the Company in the amount of $0.3 million, which was subsequently repaid with interest thereon. In January 1993, the Company issued warrants, which expire on December 14, 1998, to purchase 1,148 shares of the Company's common stock to an underwriter at an initial exercise price of $506.10 per share, in connection with the private placement of the Class F Preferred Stock.

     On February 10, 1994, in connection with the closing of the initial public offering the Company's underwriter purchased for $210.00 warrants to purchase 3,000 shares of the Company's common stock at an exercise price of $833.00 per share. The warrants expire on February 10, 1999.

     On April 1, 1994, in connection with the Company's $2 million master lease agreement, the Company issued common stock warrants for a purchase price of $350.00 to purchase 500 shares of common stock at a price of $595.00 at any time on or after April 1, 1995 and on or before April 1, 1999.

     On September 11, 1995, the Company issued common stock warrants for a purchase price of $300.00 to purchase 425 shares of the Company's common stock to Oppenheimer & Co., Inc. at an exercise price of $490.00 per share, in connection with the engagement of Oppenheimer & Co., Inc. to provide investment banking services to the Company. These warrants are exercisable beginning September 11, 1996 and expire September 10, 2000.

     On February 14, 1996, the Company issued common stock warrants for a purchase price of $220.00 to purchase up to $3,143 shares of the Company's common stock to Commonwealth Associates at an exercise price of $219.10 per share in connection with a public financing. These warrants are exercisable beginning February 14, 1997 and expire on February 13, 2001.

     On May 17,1996, the Company issued a common stock warrant to purchase 11,283 shares of the Company's common stock at an exercise price of $175.00 per share to David Blech in connection with financial advisory services to the Company. This warrant is exercisable beginning May 17, 1996 and expires on May 17, 2001.

     On January 6, 1997, the Company issued a common stock warrant to purchase 1,071 shares of the Company's common stock to Furman Selz LLC at an exercise price of $105.00 per share in connection with financial advisory services to the Company. This warrant is exercisable beginning January 6, 1997 and expires on January 6, 2002.

     In August 1991 and September 1992, the Company issued warrants to purchase up to 432 and 286 shares, respectively, of the Company's Class D Preferred Stock (the "Class D Warrants") at a minimum exercise price of $175.00 per share, in connection with leasing arrangements. The Class D Warrants were automatically converted into warrants to purchase 268 shares of common stock at an exercise price of $468.30 per share upon

                          NOTES TO FINANCIAL STATEMENTS

     the closing of the Company's initial public offering on February 17, 1994. The warrants expire on February 10, 1999.


     In connection with promissory notes issued in September 1992, the Company granted warrants to acquire an aggregate of 1,270 shares of Class F Preferred Stock at an exercise price of $157.50 per share. Upon conversion of all Class F Preferred Stock effected by the initial public offering, the warrants converted into warrants to purchase 475 shares of common stock at an exercise price of $421.40 per share. In the year ended December 31, 1995, 139 of these warrants were exercised. The remaining warrants expired on September 15, 1997.

     At December 31, 1997 there were 416,841 warrants outstanding, all of which are exercisable.


F. Collaborative Research and Development Agreements:
   --------------------------------------------------

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


     Under the Sponsored Research Agreement, Procept conducted specified research tasks on behalf of VacTex for which Procept received a combination of cash and equity in VacTex based on the number of full-time equivalent employees of Procept engaged in the research, but subject to maximum cash and stock limits. The Sponsored Research Agreement also includes a provision requiring Procept to issue to VacTex or its shareholders warrants to purchase an aggregate of 1,429 shares of Procept Common Stock at an exercise price of $245.00 per share.

                          NOTES TO FINANCIAL STATEMENTS

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


     On April 13, 1998, VacTex, Inc. ("VacTex") was acquired by Aquila Biopharmaceuticals, Inc. ("Aquila"). The Company's investment in VacTex of 300,000 shares of common stock was converted to 113,674 shares of Aquila common stock and $128,501 of 7% debentures. As a result, the Company is accounting for its investment under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as an available for sale security and marked it to market by recording an unrealized gain of $475,022 as part of Shareholders' Equity, based on Aquila's common stock closing price on April 13, 1998. The Company's investment in VacTex was originally accounted for under the cost method since it was a restricted security, it did not have a readily determinable fair value and Procept owned less than twenty percent of VacTex.


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

G. Income Taxes:
   -------------

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

                          NOTES TO FINANCIAL STATEMENTS


     The components of Procept's net deferred tax assets were as follows at December 31:

                                                   1997            1996
                                                   ----            ----
Net deferred tax assets:
    Net operating loss carryforwards            $22,665,000     $19,021,000
    Tax credit carryforwards                      2,660,000       1,947,000
    Depreciation                                  1,263,000       1,057,000
    Vacation and benefits                             4,000          22,000
    Capital leases and other                     (1,257,000)       (957,000)
    Valuation allowance                         (25,335,000)    (21,090,000)
                                               ------------    ------------

           Total net deferred tax assets         $        0     $         0
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

H. Savings and Retirement Plan:
   ----------------------------

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

I. Commitment and Contingencies:
   -----------------------------

     Operating Leases
     ----------------

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

                          NOTES TO FINANCIAL STATEMENTS

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

     Capital Leases
     --------------

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
                                                                 =======

                          NOTES TO FINANCIAL STATEMENTS


     Contract Research
     -----------------

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

     Legal Proceedings
     -----------------

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

J. Note Payable:
   -------------

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

                          NOTES TO FINANCIAL STATEMENTS

     Line of Credit:
     ---------------

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

                                    PART III
                                    --------

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


MARK C. ROGERS, M.D. has been a director of the Company since December 1997. Dr. Rogers is presently the President of Paramount Capital, Inc. From 1996 until 1998, Dr. Rogers was Senior Vice President, Corporate Development and Chief Technology Officer at The Perkin-Elmer Corporation. From 1992 to 1996, Dr. Rogers was the Vice Chancellor for Health Affairs at Duke University Medical Center, and Executive Director and Chief Executive Officer of Duke University Hospital and Health Network. Prior to his employment at Duke, Dr. Rogers was on the faculty of Johns Hopkins University for 15 years where he served as a Distinguished Faculty Professor and Chairman of the Department of Anesthesiology and Critical Care Medicine, Associate Dean for Clinical Affairs, Director of the Pediatric Intensive Care Unit and Professor of Pediatrics. Dr. Rogers currently serves on the board of directors of three publicly traded companies: Discovery Laboratories, Inc., Galileo Corporation and HCIA, Inc. Dr. Rogers received his M.D. from Upstate Medical Center, State University of New York and has his M.B.A. from The Wharton School of Business. He received his B.A. from Columbia University and held a Fulbright Scholarship.


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


                                     PART IV
                                     -------

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

(c)     EXHIBITS.

        Exhibit
           No.                                      Description
           ---                                      -----------

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


           10.40 Placement Agency Agreement between the Company and Paramount Capital, Inc. dated as of October 26, 1997. Filed as Exhibit
                    10.40 to the Company's Form 10-K for the year ended December 31, 1997, Commission File No. 0-21134, and incorporated herein by reference.


           23.1 Consent of Coopers & Lybrand L.L.P., independent accountants to the Company. Filed herewith.

           27.1     Financial Data Schedule. Filed herewith.


           99.1 Important factors regarding forward-looking statements. Filed as Exhibit 99.1 to the Company's Form 10-K for the year ended December 31, 1997, Commission File No. 0-21134, and incorporated herein by reference.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by on this 23rd day of June, 1998.


                                 PROCEPT, INC.
                                 (Registrant)


                                 /s/John F. Dee
                                 -----------------------------------------------
                                 John F. Dee,
                                 President, Chief Executive Officer and Director

                                  EXHIBIT INDEX
                                  -------------



Exhibit
   No.                                     Description
   ---                                     -----------

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


     10.40 Placement Agency Agreement between the Company and Paramount Capital, Inc. dated as of October 26, 1997. Filed as Exhibit 10.40 to the Company's Form 10-K for the year ended December 31, 1997, Commission File No. 0-21134, and incorporated herein by reference.


     23.1 Consent of Coopers & Lybrand L.L.P., independent accountants to the Company. Filed herewith.

     27.1     Financial Data Schedule. Filed herewith.


     99.1     Important factors regarding forward-looking statements. Filed as
              Exhibit 99.1 to the Company's Form 10-K for the year ended December 31, 1997, Commission File No. 0-21134, and incorporated herein by reference.


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