Form 10-Q/A
period 1998-03-31
PROCEPT INC
filed 1998-06-23
CIK 885475

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

Common Stock, $.01 par value                               29,973,807*

*Or 2,977,381 as restated for the May 18, 1998 Reverse Stock Split as described in Note 2 to the Financial Statements.

                    This report includes a total of 19 pages

                        Exhibit Index Appears on Page 18

                                  PROCEPT, INC.

                           FORM 10-Q/A, March 31, 1998


This Form 10-Q/A constitutes Amendment No. 1 to and restatement of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. This Form 10-Q/A amends and restates Items 1 and 2 of Part I and Items 2 and 6 of Part II and restates the remainder of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 filed with the Commission on May 15, 1998. As indicated in Note 2 to the Financial Statements, Shareholders' Equity has been restated to give retroactive effect to the one-for-ten reverse stock split of the Company's Common Stock effected on June 1, 1998.

                                  PROCEPT, INC.

                                      INDEX
                                      -----

                                                                                        Page No.
                                                                                        --------
PART I.       FINANCIAL INFORMATION

              Item 1.    Financial Statements

                         Balance Sheets                                                    4

                               March 31, 1998 and December 31, 1997

                         Statements of Operations                                          5

                               Three months ended March 31, 1998 and 1997

                         Statements of Cash Flows                                          6

                               Three Months ended March 31, 1998 and 1997

                         Notes to Financial Statements                                     7


              Item 2.    Management's Discussion and Analysis of Financial                11
                         Condition and Results of Operations


              Item 3.    Quantitative and Qualitative Disclosure About Market Risk        14



PART II.      OTHER INFORMATION

              Item 2.    Changes in Securities                                            15


              Item 6.    Exhibits and Reports on Form 8-K                                 16



SIGNATURES                                                                                17


EXHIBIT INDEX                                                                             18


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements


                                  PROCEPT, INC.

                                 BALANCE SHEETS
                                ----------------



ASSETS                                                                    March 31, 1998         December 31, 1997
                                                                          --------------         -----------------
Current assets:
    Cash and cash equivalents                                               $2,124,110                $535,242
    Accounts receivable                                                        151,061                  81,951
    Prepaid expenses and other current assets                                  142,498                  50,111
                                                                           -----------               ---------
       Total current assets                                                  2,417,669                 667,304

Property and equipment, net                                                    712,883                 889,258
Deferred financing charges                                                     126,395                  54,424
Investment in VacTex                                                           300,000                 300,000
Other assets                                                                   257,026                 257,026
                                                                           -----------              ----------
       Total assets                                                         $3,813,973              $2,168,012
                                                                            ==========              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $1,194,383              $1,069,952
    Accrued compensation                                                       298,724                 320,463
    Other current liabilities                                                  156,719                 142,680
    Current portion of capital lease obligations                                13,535                  20,231
                                                                          ------------            ------------
       Total current liabilities                                             1,663,361               1,553,326

Deferred rent                                                                  244,867                 257,827
Other noncurrent liabilities                                                    96,875                  96,875

Commitments and contingencies (Note 6)

Shareholders' equity:
    Preferred stock, par value $.01 per share; 1,000,000 shares authorized
       Series A 30,061 shares designated; 30,060 shares issued and outstanding at March 31, 1998 and December 31, 1997
       (Liquidation preference; $4,208,400 at March 31, 1998)                      301                     301
    Common stock, $.01 par value; 30,000,000 shares authorized at March 31, 1998 and December 31, 1997; 880,744 and 196,204 shares issued at March 31, 1998 and December 31,
       1997, respectively                                                        8,807                   1,962
    Additional paid-in capital                                              65,231,471              62,242,741
    Cumulative dividends on preferred stock                                 (4,217,388)             (4,217,388)
    Accumulated deficit                                                    (59,202,464)            (57,755,775)
    Treasury stock, at cost; 1,186 shares at March 31, 1998
       and December 31, 1997                                                  (11,857)                (11,857)
                                                                         -------------            ------------
       Total shareholders' equity                                            1,808,870                 259,984
                                                                           -----------             -----------
       Total liabilities and shareholders' equity                           $3,813,973              $2,168,012
                                                                            ==========              ==========



                     The accompanying notes are an integral
                        part of the financial statements.

                                  PROCEPT, INC.

                            STATEMENTS OF OPERATIONS

                                   -----------


                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                            1998                      1997
                                                                            ----                      ----
Revenues:
     Research and development revenue
        under collaborative agreements from
        related party                                                     $109,375                $140,625
     Revenue from grant                                                         --                  55,811
     Interest income                                                         4,659                  67,782
                                                                          --------                 -------

Total revenues                                                             114,034                 264,218
                                                                           -------                 -------


Costs and expenses:
     Research and development                                              813,237               1,880,142
     General and administrative                                            522,262                 692,463
     Restructuring charges                                                 225,000                      --
     Interest expense                                                          224                  18,725
                                                                         ---------              ----------

Total costs and expenses                                                 1,560,723               2,591,330
                                                                         ---------               ---------

Net loss                                                              $(1,446,689)            $(2,327,112)
                                                                       ===========             ===========

Basic and diluted net loss per common share                                $(2.69)                $(11.90)
                                                                           =======                ========

Weighted-average number of common
     shares outstanding -- basic and diluted                               537,321                 195,627
                                                                           =======                 =======













                     The accompanying notes are an integral
                       part of the financial statements.

                                  PROCEPT, INC.

                            STATEMENTS OF CASH FLOWS

                                ----------------


                                                                                Three Months Ended March 31,
                                                                               -----------------------------
                                                                               1998                     1997
                                                                               ----                     ----
Cash flows from operating activities:
     Net loss                                                             $(1,446,689)            $(2,327,112)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                         183,697                 286,193
         Gain on sale of equipment                                            (62,952)                      --
     Changes in operating assets and liabilities:
         Accounts receivable                                                  (17,135)                   4,774
         Prepaid expense and other current assets                             (92,387)                (82,837)
         Other assets                                                               --                (49,797)
         Accounts payable                                                      142,431                  65,492
         Accrued compensation                                                 (21,739)                   7,867
         Accrued contract research                                                  --               (234,504)
         Other current liabilities                                              14,039                (57,393)
         Other noncurrent liabilities                                               --               (102,472)
         Deferred rent                                                        (12,960)                      --
                                                                           -----------              ----------
                  Net cash used in operating activities                    (1,313,695)             (2,489,789)
                                                                           -----------              ----------

Cash flows from investing activities:
     Capital expenditures                                                     (14,345)                 (9,116)
     Proceeds from sale of equipment                                            18,000                      --
     Proceeds from maturity of marketable securities                                --               4,006,463
     Increase in restricted investment                                              --                 (5,809)
                                                                           -----------              ----------
                  Net cash provided by investing activities                      3,655               3,991,538
                                                                           -----------              ----------

Cash flows from financing activities:
     Principal payments on capital lease obligations                           (6,696)               (196,782)
     Proceeds from exercise of common stock options                                 --                     410
     Proceeds from private placement of common stock                         3,422,500                      --
     Expenses from private placement of common stock                         (444,925)                      --
     Proceeds from employee stock purchase plan                                     --                  50,399
     Deferred financing charges                                               (71,971)                      --
                                                                           -----------              ---------
                  Net cash provided by (used in) financing activities        2,898,908               (145,973)
                                                                           -----------              ----------

Net change in cash and cash equivalents                                      1,588,868               1,355,776
Cash and cash equivalents at beginning of period                               535,242               1,962,229
                                                                           -----------              ----------
Cash and cash equivalents at end of period                                  $2,124,110              $3,318,005
                                                                           ===========              ==========

Supplemental disclosures and non-cash transactions:

Interest paid                                                                     $292                 $11,813
                                                                                  ====                 =======
Stock options issued for consulting services                                   $18,000                     $--
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

Plan of Operations
------------------

Since its inception Procept has generated no revenue from product sales. The Company has not been profitable since inception and has incurred an accumulated deficit of $59.2 million through March 31, 1998. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to preclinical and clinical testing and development of marketing, sales and production capabilities.

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

                         NOTES TO FINANCIAL STATEMENTS

2. SHAREHOLDERS' EQUITY
   --------------------

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


As a part of a unit offering, the Company sold an aggregate of 1,960,500 shares of Common Stock in January, February, and April of 1998 together with five-year Class C Warrants to purchase 1,960,500 shares of Common Stock at an exercise price of $5.00 per share (the "1998 Offering"). The Company completed the 1998 Offering on April 9, 1998 (the "Final Closing Date"). The $5.00 per share exercise price of the Class C Warrants was determined as part of the terms of the 1998 Offering in a negotiation between the Company and the placement agent for the 1998 Offering. The Company did not separately value the Class C Warrants from the Common Stock issued in the 1998 Offering since the resulting accounting treatment for both securities is to record their value in Additional Paid In Capital within the equity section of the balance sheet. These securities were sold for gross proceeds of $9.8 million. The purchasers in the 1998 Offering are entitled to certain contractual rights requiring contingent additional issuances of Common Stock to the purchasers, (x) based on the market price (i) for the 5-day and 30-day periods immediately prior to the Final Closing Date of the 1998 Offering and (ii) on the first anniversary of the Final Closing Date of the 1998 Offering, (y) to protect them against future dilutive sales of securities and
(z) as a dividend substitute beginning 18 months after the Final Closing Date of the 1998 Offering. In the event of (i) a liquidation, dissolution or winding up of the Company, (ii) the sale or other disposition of all or substantially all of the assets of the

                         NOTES TO FINANCIAL STATEMENTS


Company, or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity, the purchasers are entitled to receive an amount equal to 140% of such purchaser's investment as a liquidation "preference." Except in the case of a liquidation, dissolution or winding up, such payment will be in the form that equity holders will receive such as in cash, property or securities of the entity surviving the acquisition transaction. In the event of a liquidation, dissolution or winding up, such payment is contingent upon the Company having available resources to make such payment. These contractual rights will terminate after the first anniversary of the Final Closing Date if the Common Stock trades at $15.00 per share or more.

In connection with the Final Closing of the 1998 Offering on April 9, 1998 (the "Final Closing") and certain advisory services, the Company sold to Paramount Capital, Inc., the Company's placement agent in the 1998 Offering), for $0.001 per option, options to purchase an aggregate of 24.06875 units (each unit consisting of 20,000 shares of Common Stock and warrants to purchase 20,000 shares of Common Stock at an exercise price of $5.00 per share) at an exercise price of $110,000 per unit (i.e., $5.50 per share). Also on April 9, 1998, The Aries Fund and the Aries Domestic Fund, L.P. exchanged an aggregate of 30,060 shares of Series A Convertible Preferred Stock and related warrants for units in the 1998 Offering comprised of 841,680 shares of Common Stock and five-year warrants to purchase 841,680 shares of Common Stock at an exercise price of $5.00 per share.


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

                         NOTES TO FINANCIAL STATEMENTS



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

5.  NEW ACCOUNTING STANDARDS
    ------------------------


Effective January 1, 1998, the Company adopted the Statement of Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income." This statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. Adoption of this statement did not have an impact on the financial statements.



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

Results of Operation
--------------------


Since its inception, the Company has generated no revenues from product sales. The Company is dependent upon research and development collaborations, equity financing and interest on invested funds to provide the working capital required to pursue its intended business activities. The Company has not been profitable since incorporation and has an accumulated deficit of $59.2 million through March 31, 1998. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs required to support these efforts. The Company expects to incur significant additional operating losses over the next several years due to its ongoing development efforts and expanded preclinical and clinical testings. The Company's potential for future profitability is dependent on its ability to effectively in-license and develop pharmaceutical products and obtain regulatory approvals and adequate financing for such products. Future profitability will require that the Company establish agreements for product development, commercialization and sales of its products with corporate sponsors.


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

As part of a unit offering completed in April 1998 (the "1998 Offering"), the Company sold an aggregate of 684,500 shares of Common Stock in January and February of 1998 together with five-year warrants to purchase 684,500 shares of Common Stock at an exercise price of $5.00 per share. These securities were sold for gross proceeds of $3.4 million. After expenses, the Company received cash of $3.0 million. The purchasers in the 1998 Offering are entitled to certain contractual rights requiring contingent additional issuances of Common Stock to the purchasers, (x) based on the market price (i) for the 5-day and 30-day periods immediately prior to the Final Closing Date of the 1998 Offering and
(ii) on the first anniversary of the Final Closing Date of the 1998 Offering,
(y) to protect them against future dilutive sales of securities and (z) as a dividend substitute beginning 18 months after the Final Closing Date of the 1998 Offering. In the event of (i) a liquidation, dissolution or winding up of the Company, (ii) the sale or other disposition of all or substantially all of the assets of the Company, or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity, the purchasers are entitled to receive an amount equal to 140% of such purchaser's investment as a liquidation "preference." Except in the case of a liquidation, dissolution or winding up, such payment will be in the form that equity holders will receive such as in cash, property or securities of the entity surviving the acquisition transaction. In the event of a liquidation, dissolution or winding up, such payment is contingent upon the Company having available resources to make such payment. These contractual rights will terminate after the first anniversary of the Final Closing Date if the Common Stock trades at $15.00 per share or more.

On April 9, 1998, the Company consummated the final closing of the 1998 Offering, selling an additional 1,276,000 shares of Common Stock together with five-year warrants to purchase 1,276,000 shares of Common Stock at an exercise price of $5.00 per share. These securities were sold for gross proceeds of $6.4 million. After expenses, the Company received cash of $5.3 million. Also on April 9, 1998, The Aries Fund and the Aries Domestic Fund, L.P. exchanged an aggregate of 30,060 shares of Series A Convertible Preferred Stock and related warrants for 841,680 shares of Common Stock together with five-year warrants to purchase 841,680 shares of Common Stock at an exercise price of $5.00 per share.


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

New Accounting Standards


Effective January 1, 1998, the Company adopted the Statement of Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income." This statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. Adoption of this statement did not have an impact on the financial statements.


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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities


The share and exercise price values with respect to Procept securities in this amended and restated Item 2 have been adjusted to reflect the one-for-ten reverse split of the Company's Common Stock effected on June 1, 1998.

As a part of a unit offering (the "1998 Offering"), the Company sold an aggregate of 34.225 units (the "Units"), each Unit consisting of 20,000 shares of Common Stock, $0.01 par value (the "Common Stock"), and warrants to purchase 20,000 shares of Common Stock at an exercise price of $5.00 per share, for $100,000 per Unit, representing aggregate gross proceeds to Procept of $3.4 million in January and February of 1998; after deducting expenses the Company received cash of $3.0 million. The purchasers in the 1998 Offering are entitled to certain contractual rights requiring contingent additional issuances of Common Stock to the purchasers, (x) based on the market price (i) for the 5-day and 30-day periods immediately prior to the Final Closing Date of the 1998 Offering and (ii) on the first anniversary of the Final Closing Date of the 1998 Offering, (y) to protect them against future dilutive sales of securities and
(z) as a dividend substitute beginning 18 months after the Final Closing Date of the 1998 Offering. In the event of (i) a liquidation, dissolution or winding up of the Company, (ii) the sale or other disposition of all or substantially all of the assets of the Company, or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity, the purchasers are entitled to receive an amount equal to 140% of such purchaser's investment as a liquidation "preference." Except in the case of a liquidation, dissolution or winding up, such payment will be in the form that equityholders will receive such as in cash, property or securities of the entity surviving the acquisition transaction. In the event of a liquidation, dissolution or winding up, such payment is contingent upon the Company having available resources to make such payment. These contractual rights will terminate after the first anniversary of the Final Closing Date if the Common Stock trades at $15.00 per share or more.

On April 9, 1998, the Company consummated the final closing of the 1998 Offering, selling an additional 63.8 Units representing aggregate proceeds to the Company of $6.4 million (including $175,000 representing settlement of past liabilities); after deducting expenses the Company received cash of $5.3 million. Paramount Capital, Inc. ("Paramount") acted as placement agent to Procept for the 1998 Offering; Paramount also serves as a financial advisor to the Company. As part of the 1998 Offering, the Company agreed to pay Paramount
(i) a 9% commission of the gross proceeds from the sale of all Units and (ii) a non-accountable expense allowance equal to 4% of the gross proceeds from the sale of all Units. In connection with the Final Closing of the 1998 Offering and such advisory services, the Company sold to Paramount, for $0.001 per option, options to purchase an aggregate of 24.06875 Units at an exercise price of $110,000 per unit.

Also on April 9, 1998, The Aries Fund and the Aries Domestic Fund, L.P. exchanged an aggregate of 30,060 shares of Series A Convertible Preferred Stock, $0.01 par value per share, and warrants to purchase an aggregate of 328,314 shares of Procept Common Stock for an aggregate of 42.084 Units (i.e., 841,680 shares of Procept Common Stock and warrants to purchase 841,680 shares of Procept Common Stock at an exercise price of $5.00 per share).


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


                  4.2 Warrant Agreement dated as of January 27, 1998 by and among the Company, American Stock Transfer & Trust Company and Paramount Capital, Inc. Filed as Exhibit
                          4.2 to the Company's Form 10-Q for the quarter ended March 31, 1998, Commission File No. 0-21134, and incorporated herein by reference.


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



                                      PROCEPT, INC.

                                      (Registrant)




Date:  June 23, 1998                  by:  /s/ John F. Dee
                                           -------------------------------------

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


4.2 Warrant Agreement dated as of January 27, 1998 by and among the Company, American Stock Transfer & Trust Company and Paramount Capital, Inc. Filed as Exhibit
                          4.2 to the Company's Form 10-Q for the quarter ended March 31, 1998, Commission File No. 0-21134, and incorporated herein by reference.


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