Form 10-Q
period 1998-06-30
PROCEPT INC
filed 1998-08-14
CIK 885475

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

                                  YES _X_ NO ___


Number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.

           Class                                Outstanding as of August 7, 1998
           -----                                --------------------------------
Common Stock, $.01 par value                                 3,001,832

                        Exhibit Index Appears on Page 19

                                  PROCEPT, INC.

                                      INDEX
                                      -----

                                                                                  Page No.
                                                                                  --------
PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

              Balance Sheets                                                          3

                     June 30, 1998 and December 31, 1997

              Statements of Operations                                                4

                     Three months and six months ended June 30, 1998 and 1997

              Statements of Cash Flows                                                5

                     Six months ended June 30, 1998 and 1997

              Notes to Financial Statements                                           6

      Item 2. Management's Discussion and Analysis of Financial                      11
              Condition and Results of Operations

      Item 3. Quantitative and Qualitative Disclosure About Market Risk              15



PART II - OTHER INFORMATION

      Item 2. Change in Securities                                                   16
      Item 4. Submission of Matters to a Vote of Security Holders                    16
      Item 6. Exhibits and Reports on Form 8-K                                       17



SIGNATURES                                                                           18

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                                  PROCEPT, INC.

                                 BALANCE SHEETS


ASSETS                                                                         June 30, 1998       December 31, 1997
                                                                               -------------       -----------------
Current assets:
    Cash and cash equivalents                                                  $ 5,788,522            $  535,242
    Accounts and other receivables                                                 338,897                81,951
    Prepaid expenses and other current assets                                       15,794                50,111
    Investment in Aquila (Note 3)                                                  604,568                    --
                                                                               -----------            ----------
       Total current assets                                                      6,747,781               667,304

Property and equipment, net                                                        397,289               889,258
Deferred financing charges                                                              --                54,424
Investment in VacTex (Note 3)                                                           --               300,000
Other assets                                                                       257,026               257,026
                                                                               -----------            ----------
       Total assets                                                            $ 7,402,096            $2,168,012
                                                                               ===========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                              $333,307            $1,069,952
    Accrued compensation                                                           184,303               320,463
    Other current liabilities                                                      240,966               142,680
    Current portion of capital lease obligations                                        --                20,231
                                                                               -----------            ----------
       Total current liabilities                                                   758,576             1,553,326

Deferred rent                                                                      230,973               257,827
Other noncurrent liabilities                                                            --                96,875

Commitments and contingencies

Shareholders' equity:
    Preferred stock, par value $.01 per share; 1,000,000 shares authorized;
       Series A 1 and 30,061 shares designated at June 30, 1998 and December 31,
       1997, respectively; 0 and 30,060 shares issued and outstanding at June
       30, 1998 and December 31, 1997, respectively
       (Liquidation preference; $4,208,400 at December 31, 1997)                        --                   301
    Common stock, $.01 par value; 30,000,000 shares authorized at June 30, 1998 and December 31, 1997; 3,001,832 and 196,204 shares issued at June 30, 1998 and December 31, 1997,
       respectively                                                                 30,018                 1,962
    Additional paid-in capital                                                  66,193,225            62,242,741
    Cumulative dividends on preferred stock                                             --            (4,217,388)
    Accumulated deficit                                                        (60,103,407)          (57,755,775)
    Unrealized gain on investments                                                 304,568                    --
    Treasury stock, at cost; 11,857 shares at June 30, 1998
       and December 31, 1997                                                       (11,857)              (11,857)
                                                                               -----------            ----------
       Total shareholders' equity                                                6,412,547               259,984
                                                                               -----------            ----------
       Total liabilities and shareholders' equity                              $ 7,402,096            $2,168,012
                                                                               ===========            ==========

                     The accompanying notes are an integral
                        part of the financial statements.

                                  PROCEPT, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                     Three Months Ended                      Six Months Ended
                                                           June 30,                              June 30,
                                                  1998                1997                1998              1997
                                                  ----                ----                ----              ----
Revenues:
     Research and development revenue
         under collaborative arrangements
         with related party                           --             $129,687            $109,375          $270,312
     Revenue from grant                               --                   --                  --            55,811
     Interest income                             $75,840               33,139              80,499           100,921
                                                 -------               ------              ------           -------

     Total revenues                               75,840              162,826             189,874           427,044
                                                  ------              -------             -------           -------

Costs and expenses:
     Research and development                    522,061            1,998,223           1,335,298         3,878,365
     General and administrative                  450,838              732,560             973,100         1,425,023
     Restructuring charges                            --                   --             225,000                --
     Interest expense                              3,884                8,876               4,108            27,601
                                                   -----                -----               -----            ------

Total costs and expenses                         976,783            2,739,659           2,537,506         5,330,989
                                                 -------            ---------           ---------         ---------

Net loss                                       $(900,943)         $(2,576,833)        $(2,347,632)      $(4,903,945)
                                               =========          ===========         ===========       ===========

Basic and diluted net loss per common share       $(0.32)             $(13.08)             $(1.40)          $(24.98)
                                                  ======              =======              ======           =======

Weighted average number of common
     shares outstanding - basic and diluted    2,813,717              196,943           1,681,807           196,291
                                               =========              =======           =========           =======



                     The accompanying notes are an integral
                        part of the financial statements.

                                  PROCEPT, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                  Six Months Ended June 30,
                                                                                  -------------------------
                                                                               1998                     1997
                                                                               ----                     ----
Cash flows from operating activities:
     Net loss                                                              $(2,347,632)            $(4,903,945)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                         369,067                 567,297
         Non-cash related party revenue                                             --                 (75,000)
         Gain on sale of equipment                                            (152,589)                     --
         Savings and Retirement Plan stock contribution                         43,238                      --
         Stock options issued for consulting services                            7,164                      --
         Changes in operating assets and liabilities:
              Accounts and other receivables                                    97,340                  80,624
              Prepaid expense and other current assets                          34,317                 (43,728)
              Other assets                                                          --                  79,742
              Accounts payable                                                (736,645)                 (1,015)
              Accrued compensation                                            (136,160)                 (2,069)
              Accrued contract research                                             --                 (30,495)
              Other current liabilities                                         98,286                   7,335
              Other noncurrent liabilities                                     (96,875)                (50,254)
              Deferred rent                                                    (26,854)                 (5,371)
                                                                           ------------            ------------
                  Net cash used in operating activities                     (2,847,343)             (4,376,879)
                                                                           ------------            ------------

Cash flows from investing activities:
     Capital expenditures                                                     (319,669)                (50,214)
     Proceeds from maturity of marketable securities                                --               4,006,463
     Proceeds from sale of equipment                                           240,874                      --
                  Net cash (used in) provided by investing activities          (78,795)              3,956,249
                                                                           ------------            -----------

Cash flows from financing activities:
     Principal payments on capital lease obligations                           (20,231)               (359,539)
     Proceeds from issuance of common stock                                         --                     410
     Proceeds from private placement of common stock                         9,802,500               2,800,000
     Proceeds from private placement of note payable                                --                 200,000
     Expenses from private placement of common stock                        (1,602,851)               (131,381)
     Proceeds from employee stock purchase plan                                     --                  50,399
                                                                           -----------             -----------
                  Net cash provided by financing activities                  8,179,418               2,559,889
                                                                           -----------             -----------

Net change in cash and cash equivalents                                      5,253,280               2,139,259
Cash and cash equivalents at beginning of period                               535,242               1,962,229
                                                                           -----------             -----------
Cash and cash equivalents at end of period                                  $5,788,522              $4,101,488
                                                                           ===========             ===========

Supplemental disclosures and non-cash transactions:

Interest paid                                                                   $4,472                 $20,556
                                                                           ===========             ===========

Stock options issued for consulting services                                   $25,164                     $--
                                                                           ===========             ===========

Savings and Retirement Plan stock contribution                                 $43,238                     $--
                                                                           ===========             ===========

                     The accompanying notes are an integral
                        part of the financial statements.

                          NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------

Nature of Business
------------------

Procept, Inc. ("Procept" or the "Company") located in Cambridge, MA is a biopharmaceutical company currently engaged in the development of novel drugs for the prevention of HIV and other infectious diseases, and the treatment of autoimmune diseases. The Company is also actively seeking the acquisition or inlicense of drug development candidates that would benefit from Procept's expertise in various therapeutic areas.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with FDA government regulations and the ability to obtain financing.

Plan of Operations
------------------

Since its inception in 1985, Procept has devoted its principal efforts to drug discovery and research. Procept has generated no revenue from product sales, has not been profitable since inception, and has incurred an accumulated deficit of $60.1 million through June 30, 1998. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to preclinical and clinical testing, and development of marketing, sales and production capabilities. Procept's future plans will focus on drug development rather than research. The Company is seeking strategic partnering opportunities for its lead compounds to accelerate revenue and minimize the investment required for marketing, sales, and production capabilities.

The Company expects that its current funds and interest income will be sufficient to fund Procept's operations through March 2000. Although management continues to pursue additional funding arrangements and/or strategic partnering, there can be no assurance that additional funding will be available from any of these sources or, if available, will be available on acceptable or affordable terms. If the Company is unable to enter into an additional corporate collaboration(s) that produce revenue for the Company, or secure additional financing, the Company's financial condition will be adversely affected.

The accompanying financial statements for the three-month and six-month periods ended June 30, 1998 and 1997 are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles. These interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 1998 and 1997. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited

                          NOTES TO FINANCIAL STATEMENTS


financial statements for the year ended December 31, 1997 which are contained in the Company's 1997 Annual Report on Form 10-K/A.

2.   SHAREHOLDERS' EQUITY
     --------------------

On May 18, 1998, Procept's shareholders approved a one-for-ten reverse split of the Company's Common Stock (the "1998 Reverse Stock Split"), which was effected on June 1, 1998. Shareholders' equity has been restated to give retroactive application to the 1998 Reverse Stock Split in prior periods by reclassifying from Common Stock to Additional Paid-In Capital the par value of the eliminated shares arising from the 1998 Reverse Stock Split. In addition, all references in the financial statements to number of shares, per share amounts, and stock option and warrant data of the Company's Common Stock have been restated.

As part of a unit offering, the Company sold an aggregate of 1,960,500 shares of Common Stock in January, February, and April of 1998 together with five-year Class C Warrants to purchase 1,960,500 shares of Common Stock at an exercise price of $5.00 per share (the "1998 Offering"). The Company completed the 1998 Offering on April 9, 1998 (the "Final Closing Date"). The $5.00 per share exercise price of the Class C Warrants was determined as part of the terms of the 1998 Offering in a negotiation between the Company and the placement agent for the 1998 Offering. The Company did not separately value the Class C Warrants from the Common Stock issued in the 1998 Offering since the resulting accounting treatment for both securities is to record their value in Additional Paid-In Capital within the equity section of the balance sheet. These securities were sold for gross proceeds of $9.8 million. The purchasers in the 1998 Offering are entitled to certain contractual rights requiring contingent additional issuances of Common Stock to the purchasers, (x) based on a formula market price on April 9, 1999, (y) to protect them against future dilutive sales of securities and (z) as a dividend substitute beginning on October 9, 1999. In the event of (i) a liquidation, dissolution or winding up of the Company, (ii) the sale or other disposition of all or substantially all of the assets of the Company, or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity, the purchasers are entitled to receive an amount equal to 140% of such purchaser's investment as a liquidation "preference." Except in the case of a liquidation, dissolution or winding up, such payment will be in the form that equity holders will receive, in the applicable transaction, such as in cash, property or securities of the entity surviving the acquisition transaction. In the event of a liquidation, dissolution or winding up, such payment is contingent upon the Company having available resources to make such payment. These contractual rights will terminate after April 9, 1999 if the Common Stock trades at $15.00 per share or more.

In connection with the Final Closing of the 1998 Offering on April 9, 1998 (the "Final Closing") and certain advisory services, the Company sold to Paramount Capital, Inc., the Company's placement agent in the 1998 Offering, for $0.001 per option, options to purchase an aggregate of 24.06875 units (each unit consisting of 20,000 shares of Common Stock and warrants to purchase 20,000 shares of Common Stock at an exercise price of $5.00 per share) at an exercise price of $110,000 per unit (i.e., $5.50 per share). Also on April 9, 1998, The Aries Fund and the Aries Domestic Fund, L.P. exchanged an aggregate of 30,060 shares of Series A Convertible Preferred Stock and

                          NOTES TO FINANCIAL STATEMENTS


related warrants for units in the 1998 Offering comprised of 841,680 shares of Common Stock and five-year Class C Warrants to purchase 841,680 shares of Common Stock at an exercise price of $5.00 per share. As part of the exchange of Series A Convertible Preferred Stock and related warrants for units in the 1998 Offering, the cumulative dividends on Preferred Stock of $4.2 million was reclassified to Additional Paid-In Capital.

3.   RESEARCH COLLABORATIONS
     -----------------------

In January 1996, Procept entered into a Sponsored Research Agreement with VacTex, Inc. ("VacTex"). Under the Sponsored Research Agreement, Procept conducted specified research tasks on behalf of VacTex for which Procept received a combination of cash and equity in VacTex based on the number of full-time equivalent employees of Procept engaged in the research, but subject to maximum cash and stock limits. At December 31, 1997, the Company's investment in VacTex was accounted for under the cost method since it was a restricted security, it did not have a readily determinable fair value and Procept owned less than twenty percent of VacTex.

On April 13, 1998, VacTex was acquired by Aquila Biopharmaceuticals, Inc. ("Aquila"). The Company's investment in VacTex of 300,000 shares of common stock was converted to 113,674 shares of Aquila common stock and $128,501 principal amount of 7% debentures. As a result, the Company is accounting for its investment in Aquila under Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities" as an available for sale security and marked it to market by recording an unrealized gain of $0.3 million as part of Shareholders' Equity, based on Aquila's common stock closing price on June 30, 1998.

4.   RESTRUCTURING
     -------------

In order to focus its limited resources on PRO 2000, in January 1998 the Company terminated work on all other research programs, except preclinical support for its intracellular T-cell enzyme ("DHODH") program, and underwent a significant downsizing, reducing its staff to 13 people. The amount of termination benefits accrued and charged to restructuring costs in the statement of operations for the six-month period ended June 30, 1998 was $0.2 million. Also, in the fourth quarter of 1997, the Company accrued $0.3 million in restructuring costs. For the six months ended June 30, 1998, the amount of termination benefits paid and charged against the 1998 and 1997 liability was $0.3 million.

5.   BASIC AND DILUTED NET (LOSS) PER COMMON SHARE
     ---------------------------------------------

In the quarter ended December 31, 1997, the Company adopted SFAS 128, "Earnings Per Share," which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-

                          NOTES TO FINANCIAL STATEMENTS


dilutive. Common equivalent shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method. For the three and six month periods ended June 30, 1998, there were no anti-dilutive securities.

6.   COMPREHENSIVE INCOME
     --------------------

Effective January 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." This statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted SFAS 130 in the accompanying financial statements and will provide such information annually in its Statement of Shareholders' Equity and in a footnote disclosure for interim periods. Accumulated other comprehensive income is calculated as follows:

                                                 Three Months Ended                     Six Months Ended
                                                     June 30,                              June 30,
                                               1998              1997                1998             1997
                                               ----              ----                ----             ----
Net loss                                    $(900,943)       $(2,576,833)         $(2,347,632)     $(4,903,945)

Change in unrealized gain
  on investments                              304,568                 --              304,568               --
                                            ---------    ---------------        -------------  ---------------

Comprehensive loss                          $(596,375)       $(2,576,833)         $(2,043,064)     $(4,903,945)
                                            ==========       ============         ============     ============

              Unrealized gain on investments:
                      Balance at December 31, 1997                                             --
                      Change during the three months ended March 31, 1998                      --
                      Change during the three months ended June 30, 1998                 $304,568
                                                                                          -------
                      Balance at June 30, 1998                                           $304,568
                                                                                         ========

7.   NEW ACCOUNTING STANDARDS
     ------------------------

In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement specifies new guidelines for determining a company's operating segments and related requirements for disclosure. SFAS 131 will become effective for fiscal periods beginning after December 15, 1997. The Company does not believe that the adoption will have a material effect.

In February 1998, the Financial Accounting Standards Board issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for periods beginning after December 15, 1997, but excludes interim periods during 1998. The statement standardizes employers' disclosure requirements about pension and other postretirement benefit plans by requiring additional information on changes in the benefit obligations and fair values of the plan assets and eliminating certain disclosures that are no longer useful. It does not change the

                          NOTES TO FINANCIAL STATEMENTS


measurement or recognition of those plans. The Company does not believe that the adoption will have a material effect.

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Company does not believe that the adoption will have a material effect.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Accounting for the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities (as defined by SOP 98-5) to be expensed as incurred. The Company has not assessed the impact of SOP 98-5 on its financial disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Overview
--------

Procept, Inc. ("Procept" or the "Company") located in Cambridge, MA is a biopharmaceutical company currently engaged in the development of novel drugs for the prevention of HIV and other infectious diseases, and the treatment of autoimmune diseases. The Company is also actively seeking the acquisition or inlicense of drug development candidates that would benefit from Procept's expertise in various therapeutic areas.

PRO 2000 Gel

The lead candidate from the Company's AIDS program, PRO 2000 Gel, is a vaginal, topical microbicide providing protection against HIV infection and other sexually transmitted diseases ("STDs"). Preclinical in vitro studies by several independent laboratories have shown that PRO 2000 can block infection of a wide range of HIV-1 and HIV-2 isolates. It is also a more effective and less irritating anti-HIV agent than nonoxynol-9, the most commonly used spermicide, and is active against other STDs, including herpes simplex type 2 and Chlamydia trachomatis. In in vivo studies, PRO 2000 Gel was recently shown to provide complete protection against vaginal herpes simplex virus type 2 (HSV-2) infection in mice. In addition, the contraceptive potential of PRO 2000 Gel has been confirmed in a fertilization study in rabbits. The results show that both 2% and 4% PRO 2000 Gel blocked fertilization in rabbits. In human trials, Procept has completed two Phase I clinical trials to assess the safety and tolerance of PRO 2000 Gel. The trials were done at the Institute of Tropical Medicine in Antwerp, Belgium, and at St. Mary's Hospital in London, England with funding from the British Medical Research Council ("MRC"). Seventy healthy female volunteers completed the two trails. The results show that PRO 2000 Gel was safe and well tolerated, and that participants found the product aesthetically acceptable. During 1998, the Company plans to file an Investigational New Drug ("IND") application with the FDA and initiate further clinical trials. Discussions with both the U.S. National Institutes of Health ("NIH") and the British MRC are progressing.

DHODH

Procept is also conducting in vivo immunosuppressive research and is currently seeking to partner or outlicense the program. This program focuses on an intracellular enzyme ("DHODH") that is known to be critical for the activation of the immune response, thus making it a possible target for intervention in transplantation and autoimmune disease. Procept has made significant progress and achieved a number of important milestones in this program in the past year, including the cloning and expression of the human recombinant enzyme and the identification of lead compounds with potent enzyme inhibitory properties. Initial studies indicate that several lead compounds also possess oral activity in animal models of immunosuppression. Procept has also made significant progress in identifying the three-dimensional structure of the DHODH enzyme with inhibitors bound. During 1998, Procept plans to initiate further animal studies to confirm the oral activity of the lead compounds.

New Technology Search

In addition to focusing on PRO 2000's development, Procept will proactively seek opportunities to acquire additional novel technologies that address key healthcare needs. The Company is most interested in acquiring technologies that have reached the early stages of human clinical trials. Procept's scientific expertise will help quickly evaluate and bring these technologies in-house, advance the clinical development, and then bring the technology to market by partnering with a larger corporation, thereby focusing its resources on development rather than research programs.

Results of Operations
---------------------

Since its inception in 1985, Procept has devoted its principal efforts to drug discovery and research. Procept has generated no revenues from product sales, has not been profitable since inception, and has incurred an accumulated deficit of $60.1 million through June 30, 1998. The Company is dependent upon research and development collaborations, equity financing and interest on invested funds to provide the working capital required to pursue its intended business activities. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs required to support these efforts. The Company expects to incur significant additional operating losses over the next several years due to its ongoing development efforts and expanded preclinical and clinical testings. The Company's potential for future profitability is dependent on its ability to effectively develop its current pharmaceutical compounds and in-license and develop new pharmaceutical products, as well as obtain regulatory approvals and adequate financing for such products. Future profitability will require that the Company establish agreements for product development, commercialization and sales of its products with corporate sponsors.

Three Months Ended June 30, 1998 and 1997

The Company's total revenues decreased to $0.1 million in the second quarter of 1998 from $0.2 million during the same period of 1997, principally as a result of the expiration of the Sponsored Research Agreement with VacTex, Inc. (the "VacTex Agreement"). In the second quarter of 1998, revenues consisted of $76,000 in interest earned on invested funds. In 1997, second quarter revenues consisted of $0.1 million earned under the VacTex Agreement and $33,000 in interest earned on invested funds.

The Company's total operating expenses decreased to $1.0 million in the second quarter of 1998 from $2.7 million during the same period in 1997. Research and development expenses decreased 74% to $0.5 million in the second quarter of 1998 from $2.0 million in the second quarter of 1997. This expense decrease was due primarily to a decrease in personnel in the Company's research and development organization and their related research costs. In order to focus its limited resources on PRO 2000, in January 1998 the Company terminated work on all other research programs, except preclinical support for its intracellular T-cell enzyme ("DHODH") program, and underwent a significant downsizing, reducing its staff to 13 people. General and administrative expenses decreased 38% to $0.5 million in the second quarter of 1998 from $0.7 million in the second quarter of 1997, reflecting a decrease in administrative personnel and continued costs control measures. Interest expense decreased to $4,000 in the second quarter of 1998 from $9,000 in the second quarter of 1997 as a result of the scheduled completion of the Company's lease financing arrangements.

Six Months Ended June 30, 1998 and 1997

The Company's total revenues decreased to $0.2 million in the first half of 1998 from $0.4 million during the same period of 1997. In the first half of 1998, revenues consisted of $0.1 million earned under the VacTex Agreement and $0.1 million in interest earned on invested funds. In 1997, first half revenues consisted of $0.3 million earned under the VacTex Agreement, $0.1 million under a grant from the National Cooperative Drug Discovery Group and $0.1 million in interest earned on invested funds.

The Company's total operating expenses decreased to $2.5 million in the first six months of 1998 from $5.3 million during the same period in 1997. Research and development expenses decreased 66% to $1.3 million in the first six months of 1998 from $3.9 million in the same period of 1997, due primarily to a decrease in personnel in the Company's research and development organization and their related research costs. In order to focus its limited resources on PRO 2000, in January 1998 the Company terminated work on all other research programs, except preclinical support for its intracellular T-cell enzyme ("DHODH") program, and underwent a significant downsizing, reducing its staff to 13 people. The amount of termination benefits accrued and charged to restructuring costs in the statement of operations for the six-month period ended June 30, 1998 was $0.2 million. Also, in the fourth quarter of 1997, the Company accrued $0.3 million in restructuring costs. The amount of termination benefits paid and charged against the 1998 and 1997 liability for the six months ended June 30, 1998 was $0.3 million.

General and administrative expenses decreased 32% to $1.0 million in the first half of 1998 from $1.4 million in the first half of 1997, reflecting a decrease in administrative personnel and continued cost control measures. Interest expense decreased in the first half of 1998 as a result of the scheduled completion of the Company's lease financing arrangements.

Liquidity and Capital Resources
-------------------------------

At June 30, 1998, the Company's aggregate cash and cash equivalents were $5.8 million, a net increase of $5.3 million since December 31, 1997. The increase in cash is primarily attributable to initial, interim and final closings of the Company's private placement in January, February and April of 1998, which resulted in net proceeds of $8.2 million, offset by $2.8 million used in operations principally to fund research and development activities and $0.3 million invested in property and equipment. Included in cash is $0.2 million from the sale of equipment. Due to downsizing and focus on the development of PRO 2000, the Company plans to continue to sell most of its research and development equipment.

The Company expects that its current funds and interest income will be sufficient to fund Procept's operations through March 2000. Although management continues to pursue additional funding arrangements, no assurance can be given that such financing will be available to the Company. If the Company is unable to enter into an additional corporate collaboration(s) that produce revenue for the Company, or secure additional financing, the Company's financial condition will be adversely affected. If additional funds are raised by issuing equity securities, further dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders.

The Company's expectations regarding its rate of spending and the sufficiency of its cash resources over future periods are forward-looking statements. The rate of spending and sufficiency of such resources will be affected by numerous factors including the rate of planned and unplanned expenditures by the Company and the execution of new collaboration agreements for the Company's research and development programs. Other important factors that may affect achieving the Company's strategic goals and other forward-looking statements are set forth in
Exhibit 99.1 of the Company's 1997 Annual Report on Form 10-K/A.

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

New Accounting Standards
------------------------

In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement specifies new guidelines for determining a company's operating segments and related requirements for disclosure. SFAS 131 will become effective for fiscal periods beginning after December 15, 1997. The Company does not believe that the adoption will have a material effect.

In February 1998, the Financial Accounting Standards Board issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for periods beginning after December 15, 1997, but excludes interim periods during 1998. The statement standardizes employers' disclosure requirements about pension and other postretirement benefit plans by requiring additional information on changes in the benefit obligations and fair values of the plan assets and eliminating certain disclosures that are no longer useful. It does not change the measurement or recognition of those plans. The Company does not believe that the adoption will have a material effect.

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Company does not believe that the adoption will have a material effect.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Accounting for the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities (as defined by SOP 98-5) to be expensed as incurred. The Company has not assessed the impact of SOP 98-5 on its financial disclosures.

Year 2000
---------

The Company is currently working to resolve the potential impact of the year 2000 on its information technology and non-information technology systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs or systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a miscalculation or system failures. Based on the Company's assessment, there is no year 2000 impact on Procept's information technology systems. Operating systems and applications used by the Company are year 2000 compliant. At this time, the Company is not aware of any year 2000 issues relating to its third party vendors. The Company is in the process of replacing several non-information technology systems and expects to be compliant by the end of 1998. The cost of year 2000 compliant non-technology information systems is not expected to exceed $10,000. The Company's most critical uncertainty relates to its vendors' information technology systems not being year 2000 compliant. This may result in erroneous billings to Procept. The Company believes it has in place an adequate internal control structure to handle this issue if it were to occur.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.
Not applicable.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

The Company previously reported the information required by this item in the corresponding item in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders on Monday, May 18, 1998. The following tabulates the results of the proposals submitted to a vote of the stockholders (vote totals do not reflect the 1-for-10 reverse split of the Company's Common Stock effected on June 1, 1998);

                                                                           Votes Cast             Abstentions and
                                                   Votes Cast For      Against or Withheld       Broker Non-Votes
                                                   --------------      -------------------       ----------------
1)   Election of Directors

         John F. Dee                                  18,427,644              131,238                      0
         Zola P. Horovitz, Ph.D.                      18,428,260              130,622                      0
         Max Link, Ph.D.                              18,428,260              130,622                      0
         Mark C. Rogers, M.D.                         18,426,260              130,622                      0
         Elliott H. Vernon                            18,428,260              130,622                      0
         Michael S. Weiss                             18,428,260              130,622                      0

2)   Proposal to approve an amendment of the
     Company's Restated Certificate of
     Incorporation to effect a one-for-ten
     reverse stock split                              18,416,378              139,915                  2,589

3)   Proposal, conditioned on approval of
     Vote 2, to amend the 1989 Stock Plan
     (i) to increase the number of shares
     covered by the plan to 1,500,000
     shares (after giving effect to the
     proposed reverse stock split) and (ii)
     to extend the expiration date of the
     plan to July 1, 2007                             18,242,946              313,392                  2,544

4)   Proposal, conditioned on approval of
     Vote 2, to amend the 1994 Employee
     Stock Purchase Plan to increase the
     number of shares covered by the plan to
     200,000 shares (after giving effect to
     the proposed reverse stock split).               18,415,385              144,972                  3,085

5)   Proposal, conditioned on approval of
     Vote 2, to amend the 1994 Director
     Stock Option Plan to increase the
     number of shares covered by the plan to
     500,000 shares (after giving effect
     to the proposed reverse stock split).            18,415,365              145,820                  2,515

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.
              ---------

              4.1 Warrant Agreement dated as of January 27, 1998 by and among the Company, American Stock Transfer & Trust Company and Paramount Capital, Inc. Filed herewith.

              4.2 Form of Unit Purchase Option, including Schedule of Holders. Filed herewith.

              10.1  1989 Stock Plan, as amended.  Filed herewith.

              10.2 The 1994 Employee Stock Purchase Plan, as amended. Filed herewith.

              27.1  Financial Data Schedule. Filed herewith

         (b)  Reports on Form 8-K.
              --------------------

              On April 14, 1998, the Company filed a Current Report on Form 8-K dated April 9, 1998 (the "April Form 8-K") relating to the final closing of the 1998 Offering. The report was filed under
              Item 5 and included pro forma financial information at February 28, 1998, adjusted to reflect the 1998 Offering and the exchange of VacTex common stock for common stock and debentures of Aquila described in Note 3 to the Financial Statements. On June 23, 1998, the Company filed an amendment and restatement of the April Form 8-K both to include in the pro forma financial information, pro forma adjustments and pro forma results and to update the information to March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PROCEPT, INC.
                                      (Registrant)




Date: August 13, 1998                 by: /s/ John F. Dee
                                          -------------------------------------
                                          John F. Dee
                                          President and Chief Executive Officer
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number        Description
-------       -----------
4.1           Warrant Agreement dated as of January 27, 1998 by
              and among the Company, American Stock Transfer &
              Trust Company and Paramount Capital, Inc. Filed
              herewith.

4.2           Form of Unit Purchase Option, including Schedule of Holders.
              Filed herewith.

10.1          1989 Stock Plan, as amended.  Filed herewith.

10.2          The 1994 Employee Stock Purchase Plan, as amended. Filed herewith.

27.1          Financial Data Schedule. Filed herewith