Form 10-Q
period 1998-09-30
PROCEPT INC
filed 1998-11-13
CIK 885475

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998


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

                                  YES X  NO
                                     ---   ---


Number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.

            Class                    Outstanding as of November 6, 1998
            -----                    ----------------------------------

Common Stock, $.01 par value                       3,001,832


                        Exhibit Index Appears on Page 20

                                   PROCEPT, INC.

                                       INDEX
                                       -----

                                                                                                   Page No.
                                                                                                   --------
PART I - FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Balance Sheets                                                                     3

                           September 30, 1998 and December 31, 1997

                     Statements of Operations                                                           4

                           Three months and nine months ended September 30, 1998 and 1997

                     Statements of Cash Flows                                                           5

                           Nine months ended September 30, 1998 and 1997

                     Notes to Financial Statements                                                      6

         Item 2.     Management's Discussion and Analysis of Financial                                 12
                     Condition and Results of Operations

         Item 3.     Quantitative and Qualitative Disclosure About Market Risk                         17



PART II - OTHER INFORMATION

         Item 5.     Other Information                                                                 18
         Item 6.     Exhibits and Reports on Form 8-K                                                  18



SIGNATURES                                                                                             19

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                                  PROCEPT, INC.

                                 BALANCE SHEETS
                                 --------------

ASSETS                                                                        September 30, 1998      December 31, 1997
                                                                              ------------------      -----------------
Current assets:
    Cash and cash equivalents                                                      $3,568,890              $535,242
    Marketable securities                                                           2,003,254                    --
    Other current assets                                                               15,406               132,062
    Investment in Aquila (Note 3)                                                     455,313                    --
                                                                                  -----------            ----------
       Total current assets                                                         6,042,863               667,304

Property and equipment, net                                                           235,645               889,258
Deferred financing charges                                                                 --                54,424
Investment in VacTex (Note 3)                                                              --               300,000
Other assets                                                                          197,026               257,026
                                                                                 ------------            ----------
       Total assets                                                                $6,475,534            $2,168,012
                                                                                 ============            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                 $301,643            $1,069,952
    Accrued compensation                                                              138,202               320,463
    Other current liabilities                                                         173,033               142,680
    Current portion of capital lease obligations                                           --                20,231
                                                                                 ------------            ----------
       Total current liabilities                                                      612,878             1,553,326

Deferred rent                                                                         207,624               257,827
Other noncurrent liabilities                                                               --                96,875

Commitments and contingencies

Shareholders' equity:
    Preferred stock, par value $.01 per share; 1,000,000 shares authorized;
       Series A 1 and 30,061 shares designated at September 30, 1998 and
       December 31, 1997, respectively; 0 and 30,060 shares issued and
       outstanding at September 30, 1998 and December 31, 1997, respectively               --                   301
    Common stock, $.01 par value; 30,000,000 shares authorized; 3,001,832 and 196,204 shares issued at September 30, 1998 and December 31,
       1998 respectively                                                               30,018                 1,962
    Additional paid-in capital                                                     66,110,013            62,242,741
    Cumulative dividends on preferred stock                                                --            (4,217,388)
    Accumulated deficit                                                           (60,631,556)          (57,755,775)
    Unrealized gain on investments                                                    158,414                    --
    Treasury stock, at cost; 11,857 shares at September 30, 1998
       and December 31, 1997                                                          (11,857)              (11,857)
                                                                                 ------------           -----------
       Total shareholders' equity                                                   5,655,032               259,984
                                                                                 ------------           -----------
       Total liabilities and shareholders' equity                                  $6,475,534            $2,168,012
                                                                                 ============           ===========


                     The accompanying notes are an integral
                        part of the financial statements.

                                  PROCEPT, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                       Three Months Ended                      Nine Months Ended
                                                          September 30,                          September 30,
                                                   1998                 1997                 1998             1997
                                                   ----                 ----                 ----             ----
Revenues:
     Research and development revenue
         under collaborative arrangements
         with related party                             --             $118,750            $109,375          $389,062
     Revenue from grant                                 --                   --                  --            55,811
     Interest income                               $75,031               23,493             155,530           124,414
                                                ----------          -----------         -----------      ------------

     Total revenues                                 75,031              142,243             264,905           569,287
                                                ----------          -----------         -----------      ------------


Costs and expenses:
     Research and development                      371,958            1,287,328           1,707,256         5,165,693
     General and administrative                    269,666              592,005           1,411,786         2,017,028
     Restructuring charges                              --              220,555             225,000           220,555
     Other                                         (38,444)              10,940            (203,356)           38,541
                                                ----------          -----------         -----------      -----------

Total costs and expenses                           603,180            2,110,828           3,140,686         7,441,817
                                                ----------          -----------         -----------      ------------

Net loss                                          (528,149)          (1,968,585)         (2,875,781)       (6,872,530)

Less:  dividends on preferred stock                     --           (4,217,388)                 --        (4,217,388)
                                                ----------          -----------         -----------      ------------

Net loss available to common shareholders        $(528,149)         $(6,185,973)        $(2,875,781)     $(11,089,918)
                                                ==========          ===========         ===========      ============

Basic and diluted net loss per common share         $(0.18)             $(25.23)             $(1.35)          $(52.12)
                                                ==========          ===========         ===========      ============


Weighted average number of common
     shares outstanding - basic and diluted      3,001,832              245,227           2,126,651           212,780
                                                ==========          ===========         ===========      ============





                     The accompanying notes are an integral
                        part of the financial statements.

                                  PROCEPT, INC.
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                 1998                      1997
                                                                                 ----                      ----
Cash flows from operating activities:
     Net loss                                                                $(2,875,781)             $(6,872,530)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                           525,951                  774,683
         Non-cash related party revenue                                               --                 (112,500)
         Gain on sale of equipment                                              (208,365)                      --
         Savings and retirement plan stock contribution                           43,238                       --
         Stock options issued for consulting services                             12,192                       --
         Changes in operating assets and liabilities:
              Other current assets                                               124,536                   89,165
              Other assets                                                        60,000                 (112,758)
              Accounts payable                                                  (768,309)                 (46,603)
              Accrued compensation                                              (182,261)                  43,674
              Accrued contract research                                               --                    8,703
              Other current liabilities                                           30,353                 (104,092)
              Other noncurrent liabilities                                       (96,875)                 (68,154)
              Deferred rent                                                      (50,203)                      --
                                                                             -----------              -----------
                  Net cash used in operating activities                       (3,385,524)              (6,400,412)
                                                                             -----------              -----------

Cash flows from investing activities:
     Capital expenditures                                                       (319,669)                 (50,214)
     Purchases of marketable securities                                       (2,000,153)                      --
     Proceeds from maturity of marketable securities                                  --                4,006,463
     Decrease in restricted investments                                               --                  469,000
     Proceeds from sale of equipment                                             647,816                       --
                                                                             -----------              -----------
                  Net cash (used in) provided by investing activities         (1,672,006)               4,425,249
                                                                             -----------              -----------

Cash flows from financing activities:
     Principal payments on capital lease obligations                             (20,231)                (497,962)
     Proceeds from issuance of common stock                                           --                      410
     Proceeds from private placement of common stock                           9,802,500                3,005,999
     Expenses from private placement of common stock                          (1,691,091)                (131,381)
     Proceeds from employee stock purchase plan                                       --                   55,201
                                                                             -----------              -----------
                  Net cash provided by financing activities                    8,091,178                2,432,267
                                                                             -----------              -----------

Net change in cash and cash equivalents                                        3,033,648                  457,104
Cash and cash equivalents at beginning of period                                 535,242                1,962,229
                                                                             -----------              -----------
Cash and cash equivalents at end of period                                    $3,568,890               $2,419,333
                                                                             ===========              ===========

Supplemental disclosures and non-cash transactions:

Interest paid                                                                     $5,120                  $25,896
                                                                             ===========              ===========
Stock options issued for consulting services                                     $30,192                      $--
                                                                             ===========              ===========
Savings and retirement plan stock contribution                                   $43,238                      $--
                                                                             ===========              ===========
Dividends on preferred stock                                                         $--               $4,217,388
                                                                             ===========              ===========

                     The accompanying notes are an integral
                        part of the financial statements.

                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION
     ---------------------

Nature of Business
------------------

Procept, Inc. ("Procept" or the "Company") located in Cambridge, MA is a biopharmaceutical company currently engaged in the development of novel drugs with a focus in anti-infectives and immunosuppressants. The Company is also actively seeking the acquisition or inlicense of drug development candidates that would benefit from Procept's expertise in various therapeutic areas.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with FDA government regulations and the ability to obtain financing.

Plan of Operations
------------------

Since its inception in 1985, Procept has devoted its principal efforts to drug discovery and research. Procept has generated no revenue from product sales, has not been profitable since inception, and has incurred an accumulated deficit of $60.6 million through September 30, 1998. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to preclinical and clinical testing, and development of marketing, sales and production capabilities. Procept's future plans will focus on drug development rather than research. The Company is seeking strategic partnering opportunities for its lead compounds to accelerate revenue and minimize the investment required for marketing, sales and production capabilities.

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

The accompanying financial statements for the three-month and nine-month periods ended September 30, 1998 and 1997 are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles. These interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 1998 and 1997. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in

                         NOTES TO FINANCIAL STATEMENTS


conjunction with the audited financial statements for the year ended December 31, 1997 which are contained in the Company's 1997 Annual Report on Form 10-K/A.

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

As part of a unit offering, the Company sold an aggregate of 1,960,500 shares of Common Stock in January, February, and April of 1998 together with five-year Class C Warrants to purchase 1,960,500 shares of Common Stock at an exercise price of $5.00 per share (the "1998 Offering"). The Company completed the 1998 Offering on April 9, 1998 (the "Final Closing Date"). The $5.00 per share exercise price of the Class C Warrants was determined as part of the terms of the 1998 Offering in a negotiation between the Company and the placement agent for the 1998 Offering. The Company did not separately value the Class C Warrants from the Common Stock issued in the 1998 Offering since the resulting accounting treatment for both securities is to record their value in Additional Paid-In Capital within the equity section of the balance sheet. These securities were sold for gross proceeds of $9.8 million. The purchasers in the 1998 Offering are entitled to certain contractual rights requiring contingent additional issuances of Common Stock to the purchasers, (x) based on a formula market price at April 9, 1999, (y) to protect them against future dilutive sales of securities and (z) as a dividend substitute beginning on October 9, 1999. In the event of (i) a liquidation, dissolution or winding up of the Company, (ii) the sale or other disposition of all or substantially all of the assets of the Company, or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity, the purchasers are entitled to receive an amount equal to 140% of such purchaser's investment as a liquidation "preference." Except in the case of a liquidation, dissolution or winding up, such payment will be in the form that equity holders will receive, in the applicable transaction, such as in cash, property or securities of the entity surviving the acquisition transaction. In the event of a liquidation, dissolution or winding up, such payment is contingent upon the Company having available resources to make such payment. These contractual rights will terminate after April 9, 1999 if the Common Stock trades at $15.00 per share or more.

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

On April 13, 1998, VacTex was acquired by Aquila Biopharmaceuticals, Inc. ("Aquila"). The Company's investment in VacTex of 300,000 shares of common stock was converted to 113,674 shares of Aquila common stock and $128,501 principal amount of 7% debentures. As a result, the Company is accounting for its investment in Aquila under Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities" as an available for sale security and marked it to market by recording an unrealized gain of $0.2 million as part of Shareholders' Equity, based on Aquila's common stock closing price on September 30, 1998.

4.   RESTRUCTURING
     -------------

In order to focus its limited resources on PRO 2000, in January 1998 the Company terminated work on all other research programs, except limited preclinical support for its intracellular T-cell enzyme ("DHODH") program, and underwent a significant downsizing, reducing its staff to 10 people. The amount of termination benefits accrued and charged to restructuring costs in the statement of operations for the nine-month period ended September 30, 1998 was $0.2 million. Also, in the fourth quarter of 1997, the Company accrued $0.3 million in restructuring costs. For the three and nine months ended September 30, 1998, the amount of termination benefits paid and charged against the 1998 and 1997 liability was $0.1 million and $0.4 million, respectively. The remaining liability of $0.1 million is expected to be utilized by March 31, 1999. Due to the restructuring and focus on the development of PRO 2000, the Company has sold and plans to continue to sell most of its research and development equipment. For the nine months ended September 30, 1998, the Company received $0.6 million from the sale of equipment and has recorded a $0.2 million gain in other expenses.

                         NOTES TO FINANCIAL STATEMENTS


5.   BASIC AND DILUTED NET (LOSS) PER COMMON SHARE
     ---------------------------------------------

In the quarter ended December 31, 1997, the Company adopted SFAS 128, "Earnings Per Share," which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method. For the three- and nine-month periods ended September 30, 1998, there were no anti-dilutive securities.

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

                                                   Three Months Ended                    Nine Months Ended
                                                     September 30,                          September 30,
                                                1998              1997                  1998            1997
                                                ----              ----                  ----            ----

Net loss                                     $(528,149)        $(1,968,585)         $(2,875,781)      $(6,872,530)

Change in unrealized gain
  on investments                              (146,154)                 --              158,414                --
                                            -----------        ------------        -------------      ------------

Comprehensive loss                           $(674,303)        $(1,968,585)         $(2,717,367)      $(6,872,530)
                                             ==========        ============         ============      ============

              Unrealized gain on investments:
                       Balance at December 31, 1997                                              --
                       Change during the three months ended March 31, 1998                       --
                       Change during the three months ended June 30, 1998                  $304,568
                       Change during the three months ended September 30, 1998             (146,154)
                                                                                           ---------
                       Balance at September 30, 1998                                       $158,414
                                                                                           ========

                         NOTES TO FINANCIAL STATEMENTS


7.   NEW ACCOUNTING STANDARDS
     ------------------------

In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement specifies new guidelines for determining a company's operating segments and related requirements for disclosure. SFAS 131 will become effective for fiscal years beginning after December 15, 1997. The Company does not believe that the adoption will have a material effect.

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

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Accounting for the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities (as defined by SOP 98-5) to be expensed as incurred. This statement has no impact on the Company.

8.  SUBSEQUENT EVENT -- PROPOSED MERGER
    -----------------------------------

On November 2, 1998, Procept entered into a non-binding Letter of Intent ("LOI") to merge with Pacific Pharmaceuticals, Inc. ("Pacific"), a public research and development company engaged in the development of cancer therapies. Both companies will work together to enter into a definitive merger agreement by November 19, 1998. The LOI provides that each of Pacific's shares of common stock (including preferred stock on an as converted basis into common stock) will convert into 0.12 shares of Procept common stock or a total of 2,755,000 Procept shares (of which 1,287,647 shares of Procept common stock to be issued in the merger to the holders of Pacific's preferred stock shall be accompanied by certain contractual rights identical to contractual rights held by purchasers in Procept's 1998 private placement). In addition, Procept has agreed to assume an approximately $7.3 million obligation (payable in common stock of Procept) of Pacific's subsidiary, BG Development Corp., and Procept has agreed to

                         NOTES TO FINANCIAL STATEMENTS


exchange all of Pacific's outstanding warrant, unit purchase option and stock option obligations into like instruments of Procept. The merger remains contingent upon several conditions including (i) satisfactory due diligence by Procept and Pacific; (ii) fairness opinions by independent investment bankers; and (iii) the final approval by both companies' shareholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Overview
--------

Procept, Inc. ("Procept" or the "Company") located in Cambridge, MA is a biopharmaceutical company currently engaged in the development of novel drugs with a focus in anti-infectives and immunosuppressants. The Company is also actively seeking the acquisition or inlicense of drug development candidates that would benefit from Procept's expertise in various therapeutic areas.

PRO 2000 Gel

The lead candidate from the Company's AIDS program, PRO 2000 Gel, is a vaginal, topical microbicide providing protection against HIV infection and other sexually transmitted diseases ("STDs"). In the absence of both an effective HIV vaccine and consistent condom use, vaginal microbicides offer an alternative, female-controlled prevention technology. Estimates by the Joint United Nations Programme on HIV/AIDS and the World Health Organization indicate that 5.8 million new HIV infections occurred in 1997 alone. In addition the New York Times reported that an estimated 10-12 million new cases of STDs occur in the U.S. each year. The momentum for HIV and STD prevention will accelerate as this epidemic becomes more visible. Extensive preclinical studies have shown PRO 2000 Gel is active against HIV-1 and HIV-2. The contraceptive potential of PRO 2000 Gel also has been confirmed in a study in which PRO 2000 Gel blocked fertilization in rabbits. In human trials, 70 healthy female volunteers completed two Phase I clinical trials that showed PRO 2000 Gel to be safe and well tolerated. PRO 2000 Gel was recently selected for safety testing in a human clinical trial supported by the National Institute of Allergy and Infectious Diseases, a unit of the U.S. National Institutes of Health. The U.S. Food and Drug Administration has allowed the study to proceed following review of an Investigational New Drug application filed by Procept. The trial, which will involve women in the U.S. and South Africa, is scheduled to begin in the first quarter of 1999. Additional clinical studies are being discussed with the British MRC.

DHODH

Procept is currently seeking to partner or outlicense its immunosuppressive research program. This program focuses on an intracellular enzyme ("DHODH") that is known to be critical for the activation of the immune response, which may provide target opportunities for treating immune system disorders, such as rheumatoid arthritis, and for preventing transplant rejection. Patent applications have been filed for a series of lead compounds. Procept has also made significant progress in determining the three dimensional structure of the DHODH enzyme.

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

Results of Operations
---------------------

Since its inception in 1985, Procept has devoted its principal efforts to drug discovery and research. Procept has generated no revenues from product sales, has not been profitable since inception, and has incurred an accumulated deficit of $60.6 million through September 30, 1998. The Company is dependent upon research and development collaborations, equity financing and interest on invested funds to provide the working capital required to pursue its intended business activities. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs required to support these efforts. The Company expects to incur significant additional operating losses over the next several years due to its ongoing development efforts and expanded preclinical and clinical testings. The Company's potential for future profitability is dependent on its ability to effectively develop its current pharmaceutical compounds and in-license and develop new pharmaceutical products, as well as obtain regulatory approvals and adequate financing for such products. Future profitability will require that the Company establish agreements for product development, commercialization and sales of its products with corporate sponsors.

Three Months Ended September 30, 1998 and 1997
----------------------------------------------

The Company's total revenues decreased by $0.1 million in the third quarter of 1998 from the same period in 1997, principally as a result of the expiration of the Sponsored Research Agreement with VacTex, Inc. (the "VacTex Agreement"). In the third quarter of 1998, revenues consisted of $75,000 in interest earned on invested funds. In 1997, third quarter revenues consisted of $0.1 million earned under the VacTex Agreement and $23,000 in interest earned on invested funds.

The Company's total operating expenses decreased to $0.6 million in the third quarter of 1998 from $2.1 million during the same period in 1997. Research and development expenses decreased 71% to $0.4 million in the third quarter of 1998 from $1.3 million in the third quarter of 1997. This expense decrease was due primarily to a decrease in personnel in the Company's research and development organization and their related research costs. In order to focus its limited resources on PRO 2000, in January 1998 the Company terminated work on all other research programs, except preclinical support for its intracellular T-cell enzyme ("DHODH") program, and underwent a significant downsizing, reducing its staff to 10 people. General and administrative expenses decreased 61% to $0.2 million in the third quarter of 1998 from $0.6 million in the third quarter of 1997, reflecting a decrease in administrative personnel and continued cost control measures including subleasing activities. Interest expense, included in other expenses, decreased to $600 in the third quarter of 1998 from $11,000 in the third quarter of 1997 as a result of the scheduled completion of the Company's lease financing arrangements. Also included in other expenses in the third quarter of 1998 is a gain of $39,000 from the sale of research and development equipment. Due to the restructuring and focus on the development of PRO 2000, the Company has sold and plans to continue to sell most of its research and development equipment.

Nine Months Ended September 30, 1998 and 1997

The Company's total revenues decreased to $0.3 million in the first nine months of 1998 from $0.6 million during the same period in 1997. In the first nine months of 1998, revenues consisted of $0.1 million earned under the VacTex Agreement and $0.2 million in interest earned on invested funds. In 1997, first nine months revenues consisted of $0.4 million earned under the VacTex Agreement, $0.1 million under a grant from the National Cooperative Drug Discovery Group and $0.1 million in interest earned on invested funds.

The Company's total operating expenses decreased to $3.1 million in the first nine months of 1998 from $7.4 million during the same period in 1997. Research and development expenses decreased 67% to $1.7 million in the first nine months of 1998 from $5.2 million in the same period in 1997, due primarily to a decrease in personnel in the Company's research and development organization and their related research costs. In order to focus its limited resources on PRO 2000, in January 1998 the Company terminated work on all other research programs, except preclinical support for its intracellular T-cell enzyme ("DHODH") program, and underwent a significant downsizing, reducing its staff to 10 people. The amount of termination benefits accrued and charged to restructuring costs in the statement of operations for the nine-month period ended September 30, 1998 was $0.2 million. Also, in the fourth quarter of 1997, the Company accrued $0.3 million in restructuring costs. The amount of termination benefits paid and charged against the 1998 and 1997 liability for the nine months ended September 30, 1998 was $0.4 million. The remaining liability of $0.1 million is expected to be utilized by March 31, 1999.

General and administrative expenses decreased 30% to $1.4 million in the nine months of 1998 from $2.0 million in the first nine months of 1997, reflecting a decrease in administrative personnel and continued cost control measures including subleasing activities. Interest expense, included in other expenses, decreased to $5,000 in the first nine months of 1998 from $39,000 in the first nine months of 1997 as a result of the scheduled completion of the Company's lease financing arrangements. Also included in other expenses in the first nine months of 1998 is a gain of $0.2 million from the sale of research and development equipment. Due to the restructuring and focus on the development of PRO 2000, the Company has sold and plans to continue to sell most of its research and development equipment.

Liquidity and Capital Resources
-------------------------------

At September 30, 1998, the Company's aggregate cash, cash equivalents and marketable securities were $5.6 million, a net increase of $5.0 million since December 31, 1997. The increase in cash is primarily attributable to initial, interim and final closings of the Company's private placement in January, February and April of 1998, which resulted in net proceeds of $8.1 million, offset by $3.4 million used in operations principally to fund research and development activities and $0.3 million invested in property and equipment. Included in cash is $0.6 million from the sale of research and development equipment. Due to downsizing and focus on the development of PRO 2000, the Company plans to continue to sell most of its research and development equipment.

On November 2, 1998, Procept entered into a non-binding Letter of Intent ("LOI") to merge with Pacific Pharmaceuticals, Inc. ("Pacific"), a public research and development company engaged in the development of cancer therapies. Both companies will work together to enter into a definitive merger agreement by November 19, 1998. The LOI provides that each of Pacific's shares of common stock (including preferred stock on an as converted basis into common stock) will convert into 0.12 shares of Procept common stock or a total of 2,755,000 Procept shares (of which 1,287,647 shares of Procept common stock to be issued in the merger to the holders of Pacific's preferred stock shall be accompanied by certain contractual rights identical to contractual rights held by purchasers in Procept's 1998 private placement). In addition, Procept has agreed to assume an approximately $7.3 million obligation (payable in common stock of Procept) of Pacific's subsidiary, BG Development Corp., and Procept has agreed to exchange all of Pacific's outstanding warrant, unit purchase option and stock option obligations into like instruments of Procept. The merger remains contingent upon several conditions including (i) satisfactory due diligence by Procept and Pacific; (ii) fairness opinions by independent investment bankers; and (iii) the final approval by both companies' shareholders.

The Company expects that its current funds and interest income will be sufficient to fund Procept's operations through June 2000. Although management continues to pursue additional funding arrangements, no assurance can be given that such financing will be available to the Company. If the Company is unable to enter into an additional corporate collaboration(s) that produce revenue for the Company, or secure additional financing, the Company's financial condition will be adversely affected. If additional funds are raised by issuing equity securities, further dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders.

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

New Accounting Standards
------------------------

In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement specifies new guidelines for determining a company's operating segments and related requirements for disclosure. SFAS 131 will become effective for fiscal years beginning after December 15, 1997. The Company does not believe that the adoption will have a material effect.

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

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Accounting for the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities (as defined by SOP 98-5) to be expensed as incurred. This statement has no impact on the Company.

Year 2000
---------

The Company has completed its assessment of the potential impact of the year 2000 on its information technology and non-information technology systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs or systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a miscalculation or system failures. Based on the Company's assessment, there is no year 2000 impact on Procept's information technology systems. Operating systems and applications used by the Company are year 2000 compliant. At this time, the Company is not aware of any year 2000 issues relating to its third party vendors. The Company has replaced several non-information technology systems and believes that it is now year 2000 compliant. The cost of year 2000 compliant non-technology information systems was approximately $8,000. The Company's most critical uncertainty relates to its third parties' information technology systems not being year 2000 compliant. This may result in inaccurate information from banks, government agencies, contracted research organizations, vendors, etc. The Company believes it has in place an adequate internal control structure to handle these issues if they were to occur.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

PART II.  OTHER INFORMATION

Item 5.  Other Information.
On November 2, 1998, Procept entered into a non-binding Letter of Intent ("LOI") to merge with Pacific Pharmaceuticals, Inc. ("Pacific"), a public research and development company engaged in the development of cancer therapies. Both companies will work together to enter into a definitive merger agreement by November 19, 1998. The LOI provides that each of Pacific's shares of common stock (including preferred stock on an as converted basis into common stock) will convert into 0.12 shares of Procept common stock or a total of 2,755,000 Procept shares (of which 1,287,647 shares of Procept common stock to be issued in the merger to the holders of Pacific's preferred stock shall be accompanied by certain contractual rights identical to contractual rights held by purchasers in Procept's 1998 private placement). In addition, Procept has agreed to assume an approximately $7.3 million obligation (payable in common stock of Procept) of Pacific's subsidiary, BG Development Corp., and Procept has agreed to exchange all of Pacific's outstanding warrant, unit purchase option and stock option obligations into like instruments of Procept. The merger remains contingent upon several conditions including (i) satisfactory due diligence by Procept and Pacific; (ii) fairness opinions by independent investment bankers; and (iii) the final approval by both companies' shareholders.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.
                  --------

                  3.1 Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on May 19, 1998, effective as of June 1, 1998. Filed as Exhibit 4.4 to Procept's Registration Statement on Form S-8, Commission File No. 333-66885, and incorporated herein by reference.

                  27.1     Financial Data Schedule.  Filed herewith.

                  99.1 Letter of Intent dated November 2, 1998 between Procept, Inc. and Pacific Pharmaceuticals, Inc. Filed herewith.

         (b)      Reports on Form 8-K.
                  -------------------

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PROCEPT, INC.
                                  (Registrant)




Date: November 12, 1998           by:   /s/ John F. Dee
                                        --------------------------------------
                                        John F. Dee
                                        President and Chief Executive Officer
                                        (Principal Accounting Officer)

                                   EXHIBIT INDEX


         Exhibit
         Number                 Description
         -------                -----------

         3.1 Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on May 19, 1998, effective as of June 1, 1998. Filed as
                                Exhibit 4.4 to Procept's Registration Statement on Form S-8, Commission File No. 333-66885, and incorporated herein by reference.

         27.1                   Financial Data Schedule.  Filed herewith.

         99.1 Letter of Intent dated November 2, 1998 between Procept, Inc. and Pacific Pharmaceuticals, Inc. Filed herewith.