Form 10-K405
period 1998-12-31
PROCEPT INC
filed 1999-04-01
CIK 885475

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998

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

                                YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1999 was $14,989,322.

The number of shares of the registrant's common stock outstanding as of March 25, 1999 was 7,296,449.

                      Documents incorporated by reference:
             Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission relative to the
        1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS.

CORPORATE SUMMARY

Procept, Inc., together with its subsidiaries (collectively Procept or the Company) is a biopharmaceutical company currently engaged in the development and commercialization of novel drugs based on biotechnological research. On March 17, 1999, Procept consummated its merger with Pacific Pharmaceuticals, Inc. (Pacific), in which Pacific became a subsidiary of Procept. The combined company will have a product portfolio with a focus in anti-infectives and oncology, including three compounds in human clinical trials that may be candidates for accelerated regulatory approval. Procept continues its search to acquire or in-license drug development candidates to expand its pipeline of potential biopharmaceutical products.

The lead product candidate from Procept's AIDS program, PRO 2000 Gel, is a vaginal microbicide designed to prevent the sexual transmission of human immunodeficiency virus (HIV) and other sexually transmitted disease (STD) pathogens. Procept recently announced that PRO 2000 Gel was shown to protect female monkeys from infection by an AIDS-causing virus in a small study conducted by the British Medical Research Center (MRC). In earlier studies, PRO 2000 Gel protected mice from genital herpes simplex virus type 2 (HSV-2) infection. Laboratory studies have also shown that the product is active against Chlamydia trachomatis and Neisseria gonorrhea, two other important STD pathogens. These promising results offer hope that PRO 2000 Gel could protect women from HIV and STD infections; they also provide support for conducting Phase II and III human clinical studies on an accelerated basis to demonstrate the safety and protective efficacy of the product. Two Phase I clinical trials, completed in 1997, showed that daily intravaginal doses of 4% PRO 2000 Gel are safe and well tolerated in healthy, sexually abstinent women. One of these studies was supported by the British MRC. A larger study to evaluate the safety and acceptability of PRO 2000 Gel in healthy, sexually active women and in HIV-infected women is scheduled to begin shortly in the United States and South Africa, with support from National Institute of Allergy and Infectious Diseases (NIAID). Phase II safety studies are also under discussion with the British MRC. Procept believes that safety data from these trials, coupled with the promising animal protection results, will make PRO 2000 Gel an attractive candidate for testing in a large, government-funded Phase III clinical trial designed to demonstrate safety and protective efficacy.

Pacific and its majority owned subsidiary, BG Development Corp. (BGDC), have three cancer therapies that are candidates for fast-track regulatory approval, two of which are in the human clinical phase of development under Food and Drug Administration (FDA) Investigational New Drug (IND) applications. These therapies include:

   o O(6)-benzylguanine (BG): a chemosensitizer to enhance chemotherapy;
   o Boronated Protoporphyrin Compound (BOPP) for use in photodynamic therapy
     (PDT); and
   o A cancer immunotherapy for the treatment of metastatic cancer.

BG is a biomodulator that may break down tumor resistance to a significant class of commonly used chemotherapeutic agents known as O(6)-alkylating agents. BG inactivates tumor O(6)-alkylguanine-DNA alkyltransferase (AGT), a tumor DNA repair protein, which interferes with the effectiveness of some alkylating agents. Human clinical data show that a correlation exists between low levels of AGT and responsiveness to some treatments. Preclinical animal data demonstrate that treatment with BG increased the anti-tumor activity of some alkylating agents. A

Phase I clinical trial of BG in brain cancer patients has been completed at the Duke University Medical Center (Duke University). This study established the dose of BG at which the levels of tumor AGT protein are depleted by more than 90%. BG is being studied in three other Phase I trials to determine the optimum dose of the O(6)-alkylating agent BCNU that can be combined with the previously determined effective dose of BG. The trials are being sponsored by the National Cancer Institute (NCI) of the NIH under a Cooperative Research and Development Agreement (CRADA) executed between the NCI and Pacific. Following the completion of these trials, a Phase II development program will be conducted in accordance with the CRADA. The Company believes that BG has the potential to expand the indications for O(6)-alkylating agents to other cancers, such as colon, prostate, and breast, which are currently considered unresponsive to those cancer drugs.

The proprietary PDT compound, BOPP, is currently in a Phase I study in brain cancer patients at the Royal Melbourne Hospital, Australia under a United States IND application filed with the FDA in March 1998. PDT is a technology which might be suitable for use in a variety of disorders including cancers, cardiovascular and gastrointestinal disorders, and pre-cancerous conditions such as Barrett's esophagus and cervical dysplasia, but are as yet not proven. Light is used to activate a photosensitizing drug selective to tumor cells, resulting in tumor cell death. The Company believes that BOPP's apparent degree of selectivity to tumor cells and low light activation requirements are a significant competitive advantage and represent attractive properties for use in PDT technology.

The cancer immunotherapy program is based on a unique treatment designed to elicit an immune response against the cancer tumor. The treatment consists of the co-injection of an infrared absorbing dye and an immunoadjuvant directly into a tumor, followed by illumination with an infrared laser. Presentation of preclinical data at a pre-IND meeting with the FDA resulted in an accelerated timetable to enter Phase I/II efficacy clinical trials. Preclinical studies to date have demonstrated a prolonged immune response resulting in the clearance of metastatic tumor. Rechallenge of surviving animals with tumor has resulted in tumor rejection in 100% of the tested survivors.

As a key component of its new corporate strategy, Procept continues to search for additional in-licensing and acquisition candidates in the human clinical phase of development. The Company will manage these technologies through clinical development and regulatory approval to position them for successful commercialization and/or corporate partnerships.

DRUG DEVELOPMENT PROGRAMS

PRO 2000 GEL:  A MICROBICIDE TO PREVENT HIV AND STD INFECTION

PRO 2000 Gel is a topical microbicide designed to prevent the sexual transmission of HIV and other STD pathogens.

Procept believes there is a need for new technologies to prevent the sexual transmission of HIV and other STDs. HIV infection usually leads to AIDS, a severe, life-threatening impairment of the immune system. HIV causes immunosuppression by attacking and destroying T cells, which coordinate much of the network of normal immune responses. The progression from HIV infection to symptomatic disease may take many years. In 1998, the HIV epidemic continued with an estimated 5.8 million new infections worldwide. In addition, The Centers for Disease Control estimates that there are 330 million new cases of other STDs each year worldwide. Despite years of effort, an effective HIV vaccine remains elusive. Male condoms are known to prevent STD transmission, but rates of consistent and correct use are low, perhaps because they are unacceptable for many couples and their use is controlled by the male partner. "Topical microbicides," which are designed to provide a chemical barrier to infection, are an attractive alternative: they are likely to be more acceptable than condoms, and offer women a method they can use to protect themselves. Development of topical microbicides is a high priority for both the United States government and international agencies.

Procept believes that its proprietary antiviral compound PRO 2000 Gel is ideally suited for use as a topical microbicide. PRO 2000 was shown in laboratory studies to be effective at preventing HIV infection of cultured T cells, macrophages, and dendritic cells (dendritic cells are believed to be the first cells infected during sexual transmission). PRO 2000 showed high activity against HIV strains from both the developed and developing world; the virus did not develop resistance to the compound even after prolonged exposure. Preclinical studies also demonstrate that PRO 2000 is active against other STD agents including HSV-2 and Chlamydia trachomatis. In addition to its broad antiviral activity, the compound is straightforward to manufacture, highly stable, odorless and virtually colorless. PRO 2000 Gel has also been formulated for intravaginal use. In preclinical irritation studies, PRO 2000 Gel was shown to be much safer than the marketed vaginal spermicide containing nonoxynol-9. In other preclinical studies, PRO 2000 Gel was shown to be non-mutagenic, non-sensitizing and compatible with latex condoms.

In the last year, collaborators at the Children's Hospital Medical Center, Cincinnati, showed that vaginally applied PRO 2000 Gel can protect mice completely from vaginal HSV infection. Moreover, unlike many other agents, PRO 2000 Gel provided significant protection even when applied up to an hour before exposure to the virus. These results, which were presented at the XII World AIDS Conference in Geneva, provide greater confidence that PRO 2000 Gel will prevent STDs in humans. Genital herpes lesions are a significant public health problem and are believed to promote HIV infection; therefore, preventing the transmission of herpes may assist in the reduction of HIV infection.

The recently completed monkey study extends these results by showing that PRO 2000 Gel can also protect animals from infection by an HIV-like virus. The hybrid simian/human immunodeficiency virus (SHIV) used in the study contains an HIV envelope and a simian immunodeficiency virus (SIV) core, which allows it to infect monkeys. Because it contains HIV elements, the use of SHIV rather than SIV may provide a better indication of PRO 2000 Gel's potential effectiveness against the human virus.

These promising results support accelerated human clinical evaluation of PRO 2000 Gel. Two Phase I clinical trials, completed in 1997, showed that daily intravaginal doses of 4% PRO 2000 Gel were safe and well tolerated in healthy, sexually abstinent women. One of these studies was supported by the MRC. A larger study to evaluate the safety and acceptability of PRO 2000 Gel in healthy, sexually active women and in HIV-infected women is scheduled to begin shortly in the United States and South Africa, with support from NIAID, a unit of the NIH. Phase II safety studies are also under discussion with the MRC. Procept believes that safety data from these trials, coupled with the promising animal protection results, will make PRO 2000 Gel an attractive candidate for testing in a large, government-funded Phase III clinical trial designed to demonstrate safety and protective efficacy.

The Company holds two issued patents on the use of PRO 2000 Gel to prevent HIV infection. Procept recently announced that it has received two Notices of Allowance from the United States Patent and Trademark Office relating to PRO 2000, the Company's lead anti-infective drug candidate. One patent contains composition-of-matter claims covering PRO 2000 and similar compounds, while the other covers the use of a PRO 2000-based vaginal gel formulation for the prevention of pregnancy. A similar contraception patent was independently allowed in South Africa. Additional international patent applications have been filed.

PACIFIC SUBSIDIARY

On March 17, 1999, Procept consummated its merger with Pacific, in which Pacific became a subsidiary of Procept. Pacific is engaged primarily in the development and commercialization of medical products based on biotechnological research regarding the treatment and detection of cancer.

O(6)-BENZYLGUANINE (BG): A CHEMOSENSITIZER TO ENHANCE CHEMOTHERAPY

Pacific's majority owned subsidiary, BGDC, holds an exclusive worldwide license from Pennsylvania State University (Penn State) and others for BG, a series of related compounds and a gene therapy that Procept believes will enhance the effectiveness of a class of currently used chemotherapeutic agents (O(6)-alkylators).

BG and related compounds are small molecules for intravenous administration in the treatment of cancer. Procept believes BG to be capable of destroying the resistance of cancer cells to a class of chemotherapeutic agents, O(6)-alkylating agents. Procept believes that the effectiveness of alkylating chemotherapeutic agents against various tumors such as brain, prostate, colon cancers, melanoma and lymphoma is limited due to the ability of tumor cells to repair the DNA damage caused by the O(6)-alkylating agents, because the DNA repair protein, O(6)-alkylguanine-DNA alkyltransferase (AGT), protects tumor cells by repairing the tumor cell DNA. Procept believes that BG inactivates the AGT protein in a variety of cancers thereby overcoming resistance to the O(6)-alkylating agents.

The treatments for most cancers include surgery, radiation therapy and/or chemotherapy. O(6)-alkylators are chemotherapeutic agents that are primarily used to treat brain cancer, melanoma, lymphoma and certain gastrointestinal cancers. They include carmustine (BCNU), lomustine (CCNU), dacarbazine (DTIC), procarbazine, fomustine, and temozolomide. BCNU, CCNU, fomustine and DTIC remain important in the chemotherapeutic treatment of brain cancer and advanced melanoma. Procarbazine has become an important agent in the treatment of Hodgkin's disease and brain tumors. Temozolomide has shown potential for the treatment of lymphomas, melanoma and brain tumors. In general, although there is a small percentage of patients who have achieved long-term remission, the O(6)-alkylators are generally not considered curative. The critical factor contributing to the poor prognosis is the resistance of cancers to the chemotherapeutic agents.

Tumor cells display a variety of mechanisms of resistance to many drugs. Alkylating agents act by causing damage to the DNA by binding to the O(6)-position of guanine on the DNA strand. AGT is believed to play a significant role in cancer resistance to the O(6)-alkylators by removing this chemical bond. A published study in 226 patients with brain cancer (high-grade astrocytoma) receiving BCNU therapy showed that the patients with low levels of AGT responded better to treatment and had increased survival relative to patients with high levels of AGT. Conversely, the patients with high levels of tumor AGT protein had poor disease prognosis. Since it appears that BG temporarily destroys AGT, Procept believes that BG may reduce the resistance that is commonly observed in cancer cells following treatment with O(6)-alkylating agents.

O(6)-alkylating agents such as BCNU and CCNU are believed to cause a number of different damages to the tumor DNA, including an interstrand cross-link between guanine and cytosine (building blocks of DNA) on the opposite strand. Procept believes that there is a strong correlation between the number of strand cross-links and tumor cells killed. AGT protein protects tumor cells from damage by removing the damage from the O(6)-position of guanine. Procept believes that there are no other proteins involved in the repair process, and that the AGT protein is inactivated in the repair process. Procept believes that BG binds to the AGT protein, thereby blocking the tumor DNA repair and believes that inactivation of the AGT protein in a variety of human tumors by non-toxic doses of BG could render these tumors more sensitive to the cytotoxic effects of O(6)-alkylating agents.

Results of in vitro testing have led to an evaluation of O(6)-alkylating agents in animal tumor models. Upon administration of BG to mice carrying two different human brain tumors prior to the administration of BCNU, 80% and 100% tumor regression was observed compared to 0% and 10% suppression in animals treated with BCNU alone. Combinations of BG and BCNU were also found to be effective in mice bearing human colon cancers, showing 96% tumor regression compared to 35% tumor regression with BCNU alone. Growth inhibition was also observed in a rat prostate model after treatment with BG and BCNU, but was not observed in animals treated with BCNU alone.

A Phase I clinical trial of BG has been completed at Duke University. Procept believes that the study has shown that BG, injected intravenously, crosses the blood-brain barrier and effectively blocks the activity of human brain tumor AGT protein. Procept also believes that the study at Duke University has demonstrated BG to be nontoxic when administered alone, and to be effective in inhibiting over 90% of AGT activity in brain cancer specimens surgically removed from patients 18 hours after the intravenous administration of BG. Three other Phase I Clinical studies at the University of Chicago, Case Western Reserve University and Duke University are examining the use of BG in combination with BCNU in brain, colon and renal cancer. In these studies, BG is administered over a one-hour period by intravenous infusion, followed by an infusion of BCNU one hour after completion of the BG infusion. The trials are being sponsored by the NCI of the NIH under a CRADA executed between the NCI and Pacific. Following the completion of these trials, a Phase II development program will be conducted in accordance with the CRADA. At the conclusion of these Phase I clinical studies, Procept anticipates entering a Phase II efficacy study for BG in brain cancer, followed by studies in other cancers.

Standard therapy with O(6)-alkylating chemotherapeutic agents commonly results in bone marrow suppression. Through the BG license, Procept has also acquired a proprietary gene therapy that may result in the production of an altered AGT protein in bone marrow cells. A gene for an altered AGT protein is introduced to the bone marrow hematopoietic stem cells in vitro, followed by the introduction of the modified stem cells to the host. Procept believes that the concomitant use of an O(6)-alkylating agent plus BG in the presence of the altered AGT protein may result in reduced resistance of the cancer cells with less toxicity to the bone marrow.

In addition to BG, Procept has tested a considerable number of additional compounds for AGT protein inactivation. Procept believes that a number of next generation compounds are effective in inhibiting the activity of tumor AGT protein. Procept also believes that Pacific has a proprietary interest in these compounds. Procept believes that it is possible that these compounds will offer complementary properties to that of BG in further abrogation of cancer resistance to O(6)-alkylating agents.

Four patents including the composition of matter and use for BG and related compounds have been issued to Penn State and licensed to BGDC. Four additional applications provide protection for the next generation compounds. A patent application currently under prosecution is intended to provide protection for the use of gene therapy to introduce AGT mutant into the stem cells.

In September 1998, Pacific paid to Penn State $150,000 as an up-front licensing fee. Penn State will also be due a (i) royalty on sales of licensed products,
(ii) certain performance-based milestones, and (iii) a non-refundable, minimum annual royalty (the Minimum Annual Royalty) equal to $75,000 per year creditable against future milestone payments and third party payments, subject to certain deferrals. The licensing agreement gave Pacific the option to fulfill up to 75% of its obligations, to pay minimum annual royalties or performance milestones through the issuance of a number of shares of Pacific's common stock equal to the cash value of such payments. Pacific is obligated to reimburse the Licensor approximately $200,000 for prior patent costs. Procept may issue shares of its common stock in lieu of those of Pacific. To the extent that Procept or Pacific satisfies any of the obligations through the issuance of shares of its common stock, BGDC will be obligated to reimburse Pacific for fair market value of such common stock.

In 1998, the NIH entered into a CRADA with Pacific under which the NIH will conduct research involving BG and will make available to Pacific (i) all NIH clinical data relating to any potential products incorporating BG developed or generated by the NIH prior to the date of the CRADA and (ii) all subsequent data developed under the CRADA. Pacific is required to pay the NIH $125,000 per year for five years, payable in quarterly installments.

BORONATED PROTOPORPHYRIN COMPOUNDS (BOPP) -- FOR USE IN PHOTODYNAMIC THERAPY
(PDT)

BTI was acquired as a wholly owned subsidiary of Pacific in February 1999. BTI holds a license from the University of California to develop BOPP, a photosensitizing drug for PDT treatment of brain cancer. PDT is an emerging mode of treatment for cancer that uses the combination of light-activated drugs and nonthermal light to achieve selective, photochemical destruction of cancer cells with minimal effect on surrounding normal tissues. PDT typically has two primary components:

       1.     Drug Administration: A light-absorbing dye or other
              "photosensitizing drug" is injected into the patient. (PDT drugs are designed to be "selective," i.e., taken up and retained in cancerous cells while, conversely, quickly clearing from normal cells.

       2. Illumination with Light: After administration of the PDT drug, a laser or other source is used to illuminate the area of treatment with light at the specific wavelength required for absorption by the drug. The light is non-thermal and, similar to the drug, has no therapeutic effect by itself.

The absorption of light energy by the drug generates biochemical reactions which destroy the cancer cells; the reaction is highly controlled and will end upon cessation of the light energy.

The potential advantages of PDT in the treatment of cancer are expected to be as follows:

       o Selectivity: Selective to cancer cells with minimal effect on normal healthy tissue, a significant benefit over chemotherapy and radiation treatment.

       o More Extensive Eradication: Facilitates the treatment of not only the larger, easily identifiable tumors but also other cancerous cells that are in the field of illumination.

       o Controllable: The photosensitizing drugs are inactive until excited by light within their specific absorption band. Photodynamic activity begins only when the drug-saturated cells are exposed to light and ends when the light is terminated.

Among the clinical applications expected for PDT is as an adjunct to surgery; PDT has the potential of increasing the effectiveness of surgery by destroying cancerous cells missed by surgery. In other instances, PDT might serve as an alternative to surgery. PDT may represent a less invasive technique for primary removal of a tumor where surgery is not indicated (for example, inoperable tumors located close to nerves, major blood vessels or other critical tissue). PDT may be integrated with the patient's total treatment regimen, used in combination with or as an alternative to traditional treatment to palliate more advanced disease. Pacific expects that the applications will develop as PDT becomes more proven and the range of clinical utility is demonstrated.

A limited number of drug compounds and systems have been approved by the applicable regulatory agencies both in the United States and internationally. PDT products or systems currently approved for use, however, are limited to treatment of superficial or surface tumors due to inherent limitations in the technologies.

BOPP is currently undergoing a Phase I human clinical trial as a photosensitizing drug for PDT treatment of brain cancer under a company-directed IND. Procept believes, based upon the results of preclinical studies, that BOPP may be useful as a photosensitizing drug for PDT treatment of other tumors. BOPP is also suitable for use in another form of cancer treatment, Boron Neutron Capture Therapy, in which a neutron radiation beam is used instead of light as the activating energy source. However, in this case, the neutron beam causes the disintegration of the boron atoms within BOPP and the release of alpha particles, which are lethal to the cancer cells.

Patents encompassing the BOPP technology have been issued to the Regents of the University of California in the United States, Australia, Ireland and South Africa. Patent applications are pending in Canada, the European Patent Organization, Japan, Norway and Israel. Rights related to the above patents were licensed to BTI under an exclusive license agreement dated July 1, 1992, as amended August 29, 1995 (the UC License Agreement), pursuant to which BTI is obligated to make certain payments.

Preclinical testing of BOPP in the United States and Australia, including testing of the compound with various animal models, has indicated that BOPP has the following advantages over certain existing PDT agents (including hematoporphyrin derivative, or HpD) in the treatment of certain cancers:

       o Selective retention of BOPP in brain tumor models (as much as 200 to 1 in tumors vs. healthy tissue), compared to a 30 to 1 or less for existing known compounds.

       o Intracellular localization in mitochondria (the energy center of the cell) for more efficient tumor cell killing.

       o      Highly water soluble and stable under physiological conditions.

BOPP is selectively taken up in rapidly growing tissues and may find applications in many hyperproliferative disorders, such as vascular and coronary restenosis following angioplasty or bypass surgery, psoriasis and rheumatoid arthritis. PDT therapy is being studied in academic centers for conditions as diverse as acute macular degeneration of the retina, removing microbial contaminants from blood and cleansing bone marrow of leukemic cells.

BTI and Pacific filed an IND application with the FDA in March 1998. Human clinical trials began in May 1998 and BTI and Pacific agreed to target brain cancer for the initial human clinical studies, which is being conducted at the Royal Melbourne Hospital in Melbourne, Australia, in part because one of the world's experts in PDT for the treatment of brain cancer, Dr. Andrew Kaye, will oversee the clinical trials.

CANCER IMMUNOTHERAPY

Pacific has also been developing a proprietary cancer immunotherapy and may initially target breast cancer. Cancer immunotherapy treatment consists of the co-injection of an infrared absorbing dye (photosensitizing drug) and an immunoadjuvant directly into a tumor followed by illumination with an infrared laser. Procept believes that the potential of cancer immunotherapy treatment to destroy metastatic tumors offers an improved methodology for treatment of cancers such as breast, lung and prostate, particularly when in the more advanced stages. Cancer immunotherapy treatment is intended to produce tumor tissue destruction in the primary area of treatment. An important distinction of cancer immunotherapy treatment, however, is that this therapy is also intended to trigger an immune reaction in the patient to complete the destruction of the primary tumor and to also concomitantly destroy any metastases.

Many experts believe that long-term control or elimination of cancer requires the utilization of the patient's own immune surveillance and defense systems. An optimal cancer treatment would be one that fully restores and stimulates the body's normal immunobiological responses against the growth of malignant cells. For reasons not completely understood, the body's immune response in cancer patients is not fully stimulated or developed to the extent necessary to halt the proliferation of malignant cells. Attempts have been made using stimulants (immunoadjuvants) to activate the immune system. However, the use of a nonspecific immunoadjuvant may only "activate" the body's immune system without specifically targeting the cancer cells. Immunotherapy using an immunoadjuvant alone appears to achieve only limited success in the treatment of cancer.

Preclinical studies of cancer immunotherapy treatment conducted with animals indicate that the therapy induces a specific immune response which appears to destroy primary and metastatic tumors, and may provide longer-term protection against recurrence of the cancer. As indicated above, cancer immunotherapy treatment is initiated with the injection of a combination of an infrared absorbing dye and an immunoadjuvant directly into a tumor. The light absorbed by the dye raises the temperature within the tumor and produces photothermal destruction of tumor tissue. This photothermal destruction is only the precursor of what is believed to be the more significant component of cancer immunotherapy therapy, the immune response.

Pacific's scientific collaborators have hypothesized that the immunoadjuvant stimulates an immune response directed against the specific antigen unmasked by the photothermal treatment of the tumor, resulting in an immunological attack against the tumor cell population. Even more significantly, a systemic immune response can also be stimulated, which may destroy tumors distant from the site of treatment, namely metastases. The immune response appears to provide long-term immunity toward the cancer and the prospect for a "true cure."

Preclinical testing of cancer immunotherapy therapy has included treatment of rats inflicted with a sub-surface, chemically-induced breast cancer tumor. The breast cancer model tested, the DMBA-4 cell line, is an extremely challenging model that is characterized by rapid proliferation of the primary tumor and the formation of metastatic tumors throughout the body. Of the untreated rats, 99% die within 30 days of tumor implantation. The model has proven to be unresponsive to traditional treatments, including surgery, chemotherapy, radiation and laser therapy.

With the application of what the principal researchers currently believe to be optimal dosing, cancer immunotherapy treatment has generated success (measured by both tumor eradication and long-term survival) in a proportion of the animals treated. Importantly, tumor eradication appeared to be achieved for both the primary tumor treated, and possibly the metastases which were not directly subject to the injection treatment. This supports the hypotheses that the regression of the metastases has been caused by stimulation of an immune response. Upon rechallenge (reintroduction of tumor cells to the animals subsequent to the original tumor eradication) the "second generation" tumors are also eradicated, indicating the existence of longer-term immunity against cancer.

Presentation of Preclinical data at a pre-IND meeting with the FDA resulted in an accelerated plan to enter Phase I/II efficacy clinical trials. Pacific has targeted breast cancer for the initial human clinical studies, in part, because of the preclinical success achieved with breast cancer studies in animals. Procept is currently reviewing the clinical plan to determine the optimal approach.

Pacific obtained an exclusive worldwide license to the cancer immunotherapy technology in May 1996 under an agreement with Wound Healing of Oklahoma (WHO), a privately held company. The agreement calls for Pacific to pay WHO royalties based on sales of products incorporating the cancer immunotherapy technology, including a minimum royalty of $50,000 per year. Pacific has also entered into a research agreement with WHO under which WHO employees are assisting with the preparation of the IND application to the FDA and performing additional studies to investigate the mechanism of action of cancer immunotherapy.

WHO was assigned the rights by the holders thereof to patent applications encompassing the cancer immunotherapy technology in the United States and the countries covered by the Patent Cooperative Treaty by the holders.

The Company's intentions with respect to the further development of products are forward looking statements, based on current management expectations. Factors that could cause such expectations to change, resulting in the delay or cancellation of the product research programs and related preclinical and clinical studies include the following: the availability of financing for the Company's continued research and development operations; technical risks associated with the development; changes in regulatory requirements; anticipated market acceptance of new drugs; and competitive factors and pricing pressures.

OTHER TECHNOLOGIES

ASPARTATE AMINOTRANSFERASE (AST) TECHNOLOGY -- PERIDONTAL TISSUE MONITOR (PTM)

Pacific holds the rights to a proprietary diagnostic test of periodontitis, known as PTM. PTM is an eye-readable, chairside disposable test designed for use within the dental office to assist practitioners (dentists and periodontists) in the diagnosis of periodontitis and in the monitoring of the effectiveness of their efforts to treat the disease. The PTM works by identifying the enzyme AST which is found in crevicular fluid when cells die.

In June 1997, Pacific received approval from the FDA to begin commercial sales and distribution in the United States of the PTM product. Pacific also had two distribution agreements with Steri-Oss, Inc. for the exclusive distribution of PTM worldwide, except in Japan. To date, there have been no significant sales under the distribution agreements. In addition in 1998, Nobel Biocare AB acquired Steri-Oss, Inc. and decided to terminate the agreement.

Shofu. Inc. of Japan is currently conducting clinical trials of PTM in Japan under a Material Transfer Agreement with Pacific and may decide to market PTM in Japan if the product is ultimately approved by Japanese regulators.

During the quarter ended December 31, 1998, Pacific determined that it would no longer continue to sell its PTM product.

DHODH PROGRAM: INTRACEULLAR T CELL ENZYME INHIBITORS FOR AUTOIMMUNE DISEASES

In 1997, Procept implemented a new research program that focused on an intracellular enzyme dihydroorotate dehydrogenase (DHODH) that is known to be critical for the activation of the immune response, thus making it a possible target for intervention in transplantation and autoimmune disease. Procept made significant progress and achieved a number of important milestones in this program, including the identification of lead compounds with potent enzyme inhibitory properties. Initial studies indicate that several lead compounds also possess oral activity in animal models of immunosuppression. Significant progress has been made in the last year in determining the three-dimensional structure of DHODH, which would be critical in development of second generation compounds. Procept is seeking to out-license this program to a major pharmaceutical or biotechnology company. However, there can be no assurance regarding the success of such out-licensing efforts.

THE VACTEX DRUG DEVELOPMENT PROGRAM -- TB VACCINE

In January 1996, Procept entered into a Sponsored Research Agreement with VacTex, Inc. (VacTex). Under the Sponsored Research Agreement, Procept conducted specified research tasks on behalf of VacTex for which Procept received a combination of cash and equity in VacTex based on the number of full-time equivalent employees of Procept engaged in the research, but subject to maximum cash and stock limits. In order to apply available resources to the PRO 2000 Gel development program, the Company did not seek to renew the Sponsored Research Agreement with VacTex, which expired on January 8, 1998.

On April 13, 1998, VacTex was acquired by Aquila Biopharmaceuticals, Inc. (Aquila). Procept's investment in VacTex of 300,000 shares of common stock was converted to 113,674 shares of Aquila common stock and $128,501 principal amount of 7% debentures. As a result, Procept is accounting for its investment in Aquila under the "Statement of Financial Accounting Standards" (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities" as an available for sale security and marked it to market by recording an unrealized gain of $0.3 million as part of shareholders' equity, based on Aquila's common stock closing price on December 31, 1998.

PRODUCT DEVELOPMENT STRATEGY

Procept and Pacific conduct research and other product development efforts through a combination of internal and collaborative programs. Procept currently does and will rely upon research arrangements with universities, contract research organizations, government institutions and similar institutions, as well as individuals for a significant portion of its product development efforts, particularly for preclinical work being conducted for all of its products under development. Procept expects to increase its internal product development resources in the PRO 2000, BG, BOPP and cancer immunotherapy areas, reflecting Procept's refocus toward the development and commercialization of anti-infectives and oncology. Product development efforts related to the PTM have previously been conducted primarily by Pacific's internal personnel. No further product development work is underway for PTM.

PATENTS AND PROPRIETARY TECHNOLOGY

Procept's policy is to protect its technology by, among other things, filing or causing to be filed on its behalf, patent applications for technology relating to the development of its business. Currently, Procept is awaiting action on various patent applications relating to technology or the uses or products thereof that it owns or that it has licensed.

Procept has been issued United States patents related to its PRO 2000 program and to its small molecule immunosuppressive program. Procept has filed patent applications in the United States relating to (i) compounds and methods for inhibiting immune response, (ii) compounds (which include PRO 2000 Gel) and methods for inhibiting HIV infection and (iii) methods for making compounds that inhibit HIV. Corresponding foreign patent applications have been filed on certain compounds and will be filed on other compounds, as appropriate.

To date, Procept's subsidiary Pacific has received a number of patents, and filed a number of other patent applications, relating to Pacific's technologies in the United States and internationally. Pacific has also benefited from such issuances or filings of others as a licensee.

To protect its right to and to maintain the confidentiality of trade secrets and proprietary information, Procept requires employees, Scientific Advisory Board members, consultants and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with Procept. These agreements prohibit the disclosure of confidential information to anyone outside Procept and require disclosure and assignment to the company of ideas, development, discoveries and inventions made by employees, consultants, advisors and collaborators.

Procept's ability to compete effectively with other companies will depend, in part, on the ability of Procept to maintain the proprietary nature of its technology. Although Procept has been granted, has filed applications for and has licensed a number of patents in the United States and foreign countries, there can be no assurance as to the degree of protection offered by these patents, as to the likelihood that pending patents will be issued or as to the validity or enforceability of any issued patents.

Competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with Procept's ability to make and sell its products. There can be no assurance that other third parties will not assert infringement claims against Procept or that such claims will not be successful. There can also be no assurance that competitors will not infringe Procept's patents. Further, with respect to licensed patents, which, in the case of Procept, represent a significant portion of Procept's proprietary technology, the defense and prosecution of patent suits may not be in Procept's control.

Procept also relies on unpatented proprietary technology that is significant to the development of Procept's technology, and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to Procept's unpatented technology. If Procept is unable to maintain the proprietary nature of its technology, Procept could be adversely affected.

GOVERNMENT REGULATIONS

Regulations imposed by United States, federal, state and local authorities, as well as their counterparts in other countries, are a significant factor in the conduct of the research, development, manufacturing and marketing activities for Procept's proposed products.

Before testing of any compounds with potential therapeutic value in human test subjects may begin, stringent government requirements for pre-clinical data must be satisfied. These data, obtained both from in vivo studies and in vitro studies, are submitted in an Investigational New Drug Application or its equivalent in countries outside the United States where clinical studies are to be conducted. These pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial (Phase
I) studies in human volunteers.

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

At the same time that the human clinical program is being performed, additional non-clinical in vivo studies are also conducted. Expensive, long duration toxicity and carcinogenicity studies are done to demonstrate the safety of drug administration for the extended period of time required for effective therapy. Also, a variety of laboratory and initial human studies are performed to establish manufacturing methods for delivering the drug, as well as stable, effective dosage forms.

All data obtained from a comprehensive development program are submitted in NDA or Product License Application (PLA) to the FDA and the corresponding agencies in other countries for review and approval. Although the FDA policy is to review priority applications within 180 days of their filing, in practice longer times may be required. The FDA also frequently requests that additional information be submitted, requiring significant additional review time. Any proposed product of Procept would likely be subject to demanding and time-consuming NDA or PLA approval procedures in virtually all countries where marketing of the products is intended. These regulations define not only the form and content of safety and efficacy data regarding the proposed product but also impose specific requirements regarding manufacture of the product, quality assurance, packaging, storage, documentation and record keeping, labeling, advertising and marketing procedures.

In addition to the regulations relating specifically to product approval, the activities of Procept, its partners and licensees are subject to laws and regulations regarding laboratory and manufacturing working conditions, handling and disposition of potentially hazardous material, and use of laboratory animals. In many markets, effective commercialization also requires inclusion of the product in national, state, provincial or institutional formularies or cost reimbursement systems.

Completing the multitude of steps necessary before marketing can begin requires the expenditure of considerable resources and can consume a long period of time. Delay or failure in obtaining the required approvals, clearances, permits or inclusions by Procept, its collaborators or its licensees would have an adverse effect on the ability of Procept to generate sales or royalty revenue. In addition, the impact of new or changed laws or regulations cannot be predicted.

In June 1997, Pacific received approval from the FDA to begin commercial sales and distribution in the United States of the PTM product. Pacific also had two distribution agreements with Steri-Oss, Inc. for the exclusive distribution of PTM worldwide, except in Japan. To date, there have been no significant sales under the distribution agreements. In addition in 1998, Nobel Biocare AB acquired Steri-Oss, Inc. and decided to terminate the agreement.

Shofu. Inc. of Japan is currently conducting clinical trials of PTM in Japan under a Material Transfer Agreement with Pacific and may decide to market PTM in Japan if the product is ultimately approved by Japanese regulators.

During the quarter ended December 31, 1998, Pacific determined that it would no longer continue to sell its PTM product.

COMPETITION

The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. Competitors of Procept in the United States and abroad are numerous and include, among others, major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Competition may increase further as a result of potential advances in the commercial application of biotechnology and greater availability of capital for investment in these fields. Acquisitions of competing companies and potential competitors by large pharmaceutical companies or others could enhance financial, marketing and other resources available to such competitors. As a result of academic and government institutions becoming increasingly aware of the commercial value of their research findings, such institutions are more likely to enter into exclusive licensing agreements with commercial enterprises, including competitors of Procept, to market commercial products. There can be no assurance that Procept's competitors will not succeed in developing technologies and products that are more effective than any which are being developed by Procept or which would render Procept's technology obsolete and noncompetitive, or that such competitors will not succeed in obtaining FDA or other regulatory approvals for products more rapidly than Procept.

MANUFACTURING AND MARKETING

Procept engages primarily in the development of biotechnological products, and intends, through marketing agreements, sublicenses or other means, to rely upon relationships with domestic and/or international companies for the marketing of such products. Procept has relied upon contract manufacturers for its products under development and for its limited commercial production requirements to date, although Procept has retained certain quality control and managerial responsibility. Procept may elect to internalize more of the manufacturing and marketing responsibilities at such time as such a strategy is determined to be economically advantageous and as its financial resources and personnel permit such efforts. The commercial success of some of Procept's products (if successfully developed) may, to a large extent, depend upon the manufacturing and marketing efforts of others.

HUMAN RESOURCES

As of March 26, 1999, after giving effect to the Pacific Acquisition, Procept had ten (10) full-time employees, three (3) of whom were engaged in research and development and seven (7) in administration and finance. Procept's executive team includes, John F. Dee, President and Chief Executive Officer; Michael E. Fitzgerald, Vice President, Finance and Chief Financial Officer; Dr. Albert T. Profy, Vice President, Research and Development; and Dr. Nigel J. Rulewski, Vice President, Medical Affairs and Chief Medical Officer. Each of Procept's employees has signed an agreement that prohibits the disclosure of confidential information to anyone outside Procept and requires disclosure and assignment to Procept of ideas, developments, discoveries and inventions made by the employee.

Procept's employees are not covered by a collective bargaining agreement. Procept has never experienced employment-related work stoppage and considers its employee relations to be excellent.

ITEM 2.  PROPERTIES.

Procept's headquarters and research and development facilities are located in Cambridge, Massachusetts. At its 840 Memorial Drive location, Procept leases a total of approximately 41,200 square feet of space, which includes approximately 34,800 square feet of research laboratories. Procept currently subleases substantially all of the laboratory space at its headquarters to start-up pharmaceutical or biotechnology companies. Procept also leases approximately 3,400 square feet of space at 84 Hamilton Street, which includes approximately 1,100 square feet of research laboratories. Procept believes such laboratory space will be adequate for its existing research and drug development activities.

The lease for Pacific will expire April 30, 1999.

ITEM 3. LEGAL PROCEEDINGS.

On October 23, 1997, Commonwealth Associates (Commonwealth) filed a Complaint with the United States District Court for the Southern District of New York naming the Company as a defendant (the Complaint). The Complaint alleges that the Company breached obligations to Commonwealth under the Underwriting Agreement between Commonwealth and the Company dated February 8, 1996, giving Commonwealth a right of first refusal to act as co-lead underwriter or co-managing agent of a public offering or Private Placement of the Company's securities during the period ended August 8, 1997. In the Complaint, Commonwealth seeks aggregate compensatory damages in the amount of $375,000, incidental and consequential damages in an amount to be proven at trial, costs, disbursements and accrued interest and such other and further relief as the court deems proper. The Company served an answer on or about March 16, 1998 denying Commonwealth's allegations and has engaged in substantial discovery. At a court-sponsored mediation held on February 9, 1999, the Company and Commonwealth reached an agreement in principle to settle this matter whereby Commonwealth will agree to dismiss the suit in return for payment of $45,000 in cash and 36,785 shares of the Company's common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

From February 17, 1994, the date of Procept's initial public offering, until March 26, 1998, Procept's common stock was quoted on the Nasdaq National Market under the symbol "PRCT". Since March 27, 1998, Procept's common stock has been quoted on the Nasdaq SmallCap Market under the symbol "PRCT". The following table sets forth the range of high and low closing sale prices for Procept's common stock as reported by the Nasdaq National Market and the Nasdaq SmallCap Market for the periods indicated below. The dollar values in this table have been adjusted to reflect the one-for-ten reverse split of Procept's common stock effected on June 1, 1998 and the one-for-seven reverse split of Procept's common stock effected on October 14, 1997.


                                            High              Low
       1998
       Fourth Quarter                      $3.50            $0.31
       Third Quarter                       $4.06            $0.94
       Second Quarter                     $13.13            $3.63
       First Quarter                      $11.86            $6.25

       1997
       Fourth Quarter                     $31.25           $10.00
       Third Quarter                      $41.58           $21.91
       Second Quarter                     $67.83           $32.83
       First Quarter                     $135.66           $56.91

As of March 25, 1999 there were 899 holders of record. On March 25, 1999 the closing price reported on the Nasdaq SmallCap Market for Procept Common Stock was $3.25.

Dividend Policy

Procept has never paid cash dividends on its common stock and does not anticipate paying such dividends in the foreseeable future. Procept intends to retain any future earnings for use in its business. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 are derived from the Company's financial statements included elsewhere in this Report, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data set forth below as of December 31, 1996, 1995 and 1994 and for the years ended December 31, 1995 and 1994 are derived from audited financial statements not included in this Report. This data should be read in conjunction with the Company's financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this report.

                             SELECTED FINANCIAL DATA

                                                               YEARS ENDED DECEMBER 31,
                                                               ------------------------
                                        1998            1997             1996              1995           1994
                                        ----            ----             ----              ----           ----
                                                           (in thousands, except share data)
Statement of Operations Data:
Revenues                                $330            $781           $2,278            $4,647         $7,571
                                        ----            ----           ------            ------         ------
Costs and expenses:
     Research and development          1,990           6,619            9,925            12,406         11,559
     General and administrative        1,610           2,715            3,176             3,723          3,805
     Restructuring charges (1)           225             460              273                --             --
     Other                             (204)              40              139               230            171
                                       -----              --              ---               ---            ---

     Total costs and expenses          3,621           9,834           13,513            16,359         15,535
                                       -----           -----           ------            ------         ------

Net loss                             (3,291)         (9,053)         (11,236)          (11,712)        (7,964)
Less: accretion of discount on
   preferred stock                        --              --               --                --           (20)
Less: dividends on preferred stock (2)    --         (4,217)               --                --             --
                                          --         -------        ---------         ---------       --------
Net loss available to
   common shareholders              $(3,291)       $(13,270)        $(11,236)         $(11,712)       $(7,984)
                                    ========       =========        =========         =========       ========

Basic and diluted loss per share     $(1.40)        $(63.68)         $(68.16)         $(127.65)       $(98.24)
                                     =======        ========         ========         =========       ========

Weighted average number of
     common shares outstanding     2,347,245         208,371          164,836            91,752         81,271
                                   =========         =======          =======            ======         ======


                                                                   AS OF DECEMBER 31,

                                        1998            1997             1996              1995           1994
                                        ----            ----             ----              ----           ----
                                                                    (in thousands)
Balance Sheet Data:
Cash and cash equivalents             $2,885            $535           $1,962              $565         $7,450
Marketable securities                  2,062              --            4,002             2,006          9,393
Total assets                           6,188           2,168            8,917             6,397         19,704
Capital lease obligations net of
     current portion and other
    non-current liabilities              186             355              456               907            860
Total shareholders' equity             5,397             260            6,316             1,439         12,851
Common stock dividends                    --              --               --                --             --

(1) Restructuring Charges. In September 1996, the Company implemented a restructuring plan that resulted in the elimination of 20 positions, mostly from the research organization, incurring a charge of $273,000. In July 1997, the Company reduced staffing in its research organization through the elimination of six senior positions, incurring a charge of $460,000 for the year ended December 31, 1997. In January 1998, the Company reduced its staff to ten people, incurring a charge of $225,000 for the year ended December 31, 1998.

(2) Dividends on Preferred Stock. In 1997 the Company recorded a preferred stock dividend in the amount of $4,217,000 which reflects the intrinsic value of the beneficial conversion feature based upon the difference between the $26.25 per share fair market value of the Company's common stock on the date of issuance and the $10.90 per share adjusted conversion price.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Procept, Inc. (Procept or the Company) is currently engaged in the development and commercialization of novel drugs based on biotechnological research. On March 17, 1999 Procept consummated its merger with Pacific Pharmaceuticals, Inc. (Pacific) in which Pacific became a subsidiary of Procept. The combined company will have a product portfolio with a focus in anti-infectives and oncology, including three compounds in human clinical trials which may be candidates for accelerated regulatory approval. Procept is continuing its search to acquire or in-license drug development candidates to position itself as a successful biopharmaceutical development company.

RESULTS OF OPERATIONS

Since its inception in 1985, Procept has devoted its principal efforts to drug discovery and research. The Company is now devoting its principal efforts to drug development, human clinical trials, partnership commercialization, and in-licensing efforts. Procept has generated no revenues from product sales, has not been profitable since inception, and has an accumulated deficit of $61.0 million through December 31, 1998. The Company is dependent upon research and development collaborations, equity financing and interest on invested funds to provide the working capital required to pursue its intended business activities. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs required to support these efforts. The Company expects to incur significant additional operating losses over the next several years due to its ongoing development efforts and expanded preclinical and clinical testings. The Company's potential for future profitability is dependent on its ability to effectively develop its current pharmaceutical compounds and in-license and develop new pharmaceutical products, as well as obtain regulatory approvals and adequate financing for such products. Future profitability will require that the Company establish agreements for development, commercialization and sales of its products with corporate sponsors.

Years ended December 31, 1998 and 1997

The Company's 1998 total revenues decreased to $0.3 million from $0.8 million in 1997. In 1998, revenues consisted of $0.1 million earned under the Sponsored Research Agreement with VacTex and $0.2 million in interest earned on invested funds. In 1997, revenues consisted of $0.5 million earned under the VacTex Agreement, $0.1 million under a grant from the National Cooperative Drug Discovery Group and $0.1 million in interest earned on invested funds. The decrease in revenue from VacTex is the result of the Company not renewing the Sponsored Research Agreement in order to apply available resources to the PRO 2000 Gel development program.

The Company's 1998 total operating expenses decreased to $3.6 million from $9.8 million in 1997. Research and development expenses decreased 70% to $2.0 million in 1998 from $6.6 million in 1997, due primarily to a decrease in personnel in the Company's research and development organization and their related research costs. In order to focus its limited resources on PRO 2000 Gel, in January 1998 the Company terminated work on all other research programs, except preclinical support for its intracellular T-cell enzyme (DHODH) program, and underwent a significant downsizing, reducing its staff to 10 people. The amount of termination benefits accrued and charged to restructuring costs in the statement of operations for the year ended December 31, 1998 was $0.2 million. Also in 1997, the Company accrued $0.5 million in restructuring costs. The amount of termination benefits paid and charged against the 1998 and 1997 liability for the year ended December 31, 1998 was $0.4 million. The remaining liability of $0.1 million is expected to be utilized by March 31, 1999.

General and administrative expenses for 1998 decreased 41% to $1.6 million from $2.7 million in 1997, reflecting a decrease in administrative personnel and continued cost control measures including subleasing of its facility. Interest expense, included in other expenses, decreased to $5,000 in 1998 from $40,000 for 1997 as a result of the scheduled completion of the Company's equipment lease financing arrangements. Also included in other expenses in 1998 is a gain of $0.2 million from the sale of research and development equipment. Due to the restructuring and focus on the development of PRO 2000 Gel, the Company has sold and plans to continue to sell most of its research and development equipment.

Years ended December 31, 1997 and 1996

The Company's 1997 total revenues decreased to $0.8 million from $2.3 million in 1997, principally as a result of the scheduled completion of the Sandoz Agreement. In 1997, revenues consisted of $0.5 million earned under the VacTex Agreement, $0.1 million under a grant from the National Cooperative Drug Discovery Group and $0.1 million in interest earned on invested funds. In 1996, revenues consisted of $1.3 million earned under the Sandoz Agreement, $0.6 million earned under the Sponsored Research Agreement with VacTex and $0.4 million in interest earned on invested funds.

The Company's 1997 total operating expenses decreased to $9.8 million from $13.5 million in 1997, principally as a continuing result of a decrease in personnel in the Company's research and development organization and their related research costs. General and administrative expenses decreased 15% to $2.7 million in 1997 from $3.2 million in 1996 as a result of a $0.1 million savings from a decrease in administrative personnel as well as a savings of $0.4 million from cost control measures. In 1997, the Company restructured its operations resulting in an expense charge of $0.5 million consisting of salary and benefit costs relating to the restructuring. Interest expense decreased 71% to $40,000 in 1997 from $0.1 million in 1996 as a result of the scheduled completion of many of the Company's lease financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception in 1985, through December 31, 1998, the Company has financed its operations from the sale of $67.8 million of its securities, the receipt of $29.4 million under collaborative research agreements and $2.9 million in interest income. At December 31, 1998, the Company's aggregate cash, cash equivalents and marketable securities were $4.9 million, as compared with $0.5 million at December 31, 1997, an increase of $4.4 million.

For the year ended December 31, 1998, the Company's increase in cash of $2.3 million is primarily attributable to initial, interim and final closings of the Company's private placement in January, February and April of 1998, which resulted in net proceeds of $8.1 million, offset by $3.9 million used in operations principally to fund research and development activities, $0.3 million invested in property and equipment, $2.0 million used to purchase marketable securities and $0.2 million in deferred financing costs related to the merger with Pacific. Included in cash is the proceeds of $0.7 million from the sale of research and development equipment. Due to downsizing and focus on the development of PRO 2000 Gel, the Company plans to continue to sell most of its research and development equipment.

On March 17, 1999, Procept acquired Pacific under an Agreement and Plan of Merger (the Merger Agreement) dated December 10, 1998. Pacific is engaged in the development of cancer therapies and based in San Diego, California. The acquisition of Pacific was accounted for under the purchase accounting method. Pursuant to the Merger Agreement, each share of Pacific common stock (including preferred stock on an as converted basis into common stock) converted into approximately 0.11 shares of Procept common stock or a total of 2,755,000 Procept shares, and an additional 414,584 Procept shares were issued to holders of Pacific's preferred stock for a total of 3,169,584 Procept shares (of 1,558,587 shares of Procept common stock issued in the merger to the holders of Pacific's preferred stock were accompanied by certain contractual rights identical to contractual rights held by purchasers in Procept's 1998 private placement). In addition, Procept assumed an approximately $7.3 million obligation (payable in cash or Procept common stock) of Pacific's subsidiary, BGDC, and Procept exchanged all Pacific's outstanding warrant, unit purchase option and stock option obligations into approximately 1,773,078 like instruments of Procept. As a result of the merger with Pacific, Procept also issued approximately 1,036,659 shares of its common stock to purchasers in Procept's 1998 private placement and certain other stockholders pursuant to certain contractual anti-dilution rights.

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

The Company's expectations regarding its rate of spending and the sufficiency of its cash resources over future periods are forward-looking statements. The rate of spending and sufficiency of such resources will be affected by numerous factors including the rate of planned and unplanned expenditures by the Company and the execution of new collaboration agreements for the Company's research and development programs. Other important factors that may affect achieving the Company's strategic goals and other forward-looking statements are set forth in
Exhibit 99.1.

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

RECENTLY ISSUED FINANCIAL AND ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not believe that the adoption will have a material effect on the Company.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Accounting for the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires all costs of start-up activities (as defined by SOP 98-5) to be expensed as incurred. This statement has no impact on the Company.

YEAR 2000

The Company has completed its assessment of the potential impact of the year 2000 on its information technology and non-information technology systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs or systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a miscalculation or system failures. Based on the Company's assessment, there is no year 2000 impact on Procept's information technology systems. Operating systems and applications used by the Company are year 2000 compliant. At this time, the Company is not aware of any year 2000 issues relating to its third party vendors. The Company has replaced several non-information technology systems and believes that it is now year 2000 compliant. The cost of year 2000 compliant non-technology information systems was approximately $8,000. The Company's most critical uncertainty relates to its third parties' information technology systems not being year 2000 compliant. This may result in inaccurate information from banks, government agencies, contracted research organizations, vendors, etc. The Company believes it has in place an adequate internal control structure to handle these issues if they were to occur. The Company is in the process of developing a contingency plan and expects it to be completed in the second half of 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

In January 1997, the Securities and Exchange Commission issued Financial Reporting Release 48 (FRR 48), "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information About Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." FRR 48 requires disclosure of qualitative and quantitative information about market risk inherent in derivative financial instruments, other financial instruments, and derivative commodity instruments beyond those already required under generally accepted accounting principles. The Company is not a party to any of the instruments discussed in FRR 48 and considers its market risk to be minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page(s)

Report of Independent Accountants                                          23

Balance Sheets as of December 31, 1998 and 1997                            24

Statements of Operations for the years ended
       December 31, 1998, 1997 and 1996                                    25

Statements of Comprehensive Income (Loss) for the
       years ended December 31, 1998, 1997 and 1996                        25

Statements of Shareholders' Equity for the years
       ended December 31, 1998, 1997 and 1996                              26

Statements of Cash Flows for the years ended
       December 31, 1998, 1997 and 1996                                    27

Notes to Financial Statements                                              28

Financial statement schedules have been omitted since they are not required or are inappropriate.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Board of Directors and
Shareholders of Procept, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, comprehensive income (loss), shareholders' equity and cash flows present fairly, in all material respects, the financial position of Procept, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                  /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 17, 1999

                                  PROCEPT, INC.

                                 BALANCE SHEETS

                                ----------------

                                                                                       December 31
                                                                                       -----------
ASSETS                                                                           1998                   1997
                                                                                 ----                   ----
Current assets:
    Cash and cash equivalents                                               $2,885,165                $535,242
    Marketable securities (Note C)                                           2,003,755                      --
    Accounts receivable from VacTex (Note G)                                        --                  81,951
    Investment in Aquila (Note G)                                              568,988                      --
    Prepaid expenses and other current assets                                  182,925                  50,111
                                                                            ----------              ----------
       Total current assets                                                  5,640,833                 667,304

Property and equipment, net (Notes D and J)                                    180,452                 889,258
Deferred charges (Note E)                                                      176,025                  54,424
Deposits (Note J)                                                              190,615                 250,615
Investment in VacTex (Note G)                                                       --                 300,000
Other assets                                                                        --                   6,411
                                                                            ----------              ----------
       Total assets                                                         $6,187,925              $2,168,012
                                                                            ==========              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
    Accounts payable                                                          $268,815              $1,069,952
    Accrued compensation                                                        54,511                 320,463
    Accrued professional services                                              185,604                 142,680
    Other current liabilities                                                   96,875                      --
    Current portion of capital lease obligations  (Note J)                          --                  20,231
                                                                            ----------              ----------
       Total current liabilities                                               605,805               1,553,326

Deferred rent (Note J)                                                         185,615                 257,827
Other noncurrent liabilities                                                        --                  96,875

Commitments and contingencies (Notes G and J)

Shareholders' equity (Note E):
    Preferred stock, par value $.01 per share; 1,000,000 shares authorized:
       Series A, 1 and 30,061 shares designated at December 31, 1998 and 1997, respectively; 0 and 30,060 shares issued and outstanding at
       December 31, 1998 and 1997, respectively                                     --                     301
    Common stock, $.01 par value; 30,000,000 shares authorized;
       3,001,832 and 196,204 shares issued at December 31, 1998
       and 1997, respectively                                                   30,018                   1,962
    Additional paid-in capital                                              70,458,992              62,242,741
    Deferred compensation                                                      (88,716)                     --
    Cumulative dividends on preferred stock (Note E)                        (4,217,388)             (4,217,388)
    Accumulated deficit                                                    (61,047,132)            (57,755,775)
    Accumulated other comprehensive income (Note F)                            272,588                      --
    Treasury stock, at cost; 1,186 shares at
       December 31, 1998 and 1997, respectively                                (11,857)                (11,857)
                                                                            ----------              ----------
       Total shareholders' equity                                            5,396,505                 259,984
                                                                            ----------              ----------
       Total liabilities and shareholders' equity                           $6,187,925              $2,168,012
                                                                            ==========              ==========

                     The accompanying notes are an integral
                        part of the financial statements.

                                  PROCEPT, INC.

                            STATEMENTS OF OPERATIONS

                                 --------------

                                                                       for the years ended December 31,
                                                                       --------------------------------
                                                               1998                 1997                1996
                                                               ----                 ----                ----
Revenues:
   Research and development revenue
     under collaborative agreements
     (Note G)                                                     $--                  $--          $1,275,000
   Research and development revenue
     under collaborative agreements
     from related party (Note G)                              109,375              519,552             562,500
   Revenue from grant (Note G)                                     --              113,854                  --
   Interest income                                            220,590              147,766             440,075
                                                          -----------         ------------        ------------

         Total revenues                                       329,965              781,172           2,277,575
                                                          -----------         ------------        ------------

Costs and expenses:
   Research and development
     (Notes G and J)                                        1,990,640            6,618,836           9,925,315
   General and administrative                               1,610,078            2,714,678           3,176,136
   Restructuring charges (Note A)                             225,000              459,969             273,324
   Other (income) expenses, net                              (204,396)              40,264             138,560
                                                          -----------         ------------        ------------

         Total costs and expenses                           3,621,322            9,833,747          13,513,335
                                                          -----------         ------------        ------------

Net loss                                                   (3,291,357)          (9,052,575)        (11,235,760)
Less:  dividends on preferred stock (Note E)                       --           (4,217,388)                 --
                                                          -----------         ------------        ------------
Net loss available to common shareholders                 $(3,291,357)        $(13,269,963)       $(11,235,760)
                                                          ===========         ============        ============

Basic and diluted net loss per common share                   $(1.40)              $(63.68)            $(68.16)
                                                              =======              ========            =======

Weighted average number of common
   shares outstanding - basic and diluted                   2,347,245              208,371             164,836
                                                            =========              =======             =======


                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 --------------

                                                                       for the years ended December 31,
                                                                       --------------------------------
                                                               1998                 1997                1996
                                                               ----                 ----                ----
Net loss                                                  $(3,291,357)         $(9,052,575)       $(11,235,760)

Other comprehensive income (loss):
   Unrealized gain (loss) on investments                      272,588                4,838              (5,926)
   Income tax expense related to items of
     other comprehensive income (loss)                             --                   --                  --
                                                          -----------        -------------        ------------
Comprehensive loss, net of tax                            $(3,018,769)         $(9,047,737)       $(11,241,686)
                                                          ===========        =============        ============

                     The accompanying notes are an integral
                        part of the financial statements.

                                                                         Procept, Inc.
                                                              Statements of Shareholders' Equity
                                                     For the Years Ended December 31, 1998, 1997 and 1996
                                                                    ----------------------

                                                 Common Stock     Preferred Stock Series A  Additional                   Receivable
                                                 ------------     ------------------------    Paid-in     Deferred          From
                                              Shares   Par Value    Shares     Par Value      Capital   Compensation  Sale of Stock
                                              ------   ---------    ------     ---------      -------   ------------  -------------

Balance at December 31, 1995                  92,515       $925                             $38,946,490                   $(42,107)
   Employee stock purchase plan                  857          8                                  96,758                         --
   Issuance from secondary offering           33,571        336                               5,263,162                         --
   Issuance from private placement            67,690        677                              11,578,403                         --
   Payment of costs of financings                 --         --                                (855,673)                        --
   Exercise of stock options                     801          8                                  66,073                    (50,150)
   Unrealized loss on securities for sale         --         --                                      --                         --
   Collection on receivable from sale of
     stock                                        --         --                                      --                     19,015
   Issuance of common stock warrants              --         --                                     220                         --
   Net loss                                       --         --                                      --                         --
                                           ---------    -------                             -----------                   --------


Balance at December 31, 1996                 195,434      1,954                              55,095,433                    (73,242)
   Employee stock purchase plan                  764          8                                  55,192                         --
   Exercise of stock options                       6         --                                     410                         --
   Issuance from private placement            85,333        853                               2,799,147                         --
   Payment of private placement costs             --         --                                (131,382)                        --
   Conversion of note payable and
    common stock to preferred stock          (85,333)      (853)      30,060      $301          206,553                         --
   Cancellation of notes receivable               --         --           --        --               --                     73,242
   Dividends on preferred stock                   --         --           --        --        4,217,388                         --
   Maturity of marketable securities              --         --           --        --               --                         --
   Net loss                                       --         --           --        --               --                         --
                                           ---------    -------      -------     -----      -----------                   --------


Balance at December 31, 1997                 196,204      1,962       30,060       301       62,242,741                         --
   Issuance from private placement         1,960,500     19,605           --        --        9,782,895                         --
   Payment of private placement costs             --         --           --        --       (1,764,131)                        --
   Conversion of preferred stock to
     common stock                            841,680      8,417      (30,060)     (301)          (8,116)                        --
   Common stock contribution to savings
     and retirement plan                       3,448         34           --        --           43,203                         --
   Stock options issued for services              --         --           --        --           58,537                         --
   Deferred compensation related to stock
     options                                      --         --           --        --          103,863    $(103,863)           --
   Amortization of deferred compensation          --         --           --        --               --       15,147            --
   Unrealized gain on investments                 --         --           --        --               --           --            --
   Net Loss                                       --         --           --        --               --           --            --
                                           ---------    -------      -------     -----      -----------    ---------      --------
Balance at December 31, 1998               3,001,832    $30,018           --     $  --      $70,458,992     $(88,716)     $     --
                                           =========    =======      =======     =====      ===========    =========      ========


                                             Cumulative                      Accumulated
                                             Dividends                          Other                    Total
                                           on Preferred       Accumulated   Comprehensive  Treasury  Shareholders'
                                              Stock            Deficit           Income      Stock        Equity
                                           -------------      -----------   -------------  --------  -------------

Balance at December 31, 1995                                 $(37,467,440)       $1,088                 $1,438,956
   Employee stock purchase plan                                        --            --                     96,766
   Issuance from secondary offering                                    --            --                  5,263,498
   Issuance from private placement                                     --            --                 11,579,080
   Payment of costs of financings                                      --            --                   (855,673)
   Exercise of stock options                                           --            --                     15,931
   Unrealized loss on securities for sale                              --        (5,926)                    (5,926)
   Collection on receivable from sale of
     stock                                                             --            --                     19,015
   Issuance of common stock warrants                                   --            --                        220
   Net loss                                                   (11,235,760)           --                (11,235,760)
                                                             ------------      --------                -----------


Balance at December 31, 1996                                  (48,703,200)       (4,838)                 6,316,107
   Employee stock purchase plan                                        --            --                     55,200
   Exercise of stock options                                           --            --                        410
   Issuance from private placement                                     --            --                  2,800,000
   Payment of private placement costs                                  --            --                   (131,382)
   Conversion of note payable and
    common stock to preferred stock                                    --            --                    206,001
   Cancellation of notes receivable                                    --            --     $(11,857)       61,385
   Dividends on preferred stock              $(4,217,388)              --            --           --            --
   Maturity of marketable securities                  --               --         4,838           --         4,838
   Net loss                                           --       (9,052,575)           --           --    (9,052,575)
                                             -----------     ------------      --------     --------   -----------


Balance at December 31, 1997                  (4,217,388)     (57,755,775)           --      (11,857)      259,984
   Issuance from private placement                    --               --            --           --     9,802,500
   Payment of private placement costs                 --               --            --           --    (1,764,131)
   Conversion of preferred stock to
     common stock                                     --               --            --           --            --
   Common stock contribution to savings
     and retirement plan                              --               --            --           --        43,237
   Stock options issued for services                  --               --            --           --        58,537
   Deferred compensation related to stock
     options                                          --               --            --           --            --
   Amortization of deferred compensation              --               --            --           --        15,147
   Unrealized gain on investments                     --               --       272,588           --       272,588
   Net Loss                                           --       (3,291,357)           --           --    (3,291,357)
                                             -----------     ------------      --------     --------   -----------
Balance at December 31, 1998                 $(4,217,388)    $(61,047,132)     $272,588     $(11,857)   $5,396,505
                                             ===========     ============      ========     ========    ==========

                     The accompanying notes are an integral
                        part of the financial statements

                                  PROCEPT, INC.
                            STATEMENTS OF CASH FLOWS

                                  -------------

                                                                            for the years ended December 31,
                                                                            --------------------------------
                                                                       1998                1997             1996
                                                                       ----                ----             ----
Cash flows from operating activities:
   Net loss                                                       $(3,291,357)        $(9,052,575)    $(11,235,760)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                    449,808           1,057,952        1,234,448
     Non-cash related party revenue                                        --            (150,000)        (150,000)
     Compensation expense associated with cancellation
      of notes receivable                                                  --             112,789               --
     Gain on sale of equipment                                       (209,439)            (40,895)              --
     Savings and retirement plan stock contribution                    43,237                  --               --
     Compensatory stock and stock option expense                       73,684                  --               --
     Gain on sale of marketable securities                                 --                  --           (1,359)
   Changes in operating assets and liabilities:
     Accounts receivable                                               81,951              90,861         (163,868)
     Prepaid expenses and other current assets                        (51,302)             61,126           36,274
     Deposits                                                          60,000            (114,640)          10,000
     Other assets                                                       6,411              (6,627)         (18,243)
     Accounts payable                                                (801,137)            296,451         (115,199)
     Accrued compensation                                            (265,952)            197,751          (71,403)
     Accrued contract research                                             --            (438,513)          21,160
     Accrued professional services                                     42,924             (53,930)         (54,210)
     Other current liabilities                                         96,875                  --               --
     Deferred revenue                                                      --                  --       (1,275,000)
     Deferred rent                                                    (72,212)            (27,702)          12,390
     Other noncurrent liabilities                                     (96,875)            (53,125)         150,000
                                                                  -----------         -----------     ------------
         Net cash used in operating activities                     (3,933,384)         (8,121,077)     (11,620,770)
                                                                  -----------         -----------     ------------

Cash flows from investing activities:
     Capital expenditures                                            (319,669)            (84,010)        (297,888)
     Proceeds from sale of equipment                                  706,594              40,895               --
     Proceeds from sale of marketable securities                           --                  --        2,004,070
     Proceeds from maturity of marketable securities                       --           4,006,463        3,000,000
     Purchase of marketable securities                             (2,000,155)                 --       (6,989,032)
     Decrease in restricted investment                                     --             469,000           53,000
     Merger costs                                                    (176,025)                 --               --
                                                                  -----------         -----------     ------------
         Net cash (used in) provided by investing activities       (1,789,255)          4,432,348       (2,229,850)
                                                                  -----------         -----------     ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                --                  --        5,282,514
     Payment of common stock financing costs                               --                  --         (855,673)
     Proceeds from exercise of common stock options                        --                 410           15,931
     Proceeds from employee stock purchase plan                            --              55,200           96,766
     Proceeds from issuance of warrants                                    --                  --              220
     Proceeds from private placement of stock                       9,802,500           2,800,000       11,579,080
     Payment of private placement securities costs                 (1,709,707)           (131,382)              --
     Payment on note payable                                               --                  --         (115,851)
     Proceeds from note payable                                            --             206,001               --
     Deferred financing charges paid                                       --             (54,424)         152,773
     Principal payments on capital lease obligations                  (20,231)           (614,063)        (908,432)
                                                                  -----------         -----------     ------------
         Net cash provided by financing activities                  8,072,562           2,261,742       15,247,328
                                                                  -----------         -----------     ------------

Net change in cash and cash equivalents                             2,349,923          (1,426,987)       1,396,708
Cash and cash equivalents at beginning of year                        535,242           1,962,229          565,521
                                                                  -----------         -----------     ------------
Cash and cash equivalents at end of year                           $2,885,165            $535,242       $1,962,229
                                                                  ===========         ===========     ============

Supplemental disclosure of cash flow information:
     Interest paid                                                     $5,184             $27,609         $146,772
                                                                  ===========         ===========     ============
     Unrealized gain (loss) on securities available for sale         $272,588                  --          $(5,926)
                                                                  ===========         ===========     ============

Supplemental disclosure of non-cash transactions:
     Preferred stock converted to common stock                        $ 8,417                  --               --
                                                                  ===========         ===========     ============
     Common stock converted to preferred stock                             --          $2,800,000               --
                                                                  ===========         ===========     ============
     Savings and retirement plan stock contribution                   $43,237                  --               --
                                                                  ===========         ===========     ============
     Stock options issued for services                                $73,684                  --               --
                                                                  ===========         ===========     ============
     Note payable converted to preferred stock                             --            $206,001               --
                                                                  ===========         ===========     ============
     Common stock received in exchange for cancellation of
       notes receivable                                                    --             $11,857               --
                                                                  ===========         ===========     ============
     Preferred stock dividends                                             --         $ 4,217,388               --
                                                                  ===========         ===========     ============

                     The accompanying notes are an integral
                        part of the financial statements.

                                  PROCEPT, INC.
                          NOTES TO FINANCIAL STATEMENTS

A.       Nature of Business

         Procept, Inc. (Procept or the Company), located in Cambridge, MA, is currently engaged in the development and commercialization of novel drugs based on biotechnological research. As discussed more fully in Note K, on March 17, 1999, Procept consummated its merger with Pacific Pharmaceuticals, Inc. (Pacific) in which Pacific became a subsidiary of Procept. The combined company will have a product portfolio with a focus in anti-infectives and oncology, including three compounds in human clinical trials which may be candidates for accelerated regulatory approval. Procept is continuing its search to acquire or in-license drug development candidates to position itself as a successful biopharmaceutical development company.

         The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with FDA government regulations and the ability to obtain financing.

         Plan of Operations

         Since its inception in 1985, Procept has devoted its principal efforts to drug discovery and research. The Company is now devoting its principal efforts to drug development, human clinical trials, partnership commercialization, and in-licensing efforts.

         Procept has generated no revenue from product sales, has not been profitable since inception, and has incurred an accumulated deficit of $61.0 million through December 31, 1998. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from associated administrative costs. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to preclinical and clinical testing, and development of marketing, sales and production capabilities. Procept's future plans will focus on drug development rather than research. The Company is seeking strategic partnering opportunities for its lead compounds to accelerate revenue and minimize the investment required for marketing, sales and production capabilities.

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

         In 1997, the Company further reduced staffing in its research organization through the elimination of six senior research positions and the departure of one executive. The amount of termination benefits accrued and charged to restructuring costs in the statement of operations for the year ended December 31, 1997 was $0.5 million. The amount of termination benefits paid and charged against the liability for the year ended December 31, 1997 was $0.2 million.

         In order to focus its limited resources on PRO 2000 Gel, in January 1998 the Company terminated work on all other research programs and underwent a significant downsizing, reducing its staff to 13 people. The amount of termination benefits accrued and charged to

                                 PROCEPT, INC.
                          NOTES TO FINANCIAL STATEMENTS

         restructuring costs in the statement of operations for the year ended December 31, 1998 was $0.2 million. The amount of termination benefits paid and charged against the liability for the years ended December 31, 1998 and 1997, was $0.4 million. The remaining liability of $0.1 million is expected to be utilized by March 31, 1999. Due to the restructuring and focus on development of PRO 2000 Gel, the Company has sold and plans to continue to sell most of its research and development equipment. For the year ended December 31, 1998, the Company received $0.7 million from the sale of equipment and has recorded a $0.2 million gain in other expenses.

B.       Summary of Significant Accounting Policies

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

         Cash Equivalents and Marketable Securities

         The Company considers all short-term investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents, all short-term investments with a scheduled maturity date of less than 12 months at the balance sheet date are considered to be current marketable securities, and all investments purchased with a scheduled maturity date greater than 12 months at the balance sheet date are noncurrent marketable securities.

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

                                 PROCEPT, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

         Financial Instruments

         Cash, cash equivalents and marketable securities are financial instruments which potentially subject the Company to concentrations of credit risk. The Company invests its excess cash in United States Government securities and money market instruments.

         Comprehensive (Loss) Income

         In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income," which is effective for periods beginning after December 15, 1997. The statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The statement requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted SFAS 130 in the accompanying financial statements.

         Business Segments

         In June 1997, the Financial Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," superseding SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial statements. It also requires disclosures about products and services, geographic areas and major customers.

         The Company is in the business of development and commercialization of novel drugs based on biotechnological research. The Company evaluated its business activities that are regularly reviewed by the executive management team and the Board of Directors for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one operating segment and, accordingly, one reportable segment. The adoption of SFAS 131 did not affect the results of operations, financial position, or require the disclosure of segment information since the Company has one reportable segment.

                                 PROCEPT, INC.
                          NOTES TO FINANCIAL STATEMENTS

         New Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Company does not believe that the adoption will have a material affect on the Company.

         In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Accounting for the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires all costs of start-up activities (as defined by SOP 98-5) to be expensed as incurred. This statement has no impact on the Company.

         Basic and Diluted Net (Loss) Per Common Share

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

         For the years ended December 31, 1998 and 1996, the Company had stock options and stock warrants outstanding that were anti-dilutive (see Note E). For the year ended December 31, 1997, the Company had convertible preferred stock, stock options and stock warrants outstanding that were anti-dilutive (see Note E). These securities could potentially dilute basic EPS in the future and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented. Consequently, there were no differences between basic and diluted EPS for these periods.

         Related Parties

         Certain members of the Company's Board of Directors are also retained as consultants by the Company. Management believes the consulting agreements have been negotiated at an "arms-length" basis and are immaterial. On December 31, 1997, in connection with a severance agreement with an officer and shareholder, three notes and the associated accrued interest, in the amount of $124,646, were cancelled in exchange for the surrender to the Company of 1,186 outstanding shares of Common Stock resulting in treasury stock of $11,857 recorded at cost and $112,789 of compensation expense which is included in general and administrative expenses for 1997.

         In addition, a member of the Board of Directors is a Senior Managing Director of Paramount Capital, Inc. (Paramount), and a member of the Board of Directors is a President of Paramount, which may be deemed an affiliate of Paramount Capital Asset Management, the general partner and investment manager, respectively of two significant shareholders of the Company who together, at December 31, 1997, owned 30,060 shares

                                 PROCEPT, INC.
                          NOTES TO FINANCIAL STATEMENTS

         of the outstanding Series A Preferred Stock of the Company and "New Warrants" then exercisable for 328,314 shares of Common Stock at $10.90 per share. Such shareholders exchanged their Series A Preferred Stock, including accrued dividends, and the New Warrants in connection with the final closing of the Company's unit offering on April 9, 1998 (the Final Closing Date), for 841,680 shares of Common Stock and Class C Warrants to purchase an equal number of shares of Common Stock at an exercise price of $5.00 per share. On the Final Closing Date, the Company entered into a Financial Advisory Agreement with Paramount. Under the Financial Advisory Agreement, Paramount receives a monthly retainer for a minimum of 24 months, out-of-pocket expenses and certain cash and equity success fees in the event Paramount assists the Company with certain financing and strategic transactions.

         As a result of the acquisition of Pacific, the Company issued an additional 1,307,439 shares of common stock to the shareholders affiliated with Paramount and the exercise price of the Class C Warrants was reduced to $3.67. As of March 30, 1999, shareholders affiliated with Paramount owned approximately 2,662,720 shares of common stock, representing approximately 36% of the outstanding shares of Procept common stock.

         Reclassifications

         Certain reclassifications may have been made to the prior years financial statements to conform with current year presentation.

C.       Marketable Securities

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

         The following is a summary of marketable securities as of December 31, 1998:

                                             Fair      Unrealized   Amortized
                                             Value       Gains         Cost
                                             -----     ----------   ---------
         Marketable securities,
           current:

         United States Government
           Securities                     $2,003,755      $3,600     $2,000,155
                                          ==========      ======     ==========

         The average maturity of the Company's marketable securities as of December 31, 1998 was four months.

                                 PROCEPT, INC.
                          NOTES TO FINANCIAL STATEMENTS

D.     Property and Equipment

         Property and equipment consisted of the following:

                                                            December 31,
                                                      1998             1997
                                                      ----             ----
         Laboratory equipment                       $745,319       $3,784,184
         Furniture and fixtures                       86,844          147,123
         Office equipment                            264,862          570,954
         Leasehold improvements                    1,040,027        1,198,542
                                                  ----------       ----------
                                                   2,137,052        5,700,803

         Less:  accumulated depreciation
           & amortization                         (1,956,600)      (4,811,545)
                                                  ----------       ----------
         Property and equipment, net                $180,452         $889,258
                                                  ==========       ==========

         Depreciation and amortization expense amounted to $0.4 million, $1.1 million and $1.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.

         The Company sold equipment with a net book value of $0.5 million for proceeds of $0.7 million, resulting in a $0.2 million gain which is included in other (income) expense in the accompanying Statement of Operations.

         Included above in property and equipment are the following assets that were acquired pursuant to capital lease arrangements:

                                                        December 31,
                                                  1998                 1997
                                                  ----                 ----
         Laboratory equipment                   $462,174            $2,480,802
         Furniture and fixtures                   12,203               119,557
         Office equipment                        151,803               213,570
         Leasehold improvements                  459,410               273,008
                                                 -------               -------
                                               1,085,590             3,086,937

         Less:  accumulated amortization      (1,060,218)           (2,265,522)
                                              ----------            ----------
                                                 $25,372              $821,415
                                                 =======              ========

E.       Shareholders' Equity

         Common and Preferred Stock

         On May 18, 1998, Procept's shareholders approved a one-for-ten reverse split of the Company's Common Stock (the May 18, 1998 Reverse Stock Split). The May 18, 1998 Reverse Stock Split was effected on June 1, 1998. Shareholders' equity has been restated to give retroactive application to the May 18, 1998 Reverse Stock Split in prior periods by reclassifying from Common Stock to additional paid in capital the par value of the eliminated shares arising from the May 18, 1998 Reverse Stock Split. In addition, all references in the financial statements to the number of shares, per share amounts and stock option and warrant data of the Company's Common Stock have been restated.

                                 PROCEPT, INC.
                          NOTES TO FINANCIAL STATEMENTS

         On September 29, 1997, Procept's shareholders approved a one-for-seven reverse split of the Company's Common Stock (the September 29, 1997 Reverse Stock Split). The September 29, 1997 Reverse Stock Split was effected on October 14, 1997. Shareholders' equity has been restated to give retroactive application to the September 29, 1997 Reverse Stock Split in prior periods by reclassifying from Common Stock to additional paid in capital the par value of the eliminated shares arising from the September 29, 1997 Reverse Stock Split. In addition, all references in the financial statements to number of shares, per share amounts, and stock option and warrant data of the Company's Common Stock have been restated.

         As a part of a unit offering, the Company sold an aggregate of 1,960,500 shares of Common Stock in January, February, and April of 1998 together with five-year Class C Warrants to purchase 1,960,500 shares of Common Stock at an exercise price of $5.00 per share (the 1998 Offering). The $5.00 per share exercise price of the Class C Warrants was determined as part of the terms of the 1998 Offering in a negotiation between the Company and the placement agent for the 1998 Offering. The Company did not separately value the Class C Warrants from the Common Stock issued in the 1998 Offering since the resulting accounting treatment for both securities is to record their value in Additional Paid in Capital within the equity section of the balance sheet. These securities were sold for gross proceeds of $9.8 million. The Company received net proceeds of $8.1 million, after offering costs of $1.7 million. The purchasers in the 1998 Offering hold certain contractual rights requiring contingent additional issuances of Common Stock to the purchasers, (x) based on the market price on April 9, 1999
         (y) to protect them against future dilutive sales of securities and (z) as a dividend substitute beginning October 1999. As a result of the acquisition of Pacific in March 1999, the purchasers in the 1998 Offering and certain other stockholders were issued an aggregate of 1,036,659 shares of Procept common stock pursuant to the anti-dilution contractual rights. In the event of (i) a liquidation, dissolution or winding up of the Company, (ii) the sale or other disposition of all or substantially all of the assets of the Company, or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity, the purchasers are entitled to receive an amount equal to 140% of such purchaser's investment as a liquidation "preference." Except in the case of a liquidation, dissolution or winding up, such payment will be in the form that equity holders will receive such as in cash, property or securities of the entity surviving the acquisition transaction. In the event of a liquidation, dissolution or winding up, such payment is contingent upon the Company having available resources to make such payment. These contractual rights will terminate on or after April 9, 1999 if the Common Stock trades at more than $11.01 per share.

         On June 30, 1997, The Aries Fund and the Aries Domestic Fund, L.P. (collectively the Aries Funds) made a direct investment of $3.0 million into the Company. The Company received proceeds of $2.8 million for the issuance of 85,334 shares of Common Stock (the Common Shares). The Common Shares contained certain contractual obligations including, but not limited to, the right to convert the Common Shares into preferred stock (the Preferred Stock) upon Procept shareholder approval of such Preferred Stock. The Company also received from the Aries Funds an additional $0.2 million for the issuance of two convertible promissory notes. The notes accrued interest at a rate of 12% per year and were due on or before September 30, 1997. In addition to the Common Shares and the notes, the Aries Funds received (i) Class A Warrants exercisable for an aggregate of 39,182 shares of Procept Common Stock at an initial exercise price of $0.70 and (ii) Class B Warrants exercisable for an aggregate of 108,603 shares of Procept Common Stock at an initial exercise price of $41.00. The Company did not separately value the Class A and Class B Warrants from the Preferred Stock since the resulting accounting treatment for both securities is to record their value in Additional Paid in Capital within the equity section of the balance sheet. Additionally, since the Preferred Stock and the Class A and Class B

                                 PROCEPT, INC.
                          NOTES TO FINANCIAL STATEMENTS

         Warrants are not redeemable, no accretion is required. All of the Class A Warrants and the Class B Warrants contemplated that such warrants would be converted on September 30, 1997 into "New Warrants" having the same aggregate exercise price as the Class A and Class B Warrants converted, but with a per share exercise price equal to the lesser of
         (i) $20.30 or (ii) 50% of the trading price (determined per a formula) at September 30, 1997. The Class A and Class B Warrants further provided that the exercise price of the New Warrants would be adjusted at the time of the Company's next equity financing to ensure that the exercise price of the New Warrants was at least 50% of the pricing in such future equity financing. The Class A and Class B Warrants were converted to New Warrants for 328,314 shares of Procept Common Stock having a per share exercise price of $10.90. In a negotiated transaction with the Aries Funds, the New Warrants were exchanged in April 1998 for Class C Warrants for an aggregate of 841,680 shares of Procept Common Stock having an exercise price of $5.00, which exercise price was reduced to $3.67 in March 1999 as a result of anti-dilution provisions.

         At an adjourned session of the Company's 1997 annual meeting held on July 15, 1997, its shareholders approved an amendment and restatement of the Company's Restated Certificate of Incorporation which authorized 1,000,000 shares of preferred stock. On August 1, 1997, the Board of Directors established a series of 30,061 shares of Series A Convertible Preferred Stock (the Series A Preferred Stock). Upon the establishment of this Series A Preferred Stock, the purchasers of the securities issued in the June 1997 direct investment exercised the right to convert their Common Shares to shares of Series A Preferred. On August 22, 1997, the Aries Funds converted the 85,334 Common Shares into 28,000 shares of Series A Preferred Stock. On September 30, 1997, the Aries Funds converted the convertible promissory notes and the corresponding accrued interest into 2,060 shares of Series A Preferred Stock.

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

                                 PROCEPT, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

         In April 1998, all outstanding Series A Preferred Stock was converted into shares of common stock having certain contractual rights, and in March 1999, the Company eliminated the authorization of the Series A Preferred Stock by a filing with the Secretary of the State of Delaware. Also, in April 1998, all new warrants were converted to Class C Warrants, as discussed above.

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

         The Company has reserved at December 31, 1998, and kept available out of the authorized but unissued shares of common stock, 4,519,366 shares for issuance upon the exercise of outstanding options and warrants.

                                 PROCEPT, INC.
                          NOTES TO FINANCIAL STATEMENTS

         1998 Equity Incentive Plan

         Under the Company's 1998 Equity Incentive Plan, formerly known as the 1989 Stock Plan (the Plan) adopted by the Board of Directors during 1989, and subsequently amended and restated, the Company is permitted to sell or award common stock or to grant stock options for the purchase of common stock to employees, officers and consultants up to a maximum of 16,245 shares. In March 1996, the Board of Directors approved an amendment to the Plan to increase the number of shares covered by the Plan by 3,571 which amendment was approved by the shareholders at the 1996 Annual Meeting of Shareholders. In March 1997, the Board of Directors approved an amendment to the Plan to increase the number of shares covered by the Plan by 7,143 shares to 26,959 shares, which amendment was approved by the shareholders at the 1997 Annual Meeting of Shareholders. In April 1998, the Board of Directors approved an amendment to the Plan to increase the number of shares covered by the Plan to 1,500,000 shares, which amendment was approved at the 1998 Annual Meeting of Shareholders. In November 1998, the Board of Directors approved an amendment and restatement of the Plan as the 1998 Equity Incentive Plan (the 1998 Plan). In January 1999, the Board of Directors approved an amendment to the plan to increase the number of shares covered by the plan by 3,300,000 to 4,800,000. At December 31, 1998, there were 4,128,646 shares available for future grants under the 1998 Plan.

         The 1998 Plan provides for the granting of incentive stock options
         (ISOs) and nonstatutory stock options. In the case of ISOs, the exercise price shall not be less than 100% of the fair market value per share of the common stock, on the date of grant. In the case of nonstatutory options, the exercise price shall be determined by a committee appointed by the Board of Directors. All stock options under the 1998 Plan have been granted at exercise prices at least equal to the fair market value of the common stock.

         The options either become exercisable immediately on the date of grant or shall become exercisable in such installments as the Compensation Committee of the Board of Directors may specify, generally over a 4 year period. Each option shall expire on the date specified by the Compensation Committee, but not more than ten years and one day from the date of grant in the case of nonqualified options, and generally ten years from the date of grant in the case of ISOs (five years in certain cases).

         Director Stock Option Plan

         In June 1994, the shareholders of the Company adopted the 1994 Director Stock Option Plan (the Director Plan). The Director Plan was established to attract and retain highly qualified, non-employee directors. The price per share for each option granted under this plan shall be the current fair market value at date of grant. The options vest over a period of three years and have a term of ten years. As originally adopted, the aggregate number of shares of the Company's common stock which may be optioned under this plan is 2,143 shares. In March 1997, the Board of Directors approved an amendment to the Director Plan to increase the number of shares covered by the Director Plan by 2,143 shares, which amendment was approved by the shareholders at the 1997 Annual Meeting of Shareholders. In April 1998, the Board of Directors approved an amendment to the Director Plan to increase the number of shares covered by the Director Plan to 500,000, which amendment was approved at the 1998 Annual Meeting of Shareholders. In June 1998, the Board of Directors terminated the Director Plan.

         Supplemental Disclosures for Stock-Based Compensation

         The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Statement of Financial Accounting Standards No. 123, "Accounting

                                 PROCEPT, INC.
                          NOTES TO FINANCIAL STATEMENTS

         for Stock-Based Compensation" (SFAS 123), issued in 1995, defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company elected to continue to apply the accounting provisions of APB Option No. 25 for stock options. The required disclosures under SFAS 123 as if the Company had applied the new method of accounting are made below.

         Activity under all stock plans related to all the ISOs and nonqualified stock options for the three years ended December 31, 1998 is listed below.

                                                      ISO         Nonqualified                     Weighted Avg.
                                                     Shares           Shares         Option Price  Exercise Price
                                                     ------       ------------       ------------  --------------
         Outstanding at December 31, 1995             9,073           5,152        $70.00-$892.50      $310.10

         Granted                                      6,669             740        $87.50-$227.50      $107.10
         Exercised                                     (729)            (71)       $70.00-$187.60       $82.60
         Canceled                                    (2,967)         (3,405)       $70.00-$892.50      $261.80
                                                     ------          ------

         Outstanding at December 31, 1996            12,046           2,416        $70.00-$892.50      $244.30

         Granted                                    110,943          13,214         $10.00-$96.30       $22.70
         Exercised                                       (6)             --                $70.00       $70.00
         Canceled                                    (4,038)            (91)       $70.20-$892.50      $250.70
                                                     ------            ----

         Outstanding at December 31, 1997           118,945          15,539        $10.00-$892.50       $39.50

         Granted                                    428,000         239,000          $0.70-$10.00        $4.97
         Canceled                                  (118,945)        (15,486)       $10.00-$892.50       $37.87
                                                   --------         -------

         Outstanding at December 31, 1998           428,000         239,053          $0.70-$70.19        $4.98
                                                    =======         =======

         Summarized information about stock options outstanding at December 31, 1998 is as follows:

                                                                                             Exercisable
                            Number of       Weighted Average                         ------------------------------
             Range of        Options           Remaining      Weighted Avgerage      Number of     Weighted Average
         Exercise Prices   Outstanding       Contract Life      Exercise Price        Options       Exercise Price
         ---------------   -----------      ----------------  -----------------      ---------     ----------------
           $0.70-$3.65         37,110            9.76               $1.03              37,110           $1.03
                 $5.00        598,000            9.65               $5.00                  --              $--
          $7.94-$70.19         31,943            2.53               $9.20              26,489           $9.20

         Options for the purchase of 63,599 shares, 23,538 shares and 5,925 shares are exercisable at December 31, 1998, 1997 and 1996, respectively. The total exercise proceeds for all options outstanding at December 31, 1998 is approximately $3.3 million.

         During September 1998, the Board of Directors cancelled certain individual's outstanding stock options under the Plan. The number of stock options cancelled was 12,510 with exercise prices ranging from $10.00 per share to $735.00 per share. Concurrent with the canceling of the stock options, the Board of Directors reissued 248,000 stock options to the same individuals with an exercise price of $5.00 per share which was greater than the fair market value at the date of grant.

                                 PROCEPT, INC.
                          NOTES TO FINANCIAL STATEMENTS

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                        1998            1997             1996
                                        ----            ----             ----
         Dividend yield                 None            None             None
         Expected volatility            104%            75%              75%
         Risk free interest rate        5.25%           6.00%            6.25%
         Expected life of option        5.0             5.0              5.0

         All options granted in 1998, 1997 and 1996 were granted at fair value or at amounts greater than fair value. Options to consultants are recorded at fair value and recognized as expense over the vesting period. The weighted average fair value of options granted was $1.62, $15.90 and $70.70 for 1998, 1997 and 1996, respectively.

         Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards made in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts shown below:

                                                  1998              1997              1996
                                                  ----              ----              ----
         Net loss - as reported               $(3,291,357)      $(9,052,575)     $(11,235,760)
         Net loss - pro forma                 $(3,791,798)      $(9,368,531)     $(11,455,536)
         Basic and diluted net loss per
           common share - as reported              $(1.40)          $(63.68)          $(68.16)
         Basic and diluted net loss per
           common share - pro forma                $(1.62)          $(65.20)          $(69.50)

         The effects of applying SFAS 123 in the pro forma disclosure are not indicative of future amounts.

         1994 Employee Stock Purchase Plan

         In April 1994, the Board of Directors adopted the 1994 Employee Stock Purchase Plan (the 1994 Plan). Under the 1994 Plan, eligible employees of the Company may purchase shares of Common Stock, through payroll deductions, at the lower of 85% of fair market value of the stock at the time of grant or 85% of fair market value at the time of exercise. As originally adopted, a total of 3,572 shares were reserved for issuance under the 1994 Plan. In March 1997, the Board of Directors approved an amendment to the 1994 Plan to increase the number of shares covered by the 1994 Plan by 3,572 shares, which amendment was approved by the shareholders at the 1997 Annual Meeting of Shareholders. In April 1998, the Board of Directors approved an amendment to the 1994 Plan to increase the number of shares covered by the 1994 Plan to 200,000, which amendment was approved at the 1998 Annual Meeting of Shareholders. The Company is not currently offering shares under the 1994 Plan. The Company issued 763 shares and 857 shares in 1997 and 1996, respectively. The weighted average fair values of grants at fair value under the 1994 Plan during 1997 and 1996 were $14.10 and $70.00, respectively. No shares were issued during 1998 under the 1994 Plan.

         Common Stock Warrants

         On February 10, 1994, in connection with the closing of the initial public offering the Company's underwriter purchased for $210.00 warrants to purchase 3,000 shares of the Company's common stock at an exercise price of $833.00 per share. The warrants expired on February 10, 1999.

                                 PROCEPT, INC.
                          NOTES TO FINANCIAL STATEMENTS

         On April 1, 1994, in connection with the Company's $2 million master lease agreement, the Company issued common stock warrants for a purchase price of $350.00 to purchase 500 shares of common stock at a price of $595.00 at any time on or after April 1, 1995 and on or before April 1, 1999.

         On September 11, 1995, the Company issued common stock warrants for a purchase price of $300.00 to purchase 429 shares of the Company's common stock to Oppenheimer & Co., Inc. at an exercise price of $490.00 per share, in connection with the engagement of Oppenheimer & Co., Inc. to provide investment banking services to the Company. These warrants are exercisable beginning September 11, 1996 and expire September 10, 2000.

         On February 14, 1996, the Company issued common stock warrants for a purchase price of $220.00 to purchase up to 3,142 shares of the Company's common stock to Commonwealth Associates at an exercise price of $219.10 per share in connection with a public financing. These warrants are exercisable beginning February 14, 1997 and expire on February 14, 2001.

         On May 17, 1996, the Company issued a common stock warrant to purchase 11,283 shares of the Company's common stock at an exercise price of $175.00 per share to David Blech in connection with financial advisory services to the Company. This warrant is exercisable beginning May 17, 1996 and expires on May 16, 2001.

         On May 17, 1996, the Company completed a self-managed private placement of units. Each Unit consisted of one share of the Company's common stock and one callable warrant to purchase one share of the Company's common stock. The Warrants are subject to redemption by the Company upon 30 days prior notice to the holders of the Warrants beginning May 17, 1998 at a price of $0.10 per Warrant Share in the event that the average closing price of the Company's Common Stock for any 20 consecutive trading day period exceeds $262.50. The initial exercise price of the Warrants per share of common stock is $175.00. The Company received proceeds of $11.6 million for the issuance of 67,690 Units (i.e., 67,690 shares of Procept Common Stock and warrants to purchase 67,690 shares of Procept Common Stock). The warrants expire on May 17, 2001.

         On January 6, 1997, the Company issued a common stock warrant to purchase 1,071 shares of the Company's common stock to Furman Selz LLC at an exercise price of $105.00 per share in connection with financial advisory services to the Company. This warrant is exercisable beginning January 6, 1997 and expires on January 6, 2002.

         In August 1991 and September 1992, the Company issued warrants to purchase up to 432 and 286 shares, respectively, of the Company's Class D Preferred Stock (the Class D Warrants) at a minimum exercise price of $175.00 per share, in connection with leasing arrangements. The Class D Warrants were automatically converted into warrants to purchase 268 shares of common stock at an exercise price of $468.30 per share upon the closing of the Company's initial public offering on February 17, 1994. The warrants expired on February 10, 1999.

         On April 9, 1998, Procept issued an aggregate of 98.025 units, each unit consisting of 20,000 shares of common stock, and Class C Warrants to purchase 20,000 shares of the Company's common stock (i.e., 1,960,500 shares of Procept common stock and warrants to purchase 1,960,500 shares of Procept common stock) at an exercise price of $5.00 per share. As part of the final closing of the unit offering, The Aries Fund and the Aries Domestic Fund, L.P. exchanged an aggregate of 30,060 shares of Series A Convertible Preferred Stock, $0.01 par value per share, and Class B Warrants to purchase an aggregate of 328,314 shares of Procept common stock for an aggregate of 42.084 Units (i.e.,

                                 PROCEPT, INC.
                          NOTES TO FINANCIAL STATEMENTS

         841,680 shares of Procept common stock and Class C Warrants to purchase 841,680 shares of Procept common stock at an exercise price of $5.00 per share, which exercise price was reduced to $3.67 in March 1999 as a result of anti-dilution provisions).

         In connection with the final closing of the Company's 1998 private placement on April 9, 1998 and certain advisory services, the Company sold to Paramount Capital, Inc., the Company's placement agent in the 1998 private placement, for $0.001 per option, options to purchase an aggregate of 24.06875 units (each unit consisting of 20,000 shares of common stock and Class C Warrants to purchase 20,000 shares of common stock at an exercise price of $5.00 per share, which exercise price was reduced to $3.67 in March 1999 as a result of anti-dilution provisions) at an exercise price of $110,000 per unit (i.e., $5.50 per share). The Company did not separately value the Class C Warrants from the Common Stock issued in the 1998 Offering since the resulting accounting treatment for both securities is to record their value in Additional Paid in Capital within the equity section of the balance sheet.

         At December 31, 1998 there were 3,852,313 warrants outstanding, all of which are exercisable.

F.       Comprehensive Income (Loss)

         Effective January 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." This statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. Accumulated other comprehensive income (loss) currently consists of unrealized gain
         (loss) on investments as follows:

                                                               Years Ended December 31,
                                                               ------------------------
                                                          1998            1997          1996
                                                          ----            ----          ----
         Accumulated other comprehensive
           Income (loss), beginning balance                  $--        $(4,838)       $1,088

         Unrealized gain (loss) on investments           272,588             --        (5,926)

         Maturity of investments                              --          4,838            --
                                                        --------        -------       -------

         Accumulated other comprehensive
           Income (loss), ending balance                $272,588        $    --       $(4,838)
                                                        ========        ========      =======

G.       Collaborative Research and Development Agreements

         In September 1993, the Company signed a Research and Development Agreement with Sandoz Pharma Ltd. (the Sandoz Agreement). Effective as of September 1, 1995, the Sandoz Agreement was amended to focus the research program on compounds targeting CD4 and its ligand and to limit the research program with respect to compounds that bind to CD2 and its ligand to certain screening activities being conducted by Sandoz through the end of 1995. In connection with this amendment, $1.3 million was recorded as revenue in 1996. No further revenue is expected under the Sandoz Agreement.

         In January 1996, Procept entered into a Sponsored Research Agreement with VacTex, Inc. (VacTex), to provide research services relating to the development of novel vaccines based

                                 PROCEPT, INC.
                          NOTES TO FINANCIAL STATEMENTS

         on discoveries licensed from the Brigham and Women's Hospital and Harvard Medical School. These discoveries shed light on a previously unknown aspect of immunology, the CD1 system of lipid antigen presentation.

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

         In the year ended December 31, 1998, the Company recorded revenue of $0.1 million which was paid in cash. In the year ended December 31, 1997, the Company recorded revenue of $0.5 million which consisted of $0.4 million in cash and 150,000 shares of VacTex common stock. In the year ended December 31, 1996, the Company recorded revenue of $0.6 million which consisted of $0.4 million in cash and 150,000 shares of VacTex common stock. At December 31, 1997, the Company had an accounts receivable of $21,000, which was subsequently paid in January 1998, and an investment in VacTex of $0.3 million.

         In order to apply available resources to the PRO 2000 Gel development program, the Company did not seek to renew the Sponsored Research Agreement with VacTex, which expired on January 8, 1998.

         On April 13, 1998, VacTex was acquired by Aquila Biopharmaceuticals, Inc. (Aquila). The Company's investment in VacTex of 300,000 shares of common stock was converted to 113,674 shares of Aquila common stock and $128,501 of 7% debentures. As a result, the Company is accounting for its investment in Aquila under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as an available for sale security and marked it to market by recording an unrealized gain of $0.3 million as part of Shareholders' Equity, based on Aquila's common stock closing price on December 31, 1998. The Company's investment in VacTex was originally accounted for under the cost method since it was a restricted security, it did not have a readily determinable fair value and Procept owned less than twenty percent of VacTex.

         In July 1997, the Company announced that it had been awarded a Phase I Small Business Innovation Research Grant from the National Institutes of Health to support the development of novel vaccines for tuberculosis. Under the terms of the Phase I Grant, Procept received $0.1 million in financial support in 1997. No further revenue is expected under this grant.

H.       Income Taxes

         No federal or state income taxes have been provided for as the Company has incurred losses since its inception. At December 31, 1998, the Company had Federal and State tax net operating loss (NOL) carryforwards of approximately $59.7 million and $46.5 million which will expire beginning in the year 2000 through 2018 for Federal and beginning in the year 1998 through 2003 for State, respectively. Additionally, the Company had Federal and State research and experimentation credit carryforwards of approximately, $1.4 million and $0.9 million, respectively, both of which will expire in the year 2004.

                                 PROCEPT, INC.
                          NOTES TO FINANCIAL STATEMENTS

         The Internal Revenue Code of 1986 (the Code) contains provisions which limit the net operating loss carryforwards and tax credits available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests. In conjunction with the initial public offering, such a change in ownership as defined in the Code occurred. Accordingly, certain available NOL carryforwards and tax credits are subject to these limitations.

         The components of Procept's net deferred tax assets were as follows at December 31:

                                                     1998                1997                1996
                                                     ----                ----                ----
         Net deferred tax assets:
           Net operating loss carryforwards       $23,218,000        $22,665,000         $19,021,000
           Tax credit carryforwards                 2,192,000          2,660,000           1,947,000
           Depreciation                               363,000          1,263,000           1,057,000
           Capital leases and other                (1,171,000)        (1,253,000)           (935,000)
           Valuation allowance                    (24,602,000)       (25,335,000)        (21,090,000)
                                                  -----------        -----------         -----------

         Total net deferred tax assets            $         0        $         0         $         0
                                                  ===========        ===========         ===========

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

I.       Savings and Retirement Plan

         On July 1, 1990, the Company established the Procept, Inc. Savings and Retirement Plan (the 401(k) Plan), a profit-sharing plan under Section 401 of the Code. Employees are eligible to participate in the 401(k) Plan by meeting certain requirements, including length of service and minimum age. The Company may contribute to the 401(k) Plan, without regard to current or accumulated net profits, in an amount not to exceed the maximum allowable under applicable provisions of the Code. The amount is to be allocated to active participants based on their annual pay as a percentage of the total annual pay of all such participants. Participants may also contribute to the 401(k) Plan, but no more than the maximum permissible amount allowed by regulatory definitions. For the years ended December 31, 1998 and 1996, the Company did not contribute to the 401(k) Plan. For the plan year 1997, the Company contributed 4,324 shares of Procept common stock to the 401(k) Plan in 1998 with a value of $43,237.

J.       Commitments and Contingencies

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

                                 PROCEPT, INC.
                          NOTES TO FINANCIAL STATEMENTS

         The monthly base rent is subject to increases during the course of the lease term which are unrelated to increases in utilized space. Accordingly, the Company is providing for rent expense based on an amortization of the lease payments on a straight-line basis over the life of the lease arrangement.

         Pursuant to the aforementioned leasing arrangements, at December 31, 1998 and 1997, the Company has recorded noncurrent liabilities of $0.2 million and $0.3 million, respectively, for rent expense in excess of cash expenditures for leased facilities.

         Gross rent expense for leased facilities and equipment amounted to approximately $1.4 million, $1.8 million and $1.6 million, for the years ended December 31, 1998, 1997 and 1996, respectively. The approximate gross future minimum annual rental payments for leased facilities for the next two years under the lease arrangements consist of the following at December 31,1998:

                           1999               $1,435,000
                           2000                 $706,000

         The Company has entered into sublease agreements which offset the future minimum lease payments by $1.9 million in 1999 and $1.0 million in 2000. The sublease agreements require that the Company provide certain services including utilities. The Company expects sublease income to continue to approximate its related costs.

         Pursuant to the facility lease agreement, the Company had provided an open letter of credit for the term of its leases in the amount of $0.4 million which would provide for payment to the lessor of its main facility in the event of default by the Company. The Company held a certificate of deposit, which was classified as a restricted investment solely for the purpose of collateralizing this letter of credit in the amount of $0.4 million. During September 1997, in substitution of the letter of credit and restricted investment arrangement, the Company increased its rent deposit with the lessor to $0.2 million.

         Capital Leases

         In 1992, the Company entered into a leasing agreement which allowed the Company to lease up to $1.0 million of capital equipment at implicit interest rates ranging from approximately 11% to 13% for a 42 month term.

         In 1994, the Company entered into a $2 million master lease agreement for the lease and sale/leaseback of certain equipment and leasehold improvements. The implicit interest rates for the leases under this agreement range from approximately 5.5% to 7% for a 36 month term. During fiscal year 1994, the Company purchased and leased $0.7 million of laboratory equipment, office equipment and furniture and fixtures pursuant to this leasing arrangement. During fiscal year 1995, the Company purchased and leased $1.3 million of laboratory equipment, office equipment and leasehold improvements pursuant to this leasing arrangement. These equipment leasing agreements have been fully utilized at December 31, 1996. All obligations under leasing agreements have been fully satisfied at December 31, 1998.

         Contract Research

         In February 1987, the Company entered into a Research and Licensing Agreement with Dana-Farber, a Massachusetts not-for-profit corporation. As part of the Agreement, the Company had agreed to fund certain research and development projects conducted by Dana-Farber in relation to the development and eventual commercialization of products

                                 PROCEPT, INC.
                          NOTES TO FINANCIAL STATEMENTS

         related to T cell activation in exchange for exclusive rights to technologies developed. The Research and Licensing Agreement expired on March 31, 1997, as the Company chose not to extend funding.

         The amount of contract research costs under the Agreement incurred by the Company and included in research and development expense amounted to $0.2 million and $0.8 million in 1997 and 1996, respectively.

         Legal Proceedings

         On October 23, 1997, Commonwealth Associates (Commonwealth) filed a Complaint with the United States District Court for the Southern District of New York naming the Company as a defendant (the Complaint). The Complaint alleges that the Company breached obligations to Commonwealth under the Underwriting Agreement between Commonwealth and the Company dated February 8, 1996, giving Commonwealth a right of first refusal to act as co-lead underwriter or co-managing agent of a public offering or Private Placement of the Company's securities during the period ended August 8, 1997. In the Complaint, Commonwealth seeks aggregate compensatory damages in the amount of $375,000, incidental and consequential damages in an amount to be proven at trial, costs, disbursements and accrued interest and such other and further relief as the court deems proper. The Company served an answer on or about March 16, 1998 denying Commonwealth's allegations and has engaged in substantial discovery. At a court-sponsored mediation held on February 9, 1999, the Company and Commonwealth reached an agreement in principle to settle this matter whereby Commonwealth will agree to dismiss the suit in return for payment of $45,000 in cash and 36,785 shares of the Company's common stock.

K.       Subsequent Event -- Merger (Unaudited)

         Procept entered into a definitive Agreement and Plan of Merger (the Merger Agreement) dated December 10, 1998 to acquire Pacific Pharmaceuticals, Inc. (Pacific), a Delaware corporation engaged in the development of cancer therapies, based in San Diego, California, through a merger of a wholly owned subsidiary of Procept with and into Pacific.

         The acquisition of Pacific was accounted for under the purchase accounting method. The aggregate purchase price of $3.8 million, plus estimated acquisition costs of $1.5 million, assumed liabilities of $6.4 million and $1.0 million for the value of the stock options and warrants being issued to the Pacific shareholders were allocated to the acquired tangible and intangible assets based on their estimated respective fair values. Approximately $8.1 million of the purchase price has been allocated to in-process research and development and expensed in the first quarter of 1999. The charge for in-process research and development represents the value assigned to Pacific's programs which are still in the development stage and for there is no alternative future use. The value assigned to these programs has been determined by selecting the fair value of these programs, as provided by an independent valuation of the Pacific business, based on comparable technologies.

         The valuation methodology was based on estimated discounted cash flows. The above purchase price accounting is based on the valuation which is being finalized. Recent Securities and Exchange Commission (SEC) guidelines on valuation methodologies for in-process research and development are still evolving. The amount written off may be subject to adjustment as the SEC continues to focus on accounting for acquired in-process research and development.

                                 PROCEPT, INC.
                          NOTES TO FINANCIAL STATEMENTS

         Pursuant to the Merger Agreement, each share of Pacific common stock (including preferred stock on an as converted basis into common stock) converted into approximately 0.11 shares of Procept common stock or a total of 2,755,000 Procept shares and an additional 414,584 Procept shares were issued to holders of Pacific's preferred stock for a total of 3,169,584 Procept shares (of which 1,558,587 shares of Procept common stock issued in the merger to the holders of Pacific's preferred stock were accompanied by certain contractual rights identical to contractual rights held by purchasers in Procept's 1998 private placement). In addition, Procept assumed an approximately $7.3 million obligation (payable in cash or common stock of Procept) of Pacific's subsidiary, BG Development Corp., and Procept exchanged all Pacific's outstanding warrant, unit purchase option and stock option obligations into approximately 1,773,078 like instruments of Procept. As a result of the merger with Pacific, Procept also issued approximately 1,036,659 shares of its common stock to purchasers in Procept's 1998 private placement and certain other stockholders pursuant to certain contractual anti-dilution rights.

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

The current Executive Officers and Directors of the Company are as follows:

John F. Dee                 41     President; Chief Executive Officer; Director
Michael S. Weiss            33     Director and Chairman of the Board
Michael E. Fitzgerald       45     Vice President, Finance; and
                                   Chief Financial Officer
Zola P. Horovitz, Ph.D.     64     Director
Max Link, Ph.D.             58     Director
Albert T. Profy, Ph.D.      42     Vice President, Research and Development
Mark C. Rogers, M.D.        56     Director
Nigel J. Rulewski, M.D.     45     Vice President, Medical Affairs;
                                   Chief Medical Officer; Director
Elliott H. Vernon           56     Director

JOHN F. DEE has served as President, Chief Executive Officer and a member of the Board of Directors of Procept since joining the Company in February 1998. From April 1997 to October 1997, Mr. Dee was Interim Chief Executive Officer of Genta Incorporated. From 1994 to 1997 and 1988 to 1992, Mr. Dee was a Senior Management Consultant with McKinsey & Company, Inc. and from 1992 to 1994 served as Chief Operating Officer, Chief Financial Officer, and Director of Walden Laboratories, Inc. (now AVAX Technologies, Inc.). Mr. Dee holds an M.S. in Engineering from Stanford University and an M.B.A. from Harvard University.

MICHAEL S. WEISS has been a director of the Company, and the Chairman of its Board of Directors, since July 8, 1997. Mr. Weiss is presently a Senior Managing Director of Paramount Capital, Inc. Prior to joining Paramount, Mr. Weiss was an attorney with Cravath, Swaine & Moore. Mr. Weiss is currently Vice-Chairman of the Board of Directors of Genta Incorporated, a director of AVAX Technologies, Inc. and Palatin Technologies, Inc., and is the Secretary of Atlantic Pharmaceuticals, Inc., each of which is a publicly traded biopharmaceutical company. Additionally, Mr. Weiss is currently a member of the boards of directors of several privately held biopharmaceutical companies. Mr. Weiss received his J.D. from Columbia University School of Law and a B.S. in Finance from the State University of New York at Albany. Mr. Weiss devotes only a portion of his time to the business of the Company.

MICHAEL E. FITZGERALD has been Vice President, Finance and Chief Financial Officer of the Company since March 1999. Mr. Fitzgerald was previously Vice President and Chief Financial Officer of CytoMed, Inc. since March 1993 and Treasurer since February 1992. From June 1991 to January 1992 he served as Corporate Controller and Chief Accounting Officer of TSI Corporation, a life sciences company. Mr. Fitzgerald served as Corporate Controller and Chief Accounting Officer of BioTechnica International, Inc., an agricultural biotechnology firm, from September 1986 to May 1991. From January 1975 to August 1986, he was employed by the

Amicon Division of W.R. Grace, a life sciences company, most recently as Manager, Corporate Accounting. Mr. Fitzgerald holds a B.S. in Economics and Finance and an M.B.A. in Finance from Bentley College.

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

ALBERT T. PROFY, Ph.D. has been Vice President, Research and Development since March 1999. From 1996 to 1999, Dr. Profy was Vice President, Protein Biochemistry and Preclinical Development and from 1994 to 1996, Dr. Profy was Director, Protein Biochemistry. Prior to joining Procept, Dr. Profy was Director of Peptide and Protein Biochemistry at Repligen Inc., from 1986 to 1994, where he managed that company's HIV research program. From 1984 to 1986, Dr. Profy was a Postdoctoral Research Associate at the Massachusetts Institute of Technology. Dr. Profy received his Ph.D. and M.S. in Bio-Organic Chemistry from Cornell University in 1984 and 1981 respectively, and a B.S. in Chemistry From Bates College in 1978.

MARK C. ROGERS, M.D. has been a director of the Company since December 1997. Dr. Rogers is presently the President of Paramount Capital, Inc. From 1996 until 1998, Dr. Rogers was Senior Vice President, Corporate Development and Chief Technology Officer at The Perkin-Elmer Corporation. From 1992 to 1996, Dr. Rogers was the Vice Chancellor for Health Affairs at Duke University, and Executive Director and Chief Executive Officer of Duke University Hospital and Health Network. Prior to his employment at Duke, Dr. Rogers was on the faculty of Johns Hopkins University for 15 years where he served as a Distinguished Faculty Professor and Chairman of the Department of Anesthesiology and Critical Care Medicine, Associate Dean for Clinical Affairs, Director of the Pediatric Intensive Care Unit and Professor of Pediatrics. Dr. Rogers currently serves on the board of directors of three publicly traded companies: Discovery Laboratories, Inc., Galileo Corporation and HCIA, Inc. Dr. Rogers received his M.D. from Upstate Medical Center, State University of New York and has his M.B.A. from The Wharton School of Business. He received his B.A. from Columbia University and held a Fulbright Scholarship.

NIGEL J. RULEWSKI, M.D. has been Chief Medical Officer since December 1998. Prior to joining Procept, Dr. Rulewski has served as Vice President, Clinical Affairs and Chief Medical Officer for Astra USA from 1989 to 1998. He has also served in clinical leadership positions at Serono Laboratories (USA), Fison Corporation (USA), and Kali-Duphar Laboratories (USA). Dr. Rulewski received a M.B. and a B.S. from St. Bartholomew's Hospital at the University of London. He is also a Diplomate of the Royal College of Obstetricians and Gynecologists, as well as a Diplomate of Child Health of the Royal College of Physicians. Dr. Rulewski has been nominated to serve as a member of the Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is included under the captions "Compensation Committee Interlocks and Insider Participation," and "Executive Compensation" in the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders (the Proxy Statement) and is incorporated herein by reference.


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

       None.

(c)    EXHIBITS.

       Exhibit
         No.                              Description
       -------                            -----------

           3.1 Restated Certificate of Incorporation of Procept, Inc. Filed as Exhibit 3.1 to Procept's Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

           3.2 Certificate of Amendment of the Restated Certificate of Incorporation of Procept, filed with the Secretary of State of Delaware on October 7, 1997, to be effective as of October 14, 1997. Filed as Exhibit 3.1 to Procept's Form 10-Q for the quarter ended September 31, 1997, Commission File No. 0-21134, and incorporated herein by reference.

           3.3 Certificate of Amendment of the Restated Certificate of Incorporation, as amended, filed with the Secretary of State of Delaware on May 19, 1998, effective as of June 1, 1998. Filed as Exhibit 4.4 to Procept's Registration Statement on Form S-8, Commission File No. 333-66885, and incorporated herein by reference.

           3.4 By-laws of Procept, Inc. Filed as Exhibit 3.3 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

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

           4.5 Form of Warrant to Purchase Common Stock dated April 9, 1998, including Schedule of Holders. Filed as Exhibit 4.18 to Procept's Registration Statement on Form S-3, Commission File No. 333-51245, and incorporated herein by reference.

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

           4.14 Form of Subscription Agreement between Procept and Subscribers of Procept Common Stock listed on Schedule of Subscribers. Filed as Exhibit 4.17 to Procept's Registration Statement on Form S-3, Commission File No. 333-51245, and incorporated herein by reference.

           4.15 Form of Unit Purchase Option, including Schedule of Holders. Filed as Exhibit 4.2 to Procept's Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-21134, and incorporated herein by reference.

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

           10.4 The 1998 Equity Incentive Plan, amending and restating the 1989 Stock Plan. Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-4, Commission File No. 33-369821, and incorporated herein by reference.

           10.5    The 1994 Employee Stock Purchase Plan, as amended. Filed as
                   Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

           10.6 Registration Rights Agreement dated as of January 5, 1993 among the Company and certain of its security holders named therein. Filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1, Commission File No. 33-51788, and incorporated herein by reference.

           10.7 Amendment No. 1 to Registration Rights Agreement dated as of March 2, 1994 among the Company and certain of its security holders named therein. Filed as Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 1994, Commission File No. 0-21134, and incorporated herein by reference.

           10.8 Amendment No. 2 to Registration Rights Agreement dated as of September 11, 1995 between the Company and Oppenheimer & Co., Inc. Filed as Exhibit 10.9 to the Company's Registration

                   Statement on Form S-1, Commission File No. 33-96798, and incorporated herein by reference.

           10.9 Lease for 840 Memorial Drive dated February 28, 1989 between the Company and Robert Epstein et al., Trustee of the 840 Memorial Drive Trust, as amended February 28, 1989 and April 4, 1989. Filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

           10.10 Lease for 840 Memorial Drive dated August 21, 1990 between the Company and Robert Epstein et al., Trustee of 840 Memorial Drive Trust. Filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

           10.11 Lease for 840 Memorial Drive dated February 10, 1992 between the Company and Robert Epstein et al., Trustee of the 840 Memorial Drive Trust. Filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

           10.12 Lease for 840 Memorial Drive dated September 8, 1992 between the Company and Robert Epstein et al., Trustee of the 840 Memorial Drive Trust. Filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

           10.13 Lease for 840 Memorial Drive dated April 27, 1994 between the Company and Robert Epstein et al., Trustee of the 840 Memorial Drive Trust. Filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended March 31, 1994, Commission File No. 0-21134, and incorporated herein by reference.

           10.14 Confidential Screening Agreement dated as of July 24, 1992 between the Company and the Division of Acquired Immunodeficiency Syndrome (AIDS), National Institute of Allergy and Infectious Diseases. Filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

           10.15 Consulting and Confidentiality Agreement dated January 1, 1998 between Procept, Inc. and Mark C. Rogers, M.D. Filed as
                   Exhibit 10.11 to the Company's Registration Statement on Form S-4, Commission File No. 33-369821, and incorporated herein by reference.

           10.16 Consulting and Confidentiality Agreement dated January 1, 1998 between Procept, Inc. and Elliott H. Vernon. Filed as
                   Exhibit 10.12 to the Company's Registration Statement on Form S-4, Commission File No. 33-369821, and incorporated herein by reference.

           10.17 Consulting and Confidentiality Agreement dated January 1, 1998 between Procept, Inc. and Michael S. Weiss. Filed as Exhibit

                   10.13 to the Company's Registration Statement on Form S-4, Commission File No. 33-369821, and incorporated herein by reference.

           10.18 Employment Offer Letter to Dr. Nigel J. Rulewski from the Company dated September 3, 1998. Filed as Exhibit 10.24 to the Company's Registration Statement on Form S-4, Commission File No. 33-369821, and incorporated herein by reference.

           10.19 Consulting and Confidentiality Agreement dated as of May 1, 1994 between the Company and Zola P. Horovitz, Ph.D. Filed as
                   Exhibit 10 to the Company's Form 10-Q for the quarter ended June 30, 1994, Commission File No. 0-21134, and incorporated herein by reference.

           10.20 Consulting and Confidentiality Agreement dated as of April 20, 1995 between the Company and Max Link, Ph.D. Filed as
                   Exhibit 10.30 to the Company's Registration Statement on Form S-1, Commission File No. 33-96798, and incorporated herein by reference.

           10.21 Registration Rights Agreement dated January 6, 1997 between the Company and Furman Selz LLC. Filed as Exhibit 10.36 to the Company's Form 10-K for the year ended December 31, 1996, Commission File No. 0-21134, and incorporated herein by reference.

           10.22 Form of Indemnification Agreement between Procept, Inc. and its Directors. Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-4, Commission File No. 33-369821, and incorporated herein by reference.

           10.23 Placement Agency Agreement between the Company and Paramount Capital, Inc. dated as of October 26, 1997. Filed as Exhibit
                   10.40 to the Company's Form 10-K for the year ended December 31, 1997, Commission File No. 0-21134, and incorporated herein by reference.

           10.24 Extension to the Consulting and Confidentiality Agreement dated December 3, 1998 between Procept, Inc. and Mark C. Rogers, M.D. Filed as Exhibit 10.25 to the Company's Registration Statement on Form S-4, Commission File No. 33-369821, and incorporated herein by reference.

           10.25 Extension to the Consulting and Confidentiality Agreement dated December 3, 1998 between Procept, Inc. and Elliott H. Vernon. Filed as Exhibit 10.26 to the Company's Registration Statement on Form S-4, Commission File No. 33-369821, and incorporated herein by reference.

           10.26 Extension to the Consulting and Confidentiality Agreement dated December 3, 1998 between Procept, Inc. and Michael S. Weiss. Filed as Exhibit 10.27 to the Company's Registration Statement on

                   Form S-4, Commission File No. 33-369821, and incorporated herein by reference.

           23.1 Consent of PricewaterhouseCoopers LLP, independent accountants to the Company. Filed herewith.

           27.1    Financial Data Schedule. Filed herewith.

           99.1 Important factors regarding forward-looking statements. Filed herewith.

-----------------------

Exhibits 10.4 through 10.8, 10.15 through 10.20, 10.22 and 10.24 through 10.26 are management contracts or compensatory plans, contracts or arrangements in which executive officers or directors of the Company participate.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on this 30th day of March, 1999.


                                                   PROCEPT, INC.
                                                   (Registrant)


                                                   /s/ John F. Dee
                                                   -----------------------------
                                                   John F. Dee,
                                                   President, Chief Executive
                                                   Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 30th day of March, 1999:

                                                   Capacity
                                                   --------
   /s/ Michael S. Weiss                            Chairman
-----------------------------
Michael S. Weiss


   /s/ John F. Dee                                 President, Chief Executive Officer
-----------------------------                      and Director (Principal Executive Officer)
John F. Dee


   /s/ Michael E. Fitzgerald                       Vice President, Finance and Chief Financial Officer
-----------------------------                      (Principal Financial Officer and Principal Accounting Officer)
Michael E. Fitzgerald


  /s/ Zola P. Horovitz, Ph.D.                      Director
-----------------------------
Zola P. Horovitz


  /s/ Max Link, Ph.D.                              Director
-----------------------------
Max Link


  /s/ Mark C. Rogers, M.D.                         Director
-----------------------------
Mark C. Rogers


  /s/ Nigel J. Rulewski, M.D.                      Director
-----------------------------
Nigel J. Rulewski


  /s/ Elliott H. Vernon                            Director
-----------------------------
Elliott H. Vernon

                                  EXHIBIT INDEX


Exhibit
    No.                                              Description



3.1            Restated Certificate of Incorporation of Procept, Inc. Filed as
               Exhibit 3.1 to Procept's Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

3.2 Certificate of Amendment of the Restated Certificate of Incorporation of Procept, filed with the Secretary of State of Delaware on October 7, 1997, to be effective as of October 14, 1997. Filed as Exhibit 3.1 to Procept's Form 10-Q for the quarter ended September 31, 1997, Commission File No. 0-21134, and incorporated herein by reference.

3.3 Certificate of Amendment of the Restated Certificate of Incorporation, as amended, filed with the Secretary of State of Delaware on May 19, 1998, effective as of June 1, 1998. Filed as
               Exhibit 4.4 to Procept's Registration Statement on Form S-8, Commission File No. 333-66885, and incorporated herein by reference.

3.4 By-laws of Procept, Inc. Filed as Exhibit 3.3 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

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

4.5 Form of Warrant to Purchase Common Stock dated April 9, 1998, including Schedule of Holders. Filed as Exhibit 4.18 to Procept's Registration Statement on Form S-3, Commission File No. 333-51245, and incorporated herein by reference.

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

4.14 Form of Subscription Agreement between Procept and Subscribers of Procept Common Stock listed on Schedule of Subscribers. Filed as
               Exhibit 4.17 to Procept's Registration Statement on Form S-3, Commission File No. 333-51245, and incorporated herein by reference.

4.15           Form of Unit Purchase Option, including Schedule of Holders.
               Filed as Exhibit 4.2 to Procept's Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-21134, and incorporated herein by reference.

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

10.4 The 1998 Equity Incentive Plan, amending and restating the 1989 Stock Plan. Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-4, Commission File No. 33-369821, and incorporated herein by reference.

10.5           The 1994 Employee Stock Purchase Plan, as amended. Filed as
               Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

10.6 Registration Rights Agreement dated as of January 5, 1993 among the Company and certain of its security holders named therein. Filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1, Commission File No. 33-51788, and incorporated herein by reference.

10.7 Amendment No. 1 to Registration Rights Agreement dated as of March 2, 1994 among the Company and certain of its security holders named therein. Filed as Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 1994, Commission File No. 0-21134, and incorporated herein by reference.

10.8 Amendment No. 2 to Registration Rights Agreement dated as of September 11, 1995 between the Company and Oppenheimer & Co., Inc. Filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1, Commission File No. 33-96798, and incorporated herein by reference.

10.9 Lease for 840 Memorial Drive dated February 28, 1989 between the Company and Robert Epstein et al., Trustee of the 840 Memorial Drive Trust, as amended February 28, 1989 and April 4, 1989. Filed as Exhibit 10.7 to the Company's Registration Statement on

               Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

10.10 Lease for 840 Memorial Drive dated August 21, 1990 between the Company and Robert Epstein et al., Trustee of 840 Memorial Drive Trust. Filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

10.11 Lease for 840 Memorial Drive dated February 10, 1992 between the Company and Robert Epstein et al., Trustee of the 840 Memorial Drive Trust. Filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

10.12 Lease for 840 Memorial Drive dated September 8, 1992 between the Company and Robert Epstein et al., Trustee of the 840 Memorial Drive Trust. Filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

10.13 Lease for 840 Memorial Drive dated April 27, 1994 between the Company and Robert Epstein et al., Trustee of the 840 Memorial Drive Trust. Filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended March 31, 1994, Commission File No. 0-21134, and incorporated herein by reference.

10.14 Confidential Screening Agreement dated as of July 24, 1992 between the Company and the Division of Acquired Immunodeficiency Syndrome (AIDS), National Institute of Allergy and Infectious Diseases. Filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

10.15 Consulting and Confidentiality Agreement dated January 1, 1998 between Procept, Inc. and Mark C. Rogers, M.D. Filed as Exhibit
               10.11 to the Company's Registration Statement on Form S-4, Commission File No. 33-369821, and incorporated herein by reference.

10.16 Consulting and Confidentiality Agreement dated January 1, 1998 between Procept, Inc. and Elliott H. Vernon. Filed as Exhibit
               10.12 to the Company's Registration Statement on Form S-4, Commission File No. 33-369821, and incorporated herein by reference.

10.17 Consulting and Confidentiality Agreement dated January 1, 1998 between Procept, Inc. and Michael S. Weiss. Filed as Exhibit
               10.13 to the Company's Registration Statement on Form S-4, Commission File No. 33-369821, and incorporated herein by reference.

10.18 Employment Offer Letter to Dr. Nigel J. Rulewski from the Company dated September 3, 1998. Filed as Exhibit 10.24 to the

               Company's Registration Statement on Form S-4, Commission File No. 33-369821, and incorporated herein by reference.

10.19 Consulting and Confidentiality Agreement dated as of May 1, 1994 between the Company and Zola P. Horovitz, Ph.D. Filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended June 30, 1994, Commission File No. 0-21134, and incorporated herein by reference.

10.20 Consulting and Confidentiality Agreement dated as of April 20, 1995 between the Company and Max Link, Ph.D. Filed as Exhibit
               10.30 to the Company's Registration Statement on Form S-1, Commission File No. 33-96798, and incorporated herein by reference.

10.21 Registration Rights Agreement dated January 6, 1997 between the Company and Furman Selz LLC. Filed as Exhibit 10.36 to the Company's Form 10-K for the year ended December 31, 1996, Commission File No. 0-21134, and incorporated herein by reference.

10.22 Form of Indemnification Agreement between Procept, Inc. and its Directors. Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-4, Commission File No. 33-369821, and incorporated herein by reference.

10.23 Placement Agency Agreement between the Company and Paramount Capital, Inc. dated as of October 26, 1997. Filed as Exhibit
               10.40 to the Company's Form 10-K for the year ended December 31, 1997, Commission File No. 0-21134, and incorporated herein by reference.

10.24 Extension to the Consulting and Confidentiality Agreement dated December 3, 1998 between Procept, Inc. and Mark C. Rogers, M.D. Filed as Exhibit 10.25 to the Company's Registration Statement on Form S-4, Commission File No. 33-369821, and incorporated herein by reference.

10.25 Extension to the Consulting and Confidentiality Agreement dated December 3, 1998 between Procept, Inc. and Elliott H. Vernon. Filed as Exhibit 10.26 to the Company's Registration Statement on Form S-4, Commission File No. 33-369821, and incorporated herein by reference.

10.26 Extension to the Consulting and Confidentiality Agreement dated December 3, 1998 between Procept, Inc. and Michael S. Weiss. Filed as Exhibit 10.27 to the Company's Registration Statement on Form S-4, Commission File No. 33-369821, and incorporated herein by reference.

23.1 Consent of PricewaterhouseCoopers LLP, independent accountants to the Company. Filed herewith.

27.1           Financial Data Schedule. Filed herewith.

99.1 Important factors regarding forward-looking statements. Filed herewith.


-----------------------

Exhibits 10.4 through 10.8, 10.15 through 10.20, 10.22 and 10.24 through 10.26 are management contracts or compensatory plans, contracts or arrangements in which executive officers or directors of the Company participate.