Form 10-Q
period 1999-03-31
PROCEPT INC
filed 1999-05-24
CIK 885475

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---- ACT OF 1934

     For  the quarterly period ended March 31, 1999


____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


     For  the transition period from ____________ to ____________


     Commission File Number: 0-21134


                                  PROCEPT, INC.
                                 ---------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     DELAWARE                             04-2893483
                    ----------                           ------------
         (STATE OR OTHER JURISDICTION OF               (I.R.S.  EMPLOYER
         INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


840 MEMORIAL DRIVE, CAMBRIDGE, MASSACHUSETTS                02139
--------------------------------------------                -----
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


Registrant's telephone number, including area code:  (617) 491-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X   NO
                                      ---     ---

Number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.

           CLASS                               OUTSTANDING AS OF MAY 11, 1999
           -----                               ------------------------------

Common Stock, $.01 par value                                11,190,208


                        Exhibit Index Appears on Page 19

                                  PROCEPT, INC.

                                      INDEX
                                      -----

                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION

          Item 1.    Financial Statements

                     Balance Sheets                                         3

                           March 31, 1999 and December 31, 1998

                     Statements of Operations                               4

                           Three months ended March 31, 1999 and 1998

                     Statements of Cash Flows                               5

                           Three Months ended March 31, 1999 and 1998

                     Notes to Financial Statements                          6


          Item 2.    Management's Discussion and Analysis of Financial     12
                     Condition and Results of Operations


          Item 3.    Quantitative and Qualitative Disclosure About         15
                     Market Risk



PART II.  OTHER INFORMATION

          Item 1.    Legal Proceedings                                     16


          Item 2.    Changes in Securities                                 16


          Item 4.    Submission of Matters to a Vote of Security Holders   16


          Item 5.    Other Information                                     17


          Item 6.    Exhibits and Reports on Form 8-K                      17


SIGNATURES                                                                 18



EXHIBIT INDEX                                                              18

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                   PROCEPT, INC.

                                   BALANCE SHEETS
                                     ----------

ASSETS                                                                      MARCH 31, 1999        DECEMBER 31, 1998
                                                                            --------------        -----------------
Current assets:
    Cash and cash equivalents                                              $     5,586,685     $          2,885,165
    Marketable securities                                                        1,001,754                2,003,755
    Investment in Aquila                                                           371,686                  568,988
    Prepaid expenses and other current assets                                      128,778                  182,925
                                                                           ---------------     --------------------
       Total current assets                                                      7,088,903                5,640,833

Property and equipment, net                                                        138,294                  180,452
Deferred charges                                                                        --                  176,025
Deposits                                                                           190,615                  190,615
                                                                           ---------------     --------------------
       Total assets                                                        $     7,417,812     $          6,187,925
                                                                           ===============     ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                              $568,743                 $268,815
    Notes payable                                                                  200,000                       --
    Accrued compensation                                                           434,737                   54,511
    Accrued acquisition costs                                                      543,959                       --
    Other current liabilities                                                      308,148                  282,479
    Current portion of capital lease obligations                                     5,149                       --
                                                                           ---------------     --------------------
       Total current liabilities                                                 2,060,736                  605,805

Deferred rent                                                                      161,835                  185,615
Capital lease obligations                                                           18,061                       --
       Total liabilities                                                         2,240,632                  791,420
                                                                           ---------------     --------------------

Minority interest                                                                4,662,941                       --

Commitments and contingencies

Shareholders' equity:
    Preferred stock, par value $.01 per share; 1,000,000 shares authorized:
       Series A, 0 and 1 share(s) designated at March 31, 1999 and
       December 31, 1998; 0and 1 share(s) issued and outstanding
       at March 31, 1999 and December 31, 1998                                          --                       --
    Common stock, $.01 par value; 30,000,000 shares authorized;
       7,304,357 and 3,001,832 shares issued at March 31, 1999 and
       December 31, 1998, respectively                                              73,043                   30,018
    Additional paid-in capital                                                  75,725,187               70,458,992
    Deferred compensation                                                          (82,225)                 (88,716)
    Accumulated deficit                                                        (75,254,520)             (65,264,520)
    Accumulated other comprehensive income                                          64,611                  272,588
    Treasury stock, at cost; 1,186 shares at March 31, 1999 and

       December 31, 1998, respectively                                             (11,857)                 (11,857)
                                                                           ----------------    ---------------------
       Total shareholders' equity                                                  514,239                5,396,505
                                                                           ---------------     --------------------
       Total liabilities and shareholders' equity                          $     7,417,812     $          6,187,925
                                                                           ===============     ====================


                   The accompanying notes are an integral part
                          of the financial statements.

                                  PROCEPT, INC.

                            STATEMENTS OF OPERATIONS
                                     ----------

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                              1999                    1998
                                                                              ----                    ----
Revenues:
     Research and development revenue
        under collaborative agreements from
        related party                                                   $          --            $     109,375
     Interest income                                                           81,853                    4,659
                                                                        -------------            -------------

Total revenues                                                          $      81,853            $     114,034
                                                                        -------------            -------------


Costs and expenses:
     Research and development                                                 219,493                  813,237
     General and administrative                                               490,081                  522,262
     Charge for purchased in process research and development               9,405,671                       --
     Restructuring                                                                 --                  225,000
     Other (income) expense, net                                              (43,392)                     224
                                                                        --------------           -------------

Total costs and expenses                                                   10,071,853                1,560,723
                                                                        -------------            -------------

Net loss                                                                $  (9,990,000)           $  (1,446,689)
                                                                        ==============           ==============

Basic and diluted net loss per common share                             $       (2.69)           $       (2.69)
                                                                        ==============           ==============

Weighted-average number of common
     shares outstanding -- basic and diluted                                3,719,797                  537,321
                                                                        =============            =============


                   The accompanying notes are an integral part
                          of the financial statements.

                                  PROCEPT, INC.

                            STATEMENTS OF CASH FLOWS
                                     ----------

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
                                                                               1999                     1998
                                                                                ----                    ----
Cash flows from operating activities:
     Net loss                                                            $  (9,990,000)          $  (1,446,689)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                          37,589                 183,697
         Gain on sale of equipment                                             (24,550)                (62,952)
         Non-cash settlement of litigation                                      38,127                      --
         Charge for purchased in process research and development            9,405,671                      --
         Compensatory stock option expense                                       6,491                      --
     Changes in operating assets and liabilities, net of acquisition:
         Accounts receivable                                                        --                 (17,135)
         Prepaid expense and other current assets                               82,218                 (92,387)
         Accounts payable                                                     (145,606)                142,431
         Accrued compensation                                                  (31,766)                (21,739)
         Deferred rent                                                         (23,780)                (12,960)
         Other current liabilities                                              19,954                  14,039
                                                                         -------------           -------------
                  Net cash used in operating activities                       (625,652)             (1,313,695)
                                                                         --------------          --------------

Cash flows from investing activities:
     Capital expenditures                                                           --                 (14,345)
     Proceeds from sale of equipment                                            29,119                  18,000
     Proceeds from maturity of marketable securities                           991,326                      --
     Cash acquired in the acquisition of Pacific Pharmaceuticals             2,750,097                      --
     Merger costs                                                             (358,370)                     --
                                                                         --------------          -------------
                  Net cash (used in) provided by investing activities        3,412,172                   3,655
                                                                         -------------           -------------

Cash flows from financing activities:
     Payment of note payable                                                   (85,000)                     --
     Proceeds from private placement of common stock                                --               3,422,500
     Expenses from private placement of common stock                                --                (444,925)
     Deferred financing charges                                                     --                 (71,971)
     Principal payments on capital leases                                           --                  (6,696)
                                                                         -------------           --------------
                  Net cash (used in) provided by financing activities          (85,000)              2,898,908
                                                                         --------------          -------------

Net change in cash and cash equivalents                                      2,701,520               1,588,868
Cash and cash equivalents at beginning of period                             2,885,165                 535,242
                                                                         -------------           -------------
Cash and cash equivalents at end of period                               $   5,586,685           $   2,124,110
                                                                         =============           =============

Supplement disclosure of cash flow information:
     Cash paid for interest                                              $         549           $         292
                                                                         =============           =============
     Stock options issued for consulting services                                   --           $      18,000
                                                                         =============           =============

Supplemental disclosure of non-cash transactions:
     Common stock issued to acquire Pacific Pharmaceuticals              $   3,766,913                      --
                                                                         =============           =============
     Common stock options issued in the Pacific acquisition              $     965,435                      --
                                                                         =============           =============
     Common stock issued to pay off loans                                $     441,870                      --
                                                                         =============           =============
     Common stock issued in settlement of legal action                   $     135,002                      --
                                                                         =============           =============


                   The accompanying notes are an integral part
                          of the financial statements.

                                  PROCEPT, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

NATURE OF BUSINESS
Procept, Inc. ("Procept" or the "Company") located in Cambridge, MA is a biopharmaceutical company currently engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. As discussed more fully in Note 7, on March 17, 1999, Procept consummated its merger with Pacific Pharmaceuticals, Inc. ("Pacific") in which Pacific became a subsidiary of Procept. The combined company has three compounds in human clinical trials which may be candidates for accelerated regulatory approval. Procept is continuing its search to acquire or in-license drug development candidates to broaden its drug development pipeline and position itself as a successful biopharmaceutical development company.

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

Procept has generated no revenue from product sales, has not been profitable since inception, and has incurred an accumulated deficit of $75.3 million through March 31, 1999. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to preclinical and clinical testing, and development of marketing, sales and production capabilities. Procept's future plans will focus on drug development rather than research. The Company is seeking strategic partnering opportunities for its lead compounds to accelerate revenue and minimize the investment required for marketing, sales and production capabilities.

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

The accompanying financial statements for the three-month period ended March 31, 1999 and 1998 are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles. These interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended March 31, 1999 and

                                  PROCEPT, INC.

                          NOTES TO FINANCIAL STATEMENTS


1998. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 which are contained in the Company's 1998 Annual Report on Form 10-K.

2.   SHAREHOLDERS' EQUITY

On December 31, 1998, the Company had a total of 3,001,832 shares of common stock outstanding. During the quarter ended March 31, 1999, the Company issued 4,302,525 new shares of common stock. These issuances resulted from the acquisition of Pacific Pharmaceuticals, Inc. ("Pacific") and contractual obligations associated with the 1998 subscription agreement. The following section summarizes the recent issuances of the Company's common stock.

On March 15, 1999, the Company issued 36,785 shares of its common stock to Commonwealth Associates in connection with the settlement of the litigation described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. On the same date, the Company issued 2,724 shares of its common stock to The Harvard School of Dental Medicine as partial satisfaction of certain contractual obligations of Pacific.

On March 17, 1999, Pacific was merged with, and became a wholly owned subsidiary of, the Company. In connection with the merger, each share of Pacific common stock (including preferred stock on an as converted basis) was converted into approximately 0.11 shares of Procept common stock or a total of 2,755,000 Procept shares; an additional 414,584 Procept shares were issued to holders of Pacific's preferred stock, for a total of 3,169,584 shares (of which 1,558,587 shares of Procept common stock issued in the merger to holders of Pacific preferred stock were accompanied by certain contractual rights identical to contractual rights held by purchasers in Procept's 1998 private placement). The Company also issued 88,374 shares of its common stock in exchange for the cancellation of certain indebtedness of Pacific.

The issuance of common stock in connection with the Pacific merger was a dilutive issuance under the terms of the Subscription Agreement entered into in connection with the 1998 private placement (the "1998 Subscription Agreement"). On March 17, 1999 pursuant to anti-dilution provisions of the 1998 Subscription Agreement, the Company issued 1,005,058 shares of its common stock to purchasers in the 1998 private placement and certain other stockholders with identical contractual rights. In addition, the exercise price of the Company's Class C Warrants issued in connection with the 1998 private placement was reduced from $5.00 to $3.67 as a result of the dilutive issuance.

On April 9, 1999, pursuant to the contractual reset provision contained in the 1998 Subscription Agreement, the Company issued 3,885,851 shares of its common stock to the purchasers in the 1998 private placement and certain other stockholders with identical contractual rights.

3.   RESEARCH COLLABORATIONS

In January 1996, Procept entered into a Sponsored Research Agreement with VacTex, Inc. ("VacTex"). Under the Sponsored Research Agreement, Procept conducted specified research tasks on behalf of VacTex for which Procept received a combination of cash and equity in VacTex based on the number of full-time equivalent employees of

                                  PROCEPT, INC.

                          NOTES TO FINANCIAL STATEMENTS


Procept engaged in the research, but subject to maximum cash and stock limits. At December 31, 1997, the Company's investment in VacTex was accounted for under the cost method since it was a restricted security, it did not have a readily determinable fair value and Procept owned less than twenty percent of VacTex.

On April 13, 1998, VacTex was acquired by Aquila Biopharmaceuticals, Inc. ("Aquila"). The Company's investment in VacTex of 300,000 shares of common stock was converted to 113,674 shares of Aquila common stock and $128,501 principal amount of 7% debentures. As a result, the Company is accounting for its investment in Aquila under Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities" as an available for sale security and marked it to market by recognizing an accumulated unrealized net gain of $64,611 as part of Shareholders' Equity, based on Aquila's common stock closing price on March 31, 1999.

4.   RESTRUCTURING

In order to focus its limited resources on PRO 2000, in January 1998 the Company terminated work on all other research programs, except limited preclinical support for its intracellular T-cell enzyme ("DHODH") program, and underwent a significant downsizing, reducing its staff to 10 people. Due to the restructuring and focus on the development of PRO 2000, the Company has sold and plans to continue to sell most of its research and development equipment. For the three months ended March 31, 1999, the Company received approximately $29,000 from the sale of equipment and has recorded a gain of approximately $25,000 in other expenses.

5.   BASIC AND DILUTED NET (LOSS) PER COMMON SHARE

In the quarter ended December 31, 1997, the Company adopted SFAS 128, "Earnings Per Share," which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method. For the three-month period ended March 31, 1999, there were no dilutive securities.

                                  PROCEPT, INC.

                          NOTES TO FINANCIAL STATEMENTS


6.   COMPREHENSIVE INCOME

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

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                   1999                    1998
                                                                   ----                    ----
         Net loss                                           $   (9,990,000)        $    (1,446,689)

         Change in unrealized gain
              on investments                                      (207,977)                      --
                                                            ---------------        ----------------
         Comprehensive loss                                 $  (10,197,977)        $    (1,446,689)
                                                            ===============        ================

         Unrealized gain on investments:
              Balance at December 31, 1998                  $      272,588
              Change during the three months
                  ended March 31, 1999                            (207,977)
                                                            ---------------
              Balance at March 31, 1999                     $       64,611
                                                            ==============

7.  ACQUISITION OF PACIFIC PHARMACEUTICALS, INC.

On December 10, 1998, Procept entered into a definitive Agreement and Plan of Merger (the Merger Agreement) to acquire Pacific Pharmaceuticals, Inc. (Pacific), a Delaware corporation engaged in the development of cancer therapies, based in San Diego, California, through a merger of a wholly owned subsidiary of Procept with and into Pacific. The acquisition of Pacific Pharmaceuticals closed on March 17, 1999.

The acquisition of Pacific was accounted for under the purchase accounting method. The aggregate purchase price of $3.8 million, plus estimated acquisition costs of $1.5 million, assumed liabilities of $5.7 million and $1.0 million for the value of the stock options and warrants being issued to the Pacific shareholders were allocated to the acquired tangible and intangible assets based on their estimated respective fair values. Approximately $9.4 million of the purchase price has been allocated to in-process research and development and expensed in the quarter ended March 31, 1999. The charge for in-process research and development represents the value assigned to Pacific's programs which are still in the development stage and for which there is no alternative future use. The value assigned to these programs has been developed by determining the fair value of these programs, as provided by an independent valuation of the Pacific business.

The valuation methodology was based on estimated discounted cash flows. Recent Securities and Exchange Commission (SEC) guidelines on valuation methodologies for in-process research and development are still evolving. The amount written off may be subject to adjustment as the SEC continues to focus on accounting for acquired in-process research and development.

                                  PROCEPT, INC.

                          NOTES TO FINANCIAL STATEMENTS


Pursuant to the Merger Agreement, each share of Pacific common stock (including preferred stock on an as converted basis into common stock) converted into approximately 0.11 shares of Procept common stock or a total of 2,755,000 Procept shares and an additional 414,584 Procept shares were issued to holders of Pacific's preferred stock for a total of 3,169,584 Procept shares (of which 1,558,587 shares of Procept common stock issued in the merger to holders of Pacific preferred stock were accompanied by certain contractual rights identical to contractual rights held by purchasers in Procept's 1998 private placements). In addition, Procept assumed an approximately $6.5 million, net obligation (payable in cash or common stock of Procept, at the sole option of the Company) of Pacific's subsidiary, BG Development Corp., and Procept exchanged all Pacific's outstanding warrant, unit purchase option and stock option obligations into approximately 1,773,078 like instruments of Procept. As a result of the merger with Pacific, Procept also issued approximately $1,005,058 shares of its common stock to purchasers in Procept's 1998 private placement and certain other stockholders pursuant to certain contractual anti-dilution rights.

PRO FORMA RESULTS OF OPERATION
The following unaudited pro forma results of operations for the three months ended March 31, 1999 and 1998 give effect to the Company's acquisition of Pacific Pharmaceuticals, Inc. as if the transaction had occurred at the beginning of each period. The pro forma results of operation exclude the charge for in process research and development of $9.4 million that was recorded with the acquisition in 1999, and do not purport what the Company's results of operations actually would have been if the acquisition has occurred as of the beginning of the periods, or what such results will be for any future period. The financial data are based upon financial assumptions that the Company believes are reasonable and should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere in this report.


                                                                     Pro Forma Results for the
                                                                      QUARTER ENDED MARCH 31,
                                                                     --------------------------
                                                                   1999                      1998
                                                                   ----                      ----
           Revenues                                                  $118,931               $167,818

           Net loss                                            $   (1,393,097)        $   (2,669,095)
                                                               ===============        ===============

           Basic and diluted net loss per common share         $        (0.19)        $        (1.41)
                                                               ===============        ===============

8.   NEW ACCOUNTING STANDARDS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
Procept, Inc. ("Procept" or the "Company") is currently engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. This includes three compounds in human clinical trials which may be candidates for accelerated regulatory approval. On March 17, 1999 Procept consummated its merger with Pacific Pharmaceuticals, Inc. ("Pacific") in which Pacific became a subsidiary of Procept. Procept is also continuing its search to acquire or in-license new drug development candidates to broaden its drug development pipeline and position itself as a successful biopharmaceutical development company.

RESULTS OF OPERATIONS
Since its inception in 1985, Procept has devoted its principal efforts to drug discovery and research. Procept has generated no revenues from product sales, has not been profitable since inception, and has incurred an accumulated deficit of $75.3 million through March 31, 1999. The Company is dependent upon research and development collaborations, equity financing and interest on invested funds to provide the working capital required to pursue its intended business activities. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs required to support these efforts. The Company expects to incur significant additional operating losses over the next several years due to its ongoing development efforts and expanded preclinical and clinical testings. The Company's potential for future profitability is dependent on its ability to effectively develop its current pharmaceutical compounds and in-license and develop new pharmaceutical products, as well as obtain regulatory approvals and adequate financing for such products. Future profitability will require that the Company establish agreements for product development, commercialization and sales of its products with corporate sponsors.

THREE MONTHS ENDED MARCH 31, 1999 AND 1998
The Company's total revenues decreased by $32,000 in the first quarter of 1999 from the same period in 1998, principally as a result of the expiration of the Sponsored Research Agreement with VacTex, Inc. (the "VacTex Agreement"). During the period ended March 31, 1999, revenues consisted of $82,000 in interest earned on invested funds. In 1998, first quarter revenues consisted of $109,000 earned under the VacTex Agreement and $4,600 in interest earned on invested funds.

The Company's total operating expenses increased to $10.1 million primarily resulting from an in process research and development charge of $9.4 million relating to the acquisition of Pacific Pharmaceuticals, Inc. in the first quarter of 1999. Without this charge, total operating expenses decreased to $0.7 million in the first quarter of 1999 from $1.6 million during the same period in 1998. Research and development expenses decreased 73% to $0.2 million in the first quarter of 1999 from $0.8 million in the first quarter of 1998. This expense decrease was due primarily to a decrease in personnel in the Company's research and development organization and their related research costs. In order to focus its limited resources on PRO 2000, in January 1998 the Company terminated work on all other research programs, except preclinical support for its intracellular T-cell enzyme ("DHODH") program, and underwent a significant downsizing, reducing its staff to 10 people. General and administrative expenses decreased 6% to approximately $0.5 million in the first quarter of 1999 from approximately $0.5 million in the first quarter of 1998, reflecting the decrease in administrative personnel for the full quarter and continued cost control measures including subleasing activities. A gain of $43,392 is included in other expenses in the first quarter of

1999 which was generated from the sale of research and development equipment and supplies. Due to the restructuring and focus on the development of PRO 2000, the Company has sold and plans to continue to sell most of its research and development equipment.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1999, the Company's aggregate cash, cash equivalents and marketable securities were $6.6 million, a net increase of $1.7 million since December 31, 1998. The increase in cash is primarily attributable to the acquisition of Pacific Pharmaceuticals, Inc. ("Pacific") which resulted in a cash infusion of $2.8 million, offset by $0.6 million cash used in operations. Included in cash is $0.03 million from the sale of research and development equipment. Due to downsizing and focus on the development of PRO 2000, the Company plans to continue to sell most of its research and development equipment.

On March 17, 1999, Procept completed the acquisition of Pacific, a public research and development company engaged in the development of cancer therapies. Each of Pacific's shares of common stock (including preferred stock on an as converted basis into common stock) converted into approximately 0.11 shares of Procept common stock or a total of 2,755,000 Procept shares. An additional 414,584 shares of Procept common stock were issued in the merger to the holders of Pacific's preferred stock as a result of certain contractual rights identical to contractual rights held by purchasers in Procept's 1998 private placement. In addition, Procept has assumed an approximately $6.5 million, net obligation (payable in cash or common stock of Procept, at the sole option of the Company) of Pacific's subsidiary, BG Development Corp. and Procept agreed to exchange all of Pacific's outstanding warrant, unit purchase option and stock option obligations into like instruments of Procept.

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

The Company's expectations regarding its rate of spending and the sufficiency of its cash resources over future periods are forward-looking statements. The rate of spending and sufficiency of such resources will be affected by numerous factors including the rate of planned and unplanned expenditures by the Company and the execution of new collaboration agreements for the Company's research and development programs. Other important factors that may affect achieving the Company's strategic goals and other forward-looking statements are set forth in
Exhibit 99.1 of the Company's 1998 Annual Report on Form 10-K.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

In January 1997, the Securities and Exchange Commission issued Financial Reporting Release 48 ("FRR 48"), "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information About Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." FRR 48 requires disclosure of qualitative and quantitative information about market risk inherent in derivative financial instruments, other financial instruments, and derivative commodity instruments beyond those already required under generally accepted accounting principals. The Company is not a party to any of the instruments discussed in FRR 48 and considers its market risk to be minimal.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The litigation previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 was settled on February 18, 1999. In connection with the settlement of the claim, the Company paid to Commonwealth Associates $45,000 in cash and 36,785 shares of the Company's common stock.

ITEM 2.  CHANGE IN SECURITIES.

Pacific Pharmaceuticals, Inc. ("Pacific") was merged into, and became a wholly owned subsidiary of, the Company on March 17, 1999. In connection therewith, on March 17, 1999, the Company issued an aggregate of 88,374 shares of common stock to Lindsay Rosenwald, The Aries Trust and the Aries Domestic Fund L.P. in exchange for the cancellation of certain indebtedness of Pacific.

On March 15, 1999, the Company issued 2,724 shares of common stock to The Harvard School of Dental Medicine as partial satisfaction of certain contractual obligations of Pacific.

On March 15, 1999, the Company issued 36,785 shares of common stock to Commonwealth Associates in connection with the settlement of litigation described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

All of the above issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of stockholders on Monday, March 15, 1999. The shareholders voted on the following proposal:

         "Proposal to issue approximately 4,257,728 shares of the Company's common stock in connection with and as a result of the acquisition of Pacific Pharmaceuticals, Inc. ("Pacific") pursuant to and in connection with the Agreement and Plan of Merger dated as of December 10, 1998, as amended, among the Company, Pacific and a wholly owned subsidiary of the Company."

The shareholders adopted the proposal as follows:


                  VOTES CAST FOR                 VOTES CAST AGAINST                 ABSTENTIONS
                  --------------                 ------------------                 -----------
                    2,232,644                          2,887                          1,723

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.



         (a)      EXHIBITS.

                  27.1     Financial Data Schedule.  Filed herewith.

         (b)      REPORTS ON FORM 8-K.

                  Current report on Form 8-K dated March 30, 1999 filed with the Securities and Exchange Commission on March 30, 1999 relating to the completion of the Company's merger with Pacific Pharmaceuticals, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PROCEPT, INC.
                                    (Registrant)


Date:  May 24, 1999                 by:  /s/ JOHN F. DEE
                                         --------------------------------------
                                         John F. Dee
                                         President and Chief Executive Officer


                                         /s/ MICHAEL E. FITZGERALD
                                         --------------------------------------
                                         Michael E. Fitzgerald
                                         Vice President, Finance
                                         Chief Financial Officer

                                  EXHIBIT INDEX


         Exhibit
         NUMBER                DESCRIPTION
         --------              -----------
         27.1                  Financial Data Schedule.  Filed herewith.