Form 10-Q/A
period 1999-03-31
PROCEPT INC
filed 1999-06-07
CIK 885475

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                FORM 10-Q/A


/X/ AMENDMENT NO. 1 TO THE QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ___________

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

Number of shares outstanding of each of the issuer;s classes of common stock, as of latest practicable date.

           CLASS                         OUTSTANDING AS OF JUNE 4, 1999
           -----                         ------------------------------

 Common Stock, $.01 par value                      11,190,208



                    Exhibit Index Appears on Page 4

                                PROCEPT, INC.

                         FORM 10-Q/A, MARCH 31, 1999

This Form 10-Q/A constitutes Amendment No. 1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999. This Form 10-Q/A corrects Exhibit 27.1 Financial Data Schedule.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PROCEPT, INC.

                                     (Registrant)



Date: June 4, 1999                   by: /s/ John F. Dee
                                         ---------------------------------
                                         John F. Dee
                                         President and Chief Executive Officer


                                         /s/ Michael E. Fitzgerald
                                         ----------------------------------
                                         Michael E. Fitzgerald
                                         Vice President, Finance
                                         Chief Financial Officer

                                EXHIBIT INDEX


   Exhibit
   Number             Description
   -------            -----------
   27.1               Financial Data Schedule. Filed herewith.