Form 10-Q
period 1999-06-30
PROCEPT INC
filed 1999-08-16
CIK 885475

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from  ____________ to ____________

        Commission File Number:  0-21134

                                  PROCEPT, INC.
             ------------------------------------------------------
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

                                  YES_X_      NO___

Number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.

            CLASS                             OUTSTANDING AS OF JULY 28,1999
            -----                             ------------------------------
Common Stock, $.01 par value                          14,053,095


                        Exhibit Index Appears on Page 20

                                  PROCEPT, INC.

                                      INDEX

                                                                                                   PAGE NO.
                                                                                                   --------
PART I - FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Balance Sheets                                                                     3

                           June 30, 1999 and December 31, 1998

                     Statements of Operations                                                           4

                           Three months and six months ended June 30, 1999 and 1998

                     Statements of Cash Flows                                                           5

                           Six months ended June 30, 1999 and 1998

                     Notes to Financial Statements                                                      6

         Item 2.     Management's Discussion and Analysis of Financial                                 12
                     Condition and Results of Operations

         Item 3.     Quantitative and Qualitative Disclosure About Market Risk                         16



PART II - OTHER INFORMATION

         Item 1.     Legal Proceedings                                                                 17

         Item 2.     Changes in Securities                                                             17

         Item 4.     Submission of Matters to a Vote of Security Holders                               18

         Item 5.     Other Information                                                                 18

         Item 6.     Exhibits and Reports on Form 8-K                                                  18



SIGNATURES                                                                                             19

EXHIBIT INDEX                                                                                          20

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                  PROCEPT, INC.

                                 BALANCE SHEETS
                                   (Unaudited)

ASSETS                                                                          JUNE 30, 1999  DECEMBER 31, 1998
                                                                                -------------  -----------------
Current assets:
    Cash and cash equivalents                                                    $  4,670,145    $  2,885,165
    Marketable securities                                                           1,000,000       2,003,755
    Investment in Aquila                                                              324,138         568,988
    Prepaid expenses and other current assets                                         309,054         182,925
                                                                                 ------------    ------------
       Total current assets                                                         6,303,337       5,640,833
                                                                                 ------------    ------------

Property and equipment, net                                                            99,605         180,452
Deferred charges                                                                         --           176,025
Deposits                                                                                7,150         190,615
                                                                                 ------------    ------------
       Total assets                                                              $  6,410,092    $  6,187,925
                                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                             $    502,144    $    268,815
    Notes payable to related party                                                    200,000            --
    Accrued compensation                                                              319,911          54,511
    Accrued acquisition costs                                                         366,759            --
    Other current liabilities                                                         259,790         282,479
    Current portion of capital lease obligations                                        4,599            --
                                                                                 ------------    ------------
       Total current liabilities                                                    1,653,203         605,805
                                                                                 ------------    ------------
Deferred rent                                                                         137,121         185,615
Capital lease obligations                                                              16,859            --
                                                                                 ------------    ------------
       Total liabilities                                                            1,807,183         791,420
                                                                                 ------------    ------------

Commitments and contingencies
Shareholders' equity:
    Preferred stock, par value $.01 per share; 1,000,000 shares authorized:
       Series A, 0 and 1 share(s) designated at June 30, 1999
       and December 31, 1998; 0 shares issued and outstanding at
       June 30, 1999 and December 31, 1998                                               --              --
    Common stock, $.01 par value; 30,000,000 shares authorized;
       14,043,095 and 3,001,832 shares issued at June 30, 1999 and
       December 31, 1998, respectively                                                140,432          30,018
    Additional paid-in capital                                                     81,079,510      70,458,992
    Deferred compensation                                                             (75,733)        (88,716)
    Accumulated deficit                                                           (76,542,511)    (65,264,520)
    Accumulated other comprehensive income                                             13,068         272,588
    Treasury stock, at cost; 1,186 shares at June 30, 1999 and
       December 31, 1998, respectively                                                (11,857)        (11,857)
                                                                                 ------------    ------------
       Total shareholders' equity                                                   4,602,909       5,396,505
                                                                                 ------------    ------------
       Total liabilities and shareholders' equity                                $  6,410,092    $  6,187,925
                                                                                 ============    ============

    The accompanying notes are an integral part of the financial statements.

                                  PROCEPT, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                          THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                         ----------------------------    ----------------------------
                                             1999            1998          1999            1998
                                         ------------    ------------    ------------    ------------
Revenues:
     Research and development revenue
        under collaborative agreements
        from related party               $       --      $       --      $       --      $    109,375
     Interest income                           73,527          75,840         155,380          80,499
                                         ------------    ------------    ------------    ------------
              Total revenues             $     73,527    $     75,840         155,380         189,874
                                         ------------    ------------    ------------    ------------

Costs and expenses:
     Research and development                 364,737         522,061         584,230       1,335,298
     General and administrative               487,907         450,838         977,988         973,100
     Charge for purchased in-process
         research and development                --              --         9,405,671            --
     Restructuring                               --              --              --           225,000
     Other (income) expense, net                7,419           3,884         (35,973)          4,108
                                         ------------    ------------    ------------    ------------
              Total costs and expenses        860,063         976,783      10,931,916       2,537,506
                                         ------------    ------------    ------------    ------------

Net loss                                 $   (786,536)   $   (900,943)   $(10,776,536)   $ (2,347,632)
                                         ------------    ------------    ------------    ------------

Less:  Incremental charge associated
       with the conversion of the
       minority interest in a
       subsidiary, net                        501,455            --           501,455            --
                                         ------------    ------------    ------------    ------------

Net loss available to common
     shareholders                        $ (1,287,991)   $   (900,943)   $(11,277,991)   $ (2,347,632)
                                         ============    ============    ============    ============

Basic and diluted net loss per
     common share                        $      (0.12)   $      (0.32)   $      (1.54)   $      (1.40)
                                         ============    ============    ============    ============

Weighted average number of
     common shares outstanding
     -- basic and diluted                  10,946,591       2,813,717       7,333,035       1,681,807
                                         ============    ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                                  PROCEPT, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                        ---------------------------
                                                                            1999           1998
                                                                        ------------    ------------
Cash flows from operating activities:
     Net loss                                                           $(10,776,536)   $ (2,347,632)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                        76,279         369,067
         Gain on sale of equipment                                           (24,550)       (152,589)
         Charge for purchased in-process research and development          9,405,671              --
         Compensatory stock and stock option expense                          95,923           7,164
         Savings and Retirement Plan stock contribution                           --          43,238
     Changes in operating assets and liabilities, net of acquisition:
         Accounts receivable                                                      --          97,340
         Prepaid expense and other current assets                            (98,058)         34,317
         Deposits                                                            183,465              --
         Accounts payable                                                   (212,205)       (736,645)
         Accrued compensation                                                (25,028)       (136,160)
         Deferred rent                                                       (48,494)        (26,854)
         Other current liabilities                                          (660,537)         98,286
         Other non-current liabilities                                          --           (96,875)
                                                                        ------------    ------------
                  Net cash used in operating activities                   (2,084,070)     (2,847,343)
                                                                        ------------    ------------
Cash flows from investing activities:
     Capital expenditures                                                         --        (319,669)
     Proceeds from sale of equipment                                          29,119         240,874
     Proceeds from maturity of marketable securities                         989,086              --
     Cash acquired in the acquisition of Pacific Pharmaceuticals           2,750,097              --
                                                                        ------------    ------------
                  Net cash (used in) provided by investing activities      3,768,302         (78,795)
                                                                        ------------    ------------
Cash flows from financing activities:
     Payment of note payable                                                 (85,000)             --
     Principal payments on capital lease                                      (1,752)        (20,231)
     Proceeds for the exercise of common stock warrant                       187,500              --
     Proceeds from private placement of common stock                              --       9,802,500
     Expenses from private placement of common stock                              --      (1,602,851)
                                                                        ------------    ------------
                  Net cash (used in) provided by financing activities        100,748       8,179,418
                                                                        ------------    ------------
Net change in cash and cash equivalents                                    1,784,980       5,253,280
Cash and cash equivalents at beginning of period                           2,885,165         535,242
                                                                        ------------    ------------
Cash and cash equivalents at end of period                              $  4,670,145    $  5,788,522
                                                                        ============    ============
Supplement disclosures and non-cash transactions:
     Cash paid for interest                                             $        970    $      4,472
                                                                        ============    ============
     Stock options issued for consulting services                       $         --    $     25,164
                                                                        ============    ============
     Savings and Retirement Plan stock contribution                     $         --    $     43,238
                                                                        ============    ============
     Common stock issued to acquire Pacific Pharmaceuticals             $  3,766,913    $         --
                                                                        ============    ============
     Common stock issued to acquire minority interest in subsidiary     $  4,160,363    $         --
                                                                        ============    ============
     Common stock options issued to acquire Pacific Pharmaceuticals     $    965,835    $         --
                                                                        ============    ============
     Common stock issued to pay off loans                               $    441,870    $         --
                                                                        ============    ============
     Common stock issued for services                                   $     35,000    $         --
                                                                        ============    ============
     Common stock issued in settlement of legal action                  $    135,002    $         --
                                                                        ============    ============

    The accompanying notes are an integral part of the financial statements.

                          NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

NATURE OF BUSINESS

Procept, Inc. ("Procept" or the "Company"), located in Cambridge, MA, is a biopharmaceutical company currently engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. As discussed more fully in Note 7, on March 17, 1999, Procept consummated its merger with Pacific Pharmaceuticals, Inc. ("Pacific") in which Pacific became a subsidiary of Procept. The combined company has three compounds in human clinical trials, two of which have substantial government funding and support. Procept is continuing its search to acquire or in-license additional drug development candidates to broaden its drug development pipeline and position itself as a successful biopharmaceutical development company.

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

Procept has generated no revenue from product sales, has not been profitable since inception, and has incurred an accumulated deficit of $76.5 million through June 30, 1999. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to preclinical and clinical testing, and development of marketing, sales and production capabilities. Procept's future plans will focus on drug development rather than research. The Company is seeking strategic partnering opportunities for its lead compounds to accelerate revenue and minimize the investment required for marketing, sales and production capabilities.

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

The accompanying financial statements for the three- and six-month periods ended June 30, 1999 and 1998 are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles. These interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal

                         NOTES TO FINANCIAL STATEMENTS


recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 1999 and 1998. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 which are contained in the Company's 1998 Annual Report on Form 10-K.

2.       SHAREHOLDERS' EQUITY

On December 31, 1998, the Company had a total of 3,001,832 shares of common stock outstanding. During the six months ending June 30, 1999, the Company issued 11,041,263 new shares of common stock. These issuances resulted from the acquisition of Pacific Pharmaceuticals, Inc. ("Pacific") and contractual obligations associated with the 1998 subscription agreements entered into in connection with the Company's 1998 private placement (the "1998 Subscription Agreements") in which the Company raised $8.3 million, net. The following section summarizes the recent issuances of the Company's common stock.

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

On March 17, 1999, Pacific was merged with, and became a wholly owned subsidiary of, the Company. In connection with the merger, each share of Pacific common stock (including preferred stock on an as converted basis) was converted into approximately 0.11 shares of Procept common stock or a total of 2,755,000 Procept shares; an additional 414,584 Procept shares were issued to holders of Pacific's preferred stock, for a total of 3,169,584 shares (of which 1,558,587 shares issued in the merger to holders of Pacific preferred stock were accompanied by certain contractual rights similar to those held by purchasers in Procept's 1998 private placement). The Company also issued 88,374 shares of its common stock in exchange for the cancellation of certain indebtedness of Pacific.

The issuance of common stock in connection with the Pacific merger was a dilutive issuance under the terms of the 1998 Subscription Agreements. As a result, on March 17, 1999 pursuant to anti-dilution provisions of the 1998 Subscription Agreements, the Company issued 1,005,058 shares of its common stock to purchasers in the 1998 private placement and certain other stockholders with identical contractual rights. In addition, the exercise price of the Company's Class C Warrants issued in the 1998 private placement was reduced from $5.00 to $3.67 as a result of the dilutive issuance.

On April 9, 1999, pursuant to the contractual reset provision contained in the 1998 Subscription Agreements, the Company issued 3,885,851 shares of its common stock to the purchasers in the 1998 private placement and certain other stockholders with identical contractual rights.

                         NOTES TO FINANCIAL STATEMENTS


On May 18, 1999, the Company issued 51,087 shares of its common stock in connection with the exercise of a common stock warrant.

On June 22, 1999, the Company issued 16,500 shares of its common stock as bonuses to certain employees. In addition, on June 22, 1999, the Company issued 11,725 of its common stock as partial satisfaction of certain financial obligations.

On June 30, 1999, the Company issued 2,773,575 shares of its common stock and 924,525 Class D Warrants to purchase common stock to convert the minority interest in its majority owned subsidiary BG Development Corp. ("BGDC"), thereby eliminating a $6.5 million obligation while obtaining 100% ownership in BGDC. The 2,773,575 common shares issued in the conversion were valued at $2.11 per share. The shares have contractual rights identical to those held by purchasers in Procept's 1998 private placement. The Class D Warrants exercisable for an aggregate of 924,525 shares of the Company's common stock at $2.11 per share expire June 30, 2004. The total value of the shares plus the warrants (utilizing the Black-Scholes valuation method), minus the book value of the minority interest in BGDC resulted in an incremental charge against earnings of $501,000 during the period. This issuance was a dilutive event under the terms of the Class C Warrant Agreement. Accordingly the exercise price of each Class C Warrant was reduced from $3.67 to $3.28.

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

On April 13, 1998, Aquila Biopharmaceuticals, Inc. ("Aquila") acquired VacTex. The Company's investment in VacTex of 300,000 shares of common stock was converted to 113,674 shares of Aquila common stock and $128,501 principal amount of 7% debentures. On July 15, 1999, the Company redeemed the Aquila 7% debentures. The Company received $139,758 representing the principal and accrued interest due at the time of redemption. As a result, the Company is accounting for its investment in Aquila under Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities" as an available for sale security and marked it to market by recognizing an accumulated unrealized net gain of $13,068 as part of Shareholders' Equity, based on Aquila's common stock closing price on June 30, 1999.

4.       RESTRUCTURING

In January 1998, the Company terminated work on all research programs and underwent a significant downsizing, reducing its staff to 10 people. Due to the restructuring and focus on the clinical development of PRO 2000 Gel, the Company has sold and plans to continue to sell most of its research equipment. For the six months ended June 30,

                         NOTES TO FINANCIAL STATEMENTS


1999, the Company received approximately $29,000 from the sale of equipment and has recorded a gain of approximately $25,000 in other expenses.

5.       BASIC AND DILUTED NET (LOSS) PER COMMON SHARE

In the quarter ended December 31, 1997, the Company adopted SFAS 128, "Earnings Per Share," which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method. For the three- and six-month periods ended June 30, 1999, there were no dilutive securities.

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

                                                    Three Months Ended                    Six Months Ended
                                                         June 30,                             June 30,
                                               -----------------------------     -----------------------------
                                                   1999             1998               1999              1998
                                               -------------     -----------     ---------------     --------
     Net loss                                     $(786,536)      $(900,943)       $(10,776,536)      $(2,347,632)
     Change in unrealized gain
              on investments                        (51,543)        304,568            (259,520)          304,568

     Comprehensive loss                           $(838,079)      $(596,375)       $(11,036,056)      $(2,043,064)
                                                  ==========      ==========       =============      ============

     Unrealized gain on investments:

         Balance at December 31, 1998                                                    $     272,588
         Change during the six months ended June 30, 1999                                     (259,520)
                                                                                        --------------
     Balance at June 30, 1999                                                            $      13,068
                                                                                         =============

                         NOTES TO FINANCIAL STATEMENTS


7.       ACQUISITION OF PACIFIC PHARMACEUTICALS, INC.

On December 10, 1998, Procept entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") to acquire Pacific Pharmaceuticals, Inc. ("Pacific"), a Delaware corporation engaged in the development of cancer therapies, based in San Diego, California, through a merger of a wholly owned subsidiary of Procept with and into Pacific. The acquisition of Pacific Pharmaceuticals closed on March 17, 1999.

The acquisition of Pacific was accounted for under the purchase accounting method. The aggregate purchase price of $3.8 million, plus estimated acquisition costs of $1.5 million, assumed liabilities (including a $200,000 note payable to a significant shareholder of the Company) of $5.7 million and $1.0 million for the value of the stock options and warrants being issued to the Pacific shareholders were allocated to the acquired tangible and intangible assets based on their estimated respective fair values. Approximately $9.4 million of the purchase price has been allocated to in-process research and development and expensed in the quarter ended March 31, 1999. The charge for in-process research and development represents the value assigned to Pacific's programs that are still in the development stage and for which there is no alternative future use. The value assigned to these programs has been developed by determining the fair value of these programs, as provided by an independent valuation of the Pacific business.

The valuation methodology was based on estimated discounted cash flows. Recent Securities and Exchange Commission ("SEC") guidelines on valuation methodologies for in-process research and development are still evolving. The amount written off may be subject to adjustment as the SEC continues to focus on accounting for acquired in-process research and development.

Pursuant to the Merger Agreement, each share of Pacific common stock (including preferred stock on an as converted basis into common stock) converted into approximately 0.11 shares of Procept common stock or a total of 2,755,000 Procept shares and an additional 414,584 Procept shares were issued to holders of Pacific's preferred stock for a total of 3,169,584 Procept shares (of which 1,558,587 shares of Procept common stock issued in the merger to holders of Pacific preferred stock were accompanied by certain contractual rights identical to contractual rights held by purchasers in Procept's 1998 private placements). In addition, Procept exchanged all Pacific's outstanding warrant, unit purchase option and stock option obligations into approximately 1,773,078 like instruments of Procept. Procept also assumed an approximately $6.5 million, net obligation (payable in cash or common stock of Procept, at the sole option of the Company) of Pacific's subsidiary, BG Development Corp. ("BGDC"). On June 30, 1999, the Company issued 2,773,575 shares of its common stock and 924,525 Class D Warrants to convert the obligations to the minority shareholders of BGDC. The shares have contractual rights identical to those held by purchasers in Procept's 1998 private placement. The Class D Warrants are exercisable for an aggregate of 924,525 shares of the Company's common stock at $2.11 per share and expire on June 30, 2004. As a result of the merger with Pacific, Procept also issued approximately 1,005,058 shares of its common stock to purchasers in Procept's 1998 private placement and certain other stockholders pursuant to certain contractual anti-dilution rights.

                         NOTES TO FINANCIAL STATEMENTS


PRO FORMA RESULTS OF OPERATION

The following unaudited pro forma results of operations for the six months ended June 30, 1999 and 1998 give effect to the Company's acquisition of Pacific as if the transaction had occurred at the beginning of each period. The pro forma results of operation exclude the charge for in-process research and development of $9.4 million that was recorded with the acquisition in 1999, and do not purport to reflect what the Company's results of operations actually would have been if the acquisition had occurred as of the beginning of the periods, or what such results will be for any future period. The financial data are based upon financial assumptions that the Company believes are reasonable and should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere in this report.

                                           Pro Forma Results for the
                                           Six Months Ended June 30,
                                   ----------------------------------------
                                     1999                           1998
                                   -----------                  -----------
   Revenues                           $193,258                     $289,814
   Net loss                        $(2,180,182)                 $(4,361,513)
   Basic and diluted net loss
        per common share                $(0.29)                      $(1.98)

8.       NEW ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998 and was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 defers the effective date of SFAS 133 to June 15, 2000. Earlier application is permitted. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. While management has not determined the impact of the new standard, it is not expected to be material to the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

Procept, Inc. ("Procept" or the "Company") is currently engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. This includes three compounds in human clinical trials that may be candidates for accelerated regulatory approval. On March 17, 1999, Procept consummated its merger with Pacific Pharmaceuticals, Inc. ("Pacific") in which Pacific became a subsidiary of Procept. Procept is also continuing its search to acquire or in-license new drug development candidates to broaden its drug development pipeline and position itself as a successful biopharmaceutical development company.

PRO 2000 GEL is a vaginal, topical microbicide designed to provide protection against human immunodeficiency virus ("HIV") infection and other sexually transmitted diseases ("STDs"). PRO 2000 Gel was recently shown to protect female monkeys from infection by an AIDS-causing virus. In earlier studies, PRO 2000 Gel protected mice from genital herpes simplex virus type 2 ("HSV-2") infection. Laboratory studies have also shown that the product is active against CHLAMYDIA TRACHOMATIS and NEISSERIA GONORRHEA, two other important STD pathogens. Two Phase I clinical trials, completed in 1997, showed that daily intravaginal doses of 4% PRO 2000 Gel are safe and well tolerated in healthy, sexually abstinent women. A larger safety study to evaluate the safety and acceptability of PRO 2000 Gel in healthy, sexually active women and in HIV-infected women is scheduled to begin shortly in the United States and South Africa, with support from the National Institute of Allergy and Infectious Diseases ("NIAID"), a unit of the National Institutes of Health ("NIH").

In 1998, the National Cancer Institute ("NCI") of the NIH and Pacific, Procept's subsidiary, signed a Cooperative Research and Development Agreement ("CRADA") to further the Phase I and Phase II development of the proprietary chemosensitizing agent O(6)-BENZYLGUANINE ("BG"). Pacific's collaborators believe that BG may be capable of destroying the resistance of cancer cells to a class of chemotherapeutic agents known as O(6)-alkylating agents, currently used to treat various cancers such as brain, melanoma and lymphoma. BG may also enable the use of these agents in other cancers previously thought to be unresponsive, such as colon, lung, and breast, which may expand their utility and effectiveness to provide treatment to a broad patient base. Multiple Phase I human clinical trials are nearing completion in different cancer types including brain and colon cancer. Upon completion, the Company and the NCI intend to initiate several Phase II efficacy studies in several cancer indications.

Procept's photodynamic therapy compound, BORONATED PROTOPORPHYRIN ("BOPP"), is currently completing a Phase I study in brain cancer patients at the Royal Melbourne Hospital, Australia under a United States Investigational New Drug Application filed with the Food and Drug Administration in March 1998. One of the world's experts in photodynamic therapy ("PDT") for the treatment of brain cancer, Dr. Andrew Kaye, is overseeing the clinical trials. PDT may be suitable for use in a variety of disorders including cancers and pre-cancerous conditions such as Barrett's esophagus and cervical dysplasia. Light is used to activate a photosensitizing drug selective to tumor cells, resulting in tumor cell death. The Company believes that BOPP's apparent degree of selectivity to tumor cells and cell killing capabilities are a potential competitive advantage against other PDT compounds.

RESULTS OF OPERATIONS

Since its inception in 1985, Procept has devoted its principal efforts to drug discovery and research. Procept has generated no revenues from product sales, has not been profitable since inception, and has incurred an accumulated deficit of $76.5 million through June 30, 1999. The Company is dependent upon research and development collaborations, equity financing and interest on invested funds to provide the working capital required to pursue its intended business activities. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs required to support these efforts. The Company expects to incur significant additional operating losses over the next several years due to its ongoing development efforts and expanded preclinical and clinical testings. The Company's potential for future profitability is dependent on its ability to effectively develop its current pharmaceutical compounds and in-license and develop new pharmaceutical products, as well as obtain regulatory approvals and adequate financing for such products. Future profitability will require that the Company establish agreements for product development, commercialization and sales of its products with corporate sponsors.

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

The Company's total revenue declined to $73,000 in the second quarter of 1999 from $76,000 for the comparable period of 1998. The $2,000 (2.6%) decrease resulted primarily from lower interest income earned on invested cash balances. The Company's cash balances available for investment decreased to $5.7 million as of June 30, 1999 from $5.8 million as of June 30, 1998.

The Company's total operating expenses decreased $117,000 (12.0%) to $860,000 in the second quarter of 1999 from $977,000 for the comparable period of 1998. Research and development expenses decreased to $365,000 in the second quarter of 1999 from $522,000 for the same period of 1998. The $157,000 (30.0%) decrease was due to lower research expenditures resulting from discontinued research programs that offset additional development costs associated with the Company's three ongoing programs in clinical trials. General and administrative expenses increased to $488,000 in the second quarter of 1999 from $451,000 in the comparable period of 1998. The $37,000 (8.2%) increase resulted from additional professional services expenditures relating to corporate development activities during the quarter. Interest expense increased to $8,000 in the second quarter of 1999 from $4,000 in the second quarter of 1998. The $4,000 (100.0%) increase resulted from additional interest expense incurred relating to the Notes Payable assumed by the Company as part of the acquisition of Pacific. On June 30, 1999 the Company converted the minority interest in its majority owned subsidiary, BG Development Corporation ("BGDC"). The Company issued 2,773,575 common shares and 924,525 Class D Warrants to convert the minority interest. The conversion of the minority interest resulted in an incremental charge of $501,000 during the quarter ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

The Company's total revenues decreased to $155,000 in the first half of 1999 from $190,000 during the comparable period of 1998. The $35,000 (18.4%) decrease resulted primarily from the expiration of the Sponsored Research Agreement with VacTex, Inc. Interest income increased to 155,000 in the first half of 1999 from $80,000 for the comparable period of 1998. The $75,000 (93.8%) increase in interest income resulted from additional cash balances available for investment during the first half of 1999.

The Company's total operating expenses increased to $10,932,000 in the first half of 1999 from $2,537,000 for the comparable period in 1998. The $8,395,000 (330.9%) increase primarily resulted from an in-process research and development charge of $9,406,000 associated with the acquisition of Pacific. Without this charge, total operating expenses decreased $1,011,000 (39.9%) to $1,526,000 in the first half of 1999 from $2,537,000 for the comparable period of 1998. Research and development expenses decreased to $584,000 in the first half of 1999 from $1,335,000 in the comparable period of 1998. The $751,000 (56.3%)
decrease was due primarily to a decrease in personnel in the Company's research and development organization and their related costs. In January of 1998 the Company terminated work on all research programs and underwent a significant downsizing, reducing its staff to 10 people. General and administrative expenses increased to $978,000 in the first half of 1999 from $973,000 in the same period of 1998. The $5,000 (0.5%) increase resulted primarily from increased corporate development activity. Other income of $36,000 recorded during the first half of 1999 resulted primarily from a gain on sale of research and development equipment and supplies. Due to the restructuring and focus on the development of PRO 2000 Gel, the Company has sold or plans to continue to sell most of its research and development equipment. On June 30, 1999 the Company converted the minority interest in its majority owned subsidiary, BGDC. The Company issued 2,773,575 common shares and 924,525 Class D Warrants to convert the minority interest. The purchase of the minority interest resulted in an incremental charge of $501,000 during the first half of 1999.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company's aggregate cash, cash equivalents and marketable securities were $6.0 million, a net increase of $0.5 million since December 31, 1998. The increase in cash is primarily attributable to the acquisition of Pacific which resulted in a cash infusion of $2.8 million, offset by $2.1 million cash used in operations and $0.2 million of unrealized losses on securities available for sale. Included in cash is $29,000 from the sale of research and development equipment. Due to Procept's focus on the clinical development, the Company plans to continue to sell most of its research equipment.

On March 17, 1999, Procept completed the acquisition of Pacific, a public research and development company engaged in the development of cancer therapies. Each of Pacific's shares of common stock (including preferred stock on an as converted basis into common stock) converted into approximately 0.11 shares of Procept common stock or a total of 2,755,000 Procept shares. An additional 414,584 shares of Procept common stock were issued in the merger to the holders of Pacific's preferred stock as a result of certain contractual rights identical to contractual rights held by purchasers in Procept's 1998 private placement. In addition, Procept agreed to exchange all of Pacific's outstanding warrant, unit purchase option and stock option obligations into like instruments of Procept. Procept also assumed an approximately $6.5 million, net obligation (payable in cash or common stock of Procept, at the option of the Company) of Pacific's subsidiary, BGDC. On June 30, 1999, the Company issued 2,773,575 common shares and 924,525 Class D Warrants to convert the minority interest in BGDC. The shares have contractual rights identical to those held by purchasers in Procept's 1998 private placement. The Class D Warrants are exercisable for an aggregate of 924,525 shares of the Company's common stock at $2.11 per share and expire on June 30, 2004. The conversion eliminated the net obligation of BGDC.

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

NEW ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998 and was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 defers the effective date of SFAS 133 to June 15, 2000. Earlier application is permitted. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. While management has not determined the impact of the new standard, it is not expected to be material to the Company.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On February 22, 1999, Christopher R. Richied ("Richied") filed a Complaint with the United States District Court for the Southern District of New York naming Pacific Pharmaceuticals, Inc. ("Pacific") and Binary Therapeutics Inc., ("Binary"), both subsidiaries of the Company, as defendants (the "Complaint"). The Complaint alleges that Pacific and Binary breached obligations to Richied under certain consulting agreements. In the Complaint, Richied seeks approximately $40,000 in cash and an indeterminate amount based upon the value of certain equity components of the consulting agreement. The Company's answer to the Complaint was filed on August 9, 1999. Based on facts alleged in the Complaint, the Company does not believe this action will have a material adverse effect on the Company's business, even in the event of a decision by the court in the plaintiff's favor or other conclusion of the litigation in a manner adverse to Pacific and Binary.

ITEM 2.  CHANGE IN SECURITIES.

On June 22, 1999, the Company issued 11,765 shares of the Company's Common Stock to Oscar Gruss & Son Incorporated as partial payment of the fee due for investment banking services rendered to the Company in connection with the acquisition of Pacific Pharmaceuticals, Inc.

On June 30, 1999, pursuant to Subscription Agreements, the Company issued an aggregate of 2,773,575 shares of Common Stock and Class D Warrants, exercisable for an aggregate of 924,525 shares of the Company's Common Stock at $2.11 per share and expiring June 30, 2004, to the holders of all of the outstanding capital stock of BG Development Corp. ("BGDC") not held by the Company. The Company's securities were issued in exchange for an aggregate of 1,467,500 outstanding shares of BGDC Series A Convertible Preferred Stock and, as a result of the exchange, BGDC became a wholly-owned subsidiary of the Company.

On July 13, 1999, the Company issued a warrant to Wound Healing of Oklahoma, exercisable for 11,500 shares of the Company's Common Stock at $2.11 per share, expiring June 30, 2004, in exchange for the agreement by Wound Healing of Oklahoma to terminate the obligations of Pacific Pharmaceuticals under the License Agreement dated May 8, 1996.

All of the above issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of stockholders on Friday, June 11, 1999. The following tabulates the results of the proposals submitted to a vote of the stockholders.

                                                              Votes Cast          Abstentions and
                                        Votes Cast For    Against Or Withheld    Broker Non-votes
                                        --------------    -------------------    ----------------
1)   Election of Directors

         John F. Dee                         7,277,284          15,583                   0
         Zola P. Horovitz, Ph.D.             7,276,620          16,247                   0
         Max Link, Ph.D.                     7,276,620          16,247                   0
         Mark C. Rogers, M.D.                7,276,620          16,247                   0
         Nigel J. Rulewski                   7,277,284          15,583                   0
         Elliott H. Vernon                   7,277,284          15,583                   0
         Michael S. Weiss                    7,276,620          16,247                   0

2)   Proposal to approve an amendment to
     Procept's 1998 Equity Incentive Plan
     (the "Equity Plan") increasing the
     aggregate number of shares of common
     stock reserved for issuance under the
     Equity Plan by 3,300,000 from
     1,500,000 to 4,800,000                 18,416,378         139,915                2,589

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                  4.1 Warrant Certificate for 11,500 shares of Common Stock dated July 13, 1999 issued to Wound Healing of Oklahoma. Filed herewith.

                  4.2 Form of Class D Warrant Certificate, including Schedule of Holders. Filed herewith.

                  10.1 1998 Equity Incentive Plan, as amended through June 11, 1999. Filed herewith.

                  10.2 Subscription Agreement, dated as of June 30, 1999, including Schedule of Purchasers. Filed herewith.

                  10.3 Executive Employment Agreement between the Company and John F. Dee dated as of February 4, 1998. Filed herewith.

                  27.1    Financial Data Schedule. Filed herewith.

        (B)     REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PROCEPT, INC.

                                     (Registrant)

Date:  August 12, 1999               by:   /s/ JOHN F. DEE
                                           ---------------
                                           John F. Dee
                                           President and Chief Executive Officer


                                           /s/ MICHAEL E. FITZGERALD
                                           -------------------------------------
                                           Michael E. Fitzgerald
                                           Vice President, Finance
                                           Chief Financial Officer

                                  EXHIBIT INDEX

         Exhibit
         Number       Description
         -------      -----------

           4.1 Warrant Certificate for 11,500 shares of Common Stock dated July 13, 1999 issued to Wound Healing of Oklahoma. Filed herewith.

           4.2 Form of Class D Warrant Certificate, including Schedule of Holders. Filed herewith.

           10.1 1998 Equity Incentive Plan, as amended through June 11, 1999. Filed herewith.

           10.2 Subscription Agreement, dated as of June 30, 1999, including Schedule of Purchasers. Filed herewith.

           10.3 Executive Employment Agreement between the Company and John F. Dee dated as of February 4, 1998. Filed herewith.

           27.1       Financial Data Schedule. Filed herewith.