Form 10-Q
period 1999-09-30
PROCEPT INC
filed 1999-11-12
CIK 885475

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________

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

                                 YES |X| NO |_|

Number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.

            Class                          Outstanding as of November 5, 1999
            -----                          ----------------------------------

Common Stock, $.01 par value                           14,700,099


                        Exhibit Index Appears on Page 20

                                  PROCEPT, INC.

                                      INDEX
                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

              Balance Sheets                                                3

                  September 30, 1999 and December 31, 1998

              Statements of Operations                                      4

                  Three months and nine months ended
                  September 30, 1999 and 1998

              Statements of Cash Flows                                      5

                  Nine months ended September 30, 1999 and 1998

              Notes to Financial Statements                                 6

      Item 2. Management's Discussion and Analysis of Financial            13
              Condition and Results of Operations

      Item 3. Quantitative and Qualitative Disclosure About Market Risk    17

PART II - OTHER INFORMATION

      Item 1. Legal Proceedings                                            18

      Item 2. Changes in Securities                                        18

      Item 4. Submission of Matters to a Vote of Security Holders          18

      Item 5. Other Information                                            18

      Item 6. Exhibits and Reports on Form 8-K                             18

SIGNATURES                                                                 19

EXHIBIT INDEX                                                              20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  PROCEPT, INC.

                                 BALANCE SHEETS
                                   (Unaudited)
                                   -----------

                                                                           September 30, 1999   December 31, 1998
                                                                           ------------------   -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $  5,268,686       $  2,885,165
   Marketable securities                                                                  0          2,003,755
   Investment in Aquila                                                             206,091            568,988
   Prepaid expenses and other current assets                                        213,394            182,925
                                                                               ------------       ------------
     Total current assets                                                         5,688,171          5,640,833
                                                                               ------------       ------------

Property and equipment, net                                                          76,624            180,452
Deferred charges                                                                         --            176,025
Deposits                                                                              7,150            190,615
                                                                               ------------       ------------
     Total assets                                                              $  5,771,945       $  6,187,925
                                                                               ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $    440,026       $    268,815
   Notes payable to related party                                                   200,000                 --
   Accrued compensation                                                             151,912             54,511
   Accrued acquisition costs                                                        366,759                 --
   Other current liabilities                                                        510,138            282,479
   Current portion of capital lease obligations                                       4,714                 --
                                                                               ------------       ------------
     Total current liabilities                                                    1,673,549            605,805
                                                                               ------------       ------------
Deferred rent                                                                       103,033            185,615
Capital lease obligations                                                            15,637                 --
                                                                               ------------       ------------
     Total liabilities                                                            1,792,219            791,420
                                                                               ------------       ------------

Commitments and contingencies
Shareholders' equity:
   Preferred stock, par value $.01 per share; 1,000,000 shares authorized:
     Series A, 0 and 1 share(s) designated at September 30, 1999 and December
     31, 1998; 0 shares issued at September 30, 1999 and December 31, 1998,
     respectively                                                                        --                 --
   Common stock, $.01 par value; 30,000,000 shares authorized;
     14,089,469 and 3,001,832 shares issued at September 30, 1999
     and December 31, 1998, respectively                                            140,895             30,018
   Additional paid-in capital                                                    81,063,143         70,458,992
   Deferred compensation                                                            (69,242)           (88,716)
   Accumulated deficit                                                          (77,177,652)       (65,264,520)
   Accumulated other comprehensive income                                            34,439            272,588
   Treasury stock, at cost; 1,186 shares at September 30, 1999 and
     December 31, 1998, respectively                                                (11,857)           (11,857)
                                                                               ------------       ------------
     Total shareholders' equity                                                   3,979,726          5,396,505
                                                                               ------------       ------------
     Total liabilities and shareholders' equity                                $  5,771,945       $  6,187,925
                                                                               ============       ============

    The accompanying notes are an integral part of the financial statements.

                                  PROCEPT, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   -----------

                                             Three Months Ended             Nine Months Ended
                                                September 30,                 September 30,
                                         ---------------------------   ---------------------------
                                             1999           1998           1999           1998
                                         ------------   ------------   ------------   ------------
Revenues:
   Research and development revenue
      under collaborative agreements
      from related party                 $         --   $         --   $         --   $    109,375
   Interest income                             65,845         75,031        221,225        155,530
                                         ------------   ------------   ------------   ------------
         Total revenues                  $     65,845   $     75,031        221,225        264,905
                                         ------------   ------------   ------------   ------------

Costs and expenses:
   Research and development                   450,209        371,958      1,034,439      1,707,256
   General and administrative                 241,295        269,666      1,219,283      1,411,786
   Charge for purchased in-process
      research and development                     --             --      9,405,671             --
   Restructuring                                   --             --             --        225,000
   Other (income) expense, net                  9,482        (38,444)       (26,491)      (203,356)
                                         ------------   ------------   ------------   ------------
         Total costs and expenses             700,986        603,180     11,632,902      3,140,686
                                         ------------   ------------   ------------   ------------
Net loss                                 $   (635,141)  $   (528,149)  $(11,411,677)  $ (2,875,781)
                                         ------------   ------------   ------------   ------------

Less: Incremental charge associated
       with the conversion of the
       preferred stock minority interest
       in a subsidiary, net                        --             --        501,455             --
                                         ------------   ------------   ------------   ------------

Net loss available to common
   shareholders                          $   (635,141)  $   (528,149)  $(11,411,677)  $ (2,875,781)
                                         ============   ============   ============   ============

Basic and diluted net loss per
   common share                          $      (0.05)  $      (0.18)  $      (1.24)  $      (1.35)
                                         ============   ============   ============   ============

Weighted average number of
   common shares outstanding
   -- basic and diluted                    14,061,206      3,001,832      9,600,025      2,126,651
                                         ============   ============   ============   ============

    The accompanying notes are an integral part of the financial statements.

                                  PROCEPT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                     ---------------------------
                                                                         1999           1998
                                                                     ------------   ------------
Cash flows from operating activities:
   Net loss                                                          $(11,411,677)  $ (2,875,781)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation and amortization                                       99,259        525,951
       Gain on sale of equipment                                          (24,550)      (208,365)
       Charge for purchased in-process research                         9,405,671             --
       Compensatory stock and stock option expense                         89,542             --
       Savings and Retirement Plan stock contribution                          --         43,238
       Stock options issued for consulting services                            --         12,192
   Changes in operating assets and liabilities, net of acquisition:
       Accounts receivable                                                     --        124,536
       Prepaid expense and other current assets                            (2,398)        60,000
       Deposits                                                           183,465             --
       Accounts payable                                                  (274,323)      (768,309)
       Accrued compensation                                                97,401       (182,261)
       Deferred rent                                                      (82,582)       (50,203)
       Other current liabilities                                         (703,645)        30,353
       Other non-current liabilities                                           --        (96,875)
                                                                     ------------   ------------
             Net cash used in operating activities                     (2,623,837)    (3,385,524)
                                                                     ------------   ------------
Cash flows from investing activities:
   Capital expenditures                                                        --       (319,669)
   Proceeds from sale of equipment                                         29,119        647,816
   Proceeds for redemption of debentures                                  128,501             --
   Proceeds from maturity of marketable securities                      2,000,000     (2,000,153)
   Cash acquired in the acquisition of Pacific Pharmaceuticals          2,750,097             --
                                                                     ------------   ------------
             Net cash (used in) provided by investing activities        4,907,717     (1,672,006)
                                                                     ------------   ------------
Cash flows from financing activities:
   Payment of note payable                                                (85,000)            --
   Principal payments on capital lease                                     (2,859)       (20,231)
   Proceeds for the exercise of common stock warrant                      187,500             --
   Proceeds from private placement of common stock                             --      9,802,500
   Expenses from private placement of common stock                             --     (1,691,091)
                                                                     ------------   ------------
             Net cash (used in) provided by financing activities           99,641      8,091,178
                                                                     ------------   ------------
Net change in cash and cash equivalents                                 2,383,521      3,033,648
Cash and cash equivalents at beginning of period                        2,885,165        535,242
                                                                     ------------   ------------
Cash and cash equivalents at end of period                           $  5,268,686   $  3,568,890
                                                                     ============   ============
Supplement disclosures and non-cash transactions:
   Cash paid for interest                                            $      3,284   $      5,120
                                                                     ============   ============
   Stock options issued for consulting services                      $         --   $     30,192
                                                                     ============   ============
   Savings and Retirement Plan stock contribution                    $         --   $     43,238
                                                                     ============   ============
   Common stock issued to acquire Pacific Pharmaceuticals            $  3,766,913   $         --
                                                                     ============   ============
   Common stock issued to acquire minority interest in subsidiary    $  4,160,363   $         --
                                                                     ============   ============
   Common stock options issued to acquire Pacific Pharmaceuticals    $    965,835   $         --
                                                                     ============   ============
   Common stock issued to pay off loans                              $    441,870   $         --
                                                                     ============   ============
   Common stock issued for services                                  $     35,000   $         --
                                                                     ============   ============
   Common stock issued in settlement of legal action                 $    135,002   $         --
                                                                     ============   ============

    The accompanying notes are an integral part of the financial statements.

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Nature of Business

Procept, Inc. ("Procept" or the "Company"), located in Cambridge, MA, is a biopharmaceutical company currently engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. As discussed more fully in Note 7, on March 17, 1999, Procept consummated its merger with Pacific Pharmaceuticals, Inc. ("Pacific") in which Pacific became a subsidiary of Procept. The combined company has three compounds in human clinical trials, two of which have substantial government funding and support. On November 8, 1999, the Company announced a major strategic change in its business with the signing of an agreement and plan of merger to acquire Heaven's Door Corporation ("HDC"). HDC, an Internet company, provides a comprehensive range of products and services for senior citizens. Procept will focus on growing the Internet business, while maximizing the value of the biotechnology assets.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with FDA government regulations and the ability to obtain financing.

Plan of Operations

From its inception in 1985 to 1998, Procept devoted its principal efforts to drug discovery and research. Since 1998, the Company devoted its principal efforts to drug development, human clinical trials, and partnership commercialization, focusing on PRO 2000 Gel and 0^6-Benzylguanine.

Effective with the merger of HDC, the Company will focus its efforts on creating a central worldwide source, through the website, www.heavenlydoor.com, to initially provide a comprehensive range of products and services specifically rated to the funeral services industry. The Company and HDC plan to later expand this concept to other products and services for the elderly and aging baby boomer population including, but not limited to, the long-term care and assisted living industry, and financial/estate planning.

Procept has generated no revenue from product sales, has not been profitable since inception, and has incurred an accumulated deficit of $77.2 million through September 30, 1999. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs. The Company expects to incur additional operating losses over the next several years as it focuses on growing the new Internet business, while maximizing the value of the biotechnology business through partnerships or the sale of these assets.

                          NOTES TO FINANCIAL STATEMENTS

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

The accompanying financial statements for the three- and nine-month periods ended September 30, 1999 and 1998 are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles. These interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 1999 and 1998. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 which are contained in the Company's 1998 Annual Report on Form 10-K.

2. SHAREHOLDERS' EQUITY

On December 31, 1998, the Company had a total of 3,001,832 shares of common stock outstanding. During the nine months ending September 30, 1999, the Company issued 11,087,637 new shares of common stock. These issuances resulted from the acquisition of Pacific Pharmaceuticals, Inc. ("Pacific") and contractual obligations associated with the 1998 subscription agreements entered into in connection with the Company's 1998 private placement (the "1998 Subscription Agreements") in which the Company raised $8.3 million, net. The following section summarizes the recent issuances of the Company's common stock.

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

On March 17, 1999, Pacific was merged with, and became a wholly owned subsidiary of, the Company. In connection with the merger, each share of Pacific common stock (including preferred stock on an as converted basis) was converted into approximately 0.11 shares of Procept common stock or a total of 2,753,205 Procept shares; an additional 414,584 Procept shares were issued to holders of Pacific's preferred stock, for a total of 3,167,789 shares (of which 1,558,587 shares issued in the merger to holders of Pacific preferred stock were accompanied by certain contractual rights similar to those held by purchasers in Procept's 1998 private placement). The Company also issued 88,374 shares of its common stock in exchange for the cancellation of certain indebtedness of Pacific.

                          NOTES TO FINANCIAL STATEMENTS

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

On June 22, 1999 and July 15, 1999, the Company issued 5,000 and 10,000 shares, respectively, of its common stock as bonuses to certain employees. In addition, on June 22, 1999, the Company issued 11,765 of its common stock as partial satisfaction of certain financial obligations.

On June 30, 1999, the Company issued 2,773,575 shares of its common stock and 924,525 Class D Warrants to purchase common stock to convert the minority interest in its majority owned subsidiary BG Development Corp. ("BGDC"), thereby eliminating a $6.5 million obligation pursuant to BGDC's preferred stock while obtaining all of the outstanding stock of BGDC. The 2,773,575 common shares issued in the conversion were valued at $2.11 per share. The shares have contractual rights identical to those held by purchasers in Procept's 1998 private placement. The Class D Warrants are exercisable for an aggregate of 924,525 shares of the Company's common stock at $2.11 per share and expire June 30, 2004. The total value of the shares plus the warrants (utilizing the Black-Scholes valuation method), less the book value of the minority interest in BGDC resulted in an incremental charge against earnings of $501,000 during the period. This issuance was a dilutive event under the terms of the Class C Warrants. Accordingly, the exercise price of each Class C Warrant was reduced from $3.67 to $3.28.

On July 16, 1999 and August 30, 1999, the Company issued 2,680 and 46,949 shares, respectively, of its common stock pursuant to the contractual reset provisions contained in the 1998 Subscription Agreements.

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

                          NOTES TO FINANCIAL STATEMENTS

On April 13, 1998, Aquila Biopharmaceuticals, Inc. ("Aquila") acquired VacTex. The Company's investment in VacTex of 300,000 shares of common stock was converted to 113,674 shares of Aquila common stock and $128,501 principal amount of 7% debentures. On July 15, 1999, the Company redeemed the Aquila 7% debentures. The Company received $139,758 representing the principal and accrued interest due at the time of redemption. As a result, the Company is accounting for its investment in Aquila under Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities" as an available for sale security and marked it to market by recognizing an accumulated unrealized net gain of $34,439 as part of Shareholders' Equity, based on Aquila's common stock closing price on September 30, 1999.

4. RESTRUCTURING

In January 1998, the Company terminated work on all research programs and underwent a significant downsizing, reducing its staff to 10 people. Due to the restructuring and focus on the clinical development of PRO 2000 Gel and 0^6-Benzylguanine, the Company has sold and plans to continue to sell most of its research equipment. For the nine months ended September 30, 1999, the Company received approximately $29,000 from the sale of equipment and has recorded a gain of approximately $25,000 in other expenses.

5. BASIC AND DILUTED NET (LOSS) PER COMMON SHARE

In the quarter ended December 31, 1997, the Company adopted SFAS 128, "Earnings Per Share," which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method. For the three- and nine-month periods ended September 30, 1999, there were no dilutive securities.

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

                          NOTES TO FINANCIAL STATEMENTS

                                         Three Months Ended         Nine Months Ended
                                           September 30,              September 30,
                                          1999        1998         1999           1998
                                       ---------   ---------   ------------   -----------

     Net loss                          $(635,141)  $(528,149)  $(11,411,677)  $(2,875,781)

     Change in unrealized gain (loss)
       on investments                     21,371    (146,154)      (238,149)      158,414

     Comprehensive loss                $(613,770)  $(674,303)  $(11,649,826)  $(2,717,367)
                                       =========   =========   ============   ===========

Unrealized gain on investments:

       Balance at December 31, 1998                                     $ 272,588

       Change during the nine months ended September 30, 1999            (238,149)
                                                                        ---------

     Balance at June 30, 1999                                           $  34,439
                                                                        =========

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

Pursuant to the Merger Agreement, each share of Pacific common stock (including preferred stock on an as converted basis into common stock) converted into approximately 0.11 shares of Procept common stock or a total of 2,753,205 Procept shares and an additional 414,584 Procept shares were issued to holders of Pacific's preferred stock for a total of 3,167,789 Procept shares (of which 1,558,587 shares of Procept common stock issued in the merger to holders of Pacific preferred stock were accompanied by certain contractual rights identical to contractual rights held by purchasers in Procept's 1998 private placements). In addition, Procept exchanged all Pacific's outstanding warrant, unit purchase option and stock option obligations into approximately 1,773,078 like instruments of Procept. Procept also assumed an approximately $6.5 million, net obligation (payable in cash or common stock of Procept, at the sole option of the Company) of Pacific's subsidiary, BG Development Corp. ("BGDC"). On June 30, 1999,

                          NOTES TO FINANCIAL STATEMENTS

the Company issued 2,773,575 shares of its common stock and 924,525 Class D Warrants to convert the obligations to the minority shareholders of BGDC. The shares have contractual rights identical to those held by purchasers in Procept's 1998 private placement. The Class D Warrants are exercisable for an aggregate of 924,525 shares of the Company's common stock at $2.11 per share and expire on June 30, 2004. As a result of the merger with Pacific, Procept also issued approximately 1,005,058 shares of its common stock to purchasers in Procept's 1998 private placement and certain other stockholders pursuant to certain contractual anti-dilution rights.

Pro Forma Results of Operation

The following unaudited pro forma results of operations for the nine months ended September 30, 1999 and 1998 give effect to the Company's acquisition of Pacific as if the transaction had occurred at the beginning of each period. The pro forma results of operation exclude the charge for in-process research and development of $9.4 million that was recorded with the acquisition in 1999, and do not purport to reflect what the Company's results of operations actually would have been if the acquisition had occurred as of the beginning of the periods, or what such results will be for any future period. The financial data are based upon financial assumptions that the Company believes are reasonable and should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere in this report.

                                            Pro Forma Results for the
                                         Nine Months Ended September 30,
                                         -------------------------------
                                             1999                1998
                                         -----------         -----------

      Revenues                              $259,103            $422,058

      Net loss                           $(2,815,323)        $(5,736,224)

      Basic and diluted net loss
         per common share                     $(0.31)             $(2.06)

8. NEW ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998 and was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 defers the effective date of SFAS 133 to June 15, 2000. Earlier application is permitted. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. While management has not determined the impact of the new standard, it is not expected to be material to the Company.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Accounting for the Costs of Start-up Activities" ("SOP 98-5").

                          NOTES TO FINANCIAL STATEMENTS

SOP 98-5 requires all costs of start-up activities (as defined by SOP 98-5) to be expensed as incurred. This statement has no impact on the Company.

9. SUBSEQUENT EVENT -- MERGER WITH HEAVEN'S DOOR CORPORATION

On November 8, 1999, Procept entered into an agreement and plan of merger to acquire Heaven's Door Corporation ("HDC"), a Delaware Corporation engaged in providing a comprehensive range of products and services for the elderly through it's website, www.heavenlydoor.com.

The acquisition of HDC will be accounted for utilizing the purchase accounting method. Under the terms of the agreement, the Company will issue new shares of Procept common stock in exchange for all of the outstanding HDC equity. In accordance with the Merger Agreement, the Company will also issue new shares to holders of the common stock purchased in the 1998 Private Placement, in exchange for the elimination of certain contractual rights contained in the 1998 Subscription Agreement. In addition, at the time of closing, Procept will issue new shares to convert the outstanding notes payable and certain other obligations of the Company. The effect of these issuances of common stock will result in the current Procept shareholders owning approximately 65%, while the existing HDC shareholders will own approximately 35% of the combined company.

The closing of the merger is contingent upon several conditions, including the approval of Procept's shareholders. The companies anticipate the transaction to close early in the first quarter of 2000, subject to satisfaction of all necessary conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Overview

Procept, Inc. ("Procept" or the "Company"), located in Cambridge, MA, is a biopharmaceutical company currently engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. As discussed more fully in Note 7, on March 17, 1999, Procept consummated its merger with Pacific Pharmaceuticals, Inc. ("Pacific") in which Pacific became a subsidiary of Procept. The combined company has three compounds in human clinical trials, two of which have substantial government funding and support. On November 8, 1999, the Company announced a major strategic change in its business with the signing of an agreement and plan of merger to acquire Heaven's Door Corporation ("HDC"). HDC, an Internet company, provides a comprehensive range of products and services for senior citizens. Procept will focus on growing the Internet business, while maximizing the value of the biotechnology assets.

Internet Business

Effective with the merger of HDC, the Company will focus its efforts on creating a central worldwide source, through the website, www.heavenlydoor.com, to initially provide a comprehensive range of products and services specifically rated to the funeral services industry. The Company and HDC plan to later expand this concept to other products and services for the elderly and aging baby boomer population including, but not limited to, the long-term care and assisted living industry, and financial/estate planning.

HDC's website provides consumers access to substantial information concerning the pre-arrangement and handling of funeral related services. The website currently offers a comprehensive funeral home search capability, online obituaries, virtual visits to a loved one's resting place, various e-commerce features, and detailed information concerning funerals and related topics. The HDC website offers funeral homes and other service providers the ability to have an Internet presence through a customized website designed specifically for the subscriber. Various business to business services are also offered.

Biotechnology Assets

Until the search for potential partners and acquirers of the biotechnology assets is completed, Procept intends to continue the clinical development of its two lead compounds, both of which have substantial government support:

PRO 2000 Gel: PRO 2000 Gel is being developed as a vaginal, topical microbicide designed to provide protection against human immunodeficiency virus ("HIV") infection, as well as herpes, chlamydial and gonorrhea infection. Two Phase I clinical trials showed that PRO 2000 Gel is safe and well tolerated in healthy, sexually abstinent women. A larger safety study in sexually active women and HIV-infected women is ongoing in the U.S. and South Africa, with support from the National Institute of Allergy and Infectious Diseases, a unit of the National Institutes of Health. Procept envisions that the current clinical trial will be followed by a pivotal Phase 11/111 trial to demonstrate safety and protective efficacy in a population of women at high risk for HIV infection. Recent independent surveys have shown that the potential worldwide market for topical microbicides may exceed $1 billion annually.

0^6-Benzylguanine ("BG"): BG is a chemosensitizer that is designed to overcome resistance to a significant class of commonly used chemotherapeutic agents known as 06-alkylating agents. In preclinical animal studies, treatment with BG increased the anti-tumor activity of these agents in brain, colon, and prostate cancers, as well as in melanoma. A Phase II development program has recently begun and will be conducted in accordance with a Cooperative Research and Development Agreement executed with the National Cancer Institute. In addition to multiple myeloma, brain cancer, and melanoma, Procept hopes that BG may provide increased efficacy for 06-alkylating agents in other cancers, such as colon and breast, for which these agents are not commonly used.

Results of Operations

Since its inception in 1985, Procept has devoted its principal efforts to drug discovery and research. Procept has generated no revenues from product sales, has not been profitable since inception, and has incurred an accumulated deficit of $77.2 million through September 30, 1999. The Company is dependent upon research and development collaborations, equity financing and interest on invested funds to provide the working capital required to pursue its intended business activities. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs required to support these efforts. The Company expects to incur additional operating losses over the next several years as it focuses its efforts on the new Internet business contemplated through the merger with HDC, while maximizing the value of the biotechnology business through partnerships or the sale of the technology assets. The Company's potential for future profitability is dependent on its ability to effectively develop its current pharmaceutical compounds and in-license and develop new pharmaceutical products, as well as obtain regulatory approvals and adequate financing for such products. Future profitability will require that the Company establish agreements for product development, commercialization and sales of its products with corporate sponsors.

Three Months Ended September 30, 1999 and 1998

The Company's total revenue declined to $66,000 in the third quarter of 1999 from $75,000 for the comparable period of 1998. The $9,000 (12.0%) decrease resulted primarily from lower interest income earned on invested cash balances. The Company's cash balances available for investment decreased to $5.3 million as of September 30, 1999 from $5.6 million as of September 30, 1998.

The Company's total operating expenses increased $98,000 (16.3%) to $701,000 in the third quarter of 1999 from $603,000 for the comparable period of 1998. Research and development expenses increased to $450,000 in the third quarter of 1999 from $372,000 for the same period of 1998. The $78,000 (21.0%) increase was due to additional clinical development costs associated with the Company's three ongoing programs in clinical trials. General and administrative expenses decreased to $241,000 in the third quarter of 1999 from $270,000 in the comparable period of 1998. The $29,000 (10.7%) decrease resulted from lower professional services expenditures. Other (income) expenses increased to $9,000 in the third quarter of 1999 from a gain of $38,000 in the second quarter of 1998. The

$47,000 change resulted from additional interest expense incurred relating to the Notes Payable assumed by the Company as part of the acquisition of Pacific. In addition, the Company recognized a $39,000 gain on the sale of equipment during the third quarter of 1998. The Company did not sell any equipment during the comparable period of 1999.

Nine Months Ended September 30, 1999 and 1998

The Company's total revenues decreased to $221,000 for the nine months ended September 30, 1999 from $265,000 during the comparable period of 1998. The $44,000 (16.6%) decrease resulted primarily from the expiration of the Sponsored Research Agreement with VacTex, Inc. offset by an increase in interest income. Interest income increased to $221,000 for the nine months ended September 30, 1999 from $156,000 for the comparable period of 1998. The $65,000 (42.6%) increase in interest income resulted from additional cash balances available for investment during the nine months ended September 30, 1999.

The Company's total operating expenses increased to $11,633,000 in the nine months ended September 30, 1999 from $3,141,000 for the comparable period in 1998. The $8,492,000 (270.4%) increase primarily resulted from an in-process research and development charge of $9,406,000 associated with the acquisition of Pacific. Without this charge, total operating expenses decreased $914,000 (29.1%) to $2,227,000 in the nine months ended September 30, 1999 from $3,141,000 for the comparable period of 1998. Research and development expenses decreased to $1,034,000 in the nine months ended September 30, 1999 from 1,707,000 in the comparable period of 1998. The $673,000 (39.4%) decrease was due primarily to a decrease in personnel in the Company's research and development organization and their related costs. In January of 1998, the Company terminated work on all research programs other than PRO 2000 and underwent a significant downsizing, reducing its staff to 10 people. General and administrative expenses decreased to $1,219,000 in the nine months ended September 30, 1999 from $1,412,000 in the same period of 1998. The $193,000 (13.7%) decrease resulted primarily from lower professional services expenditures. Other income of $26,000 recorded during the nine months ended September 30, 1999 resulted primarily from a gain on sale of research and development equipment and supplies. Due to the restructuring and focus on the development of PRO 2000 Gel, the Company has sold or plans to continue to sell most of its research and development equipment.

Liquidity and Capital Resources

At September 30, 1999, the Company's aggregate cash, cash equivalents and marketable securities were $5.5 million representing no change from December 31, 1998. The acquisition of Pacific resulted in a cash infusion of $2.8 million, which offset the cash used in operations. Included in cash is $29,000 from the sale of research and development equipment. Due to Procept's focus on the clinical development, the Company plans to continue to sell most of its research equipment.

On March 17, 1999, Procept completed the acquisition of Pacific, a publicly held research and development company engaged in the development of cancer therapies. Each of Pacific's shares of common stock (including preferred stock on an as converted basis into common stock) converted into approximately 0.11 shares of Procept common stock or a total of 2,753,205 Procept shares. An additional 414,584 shares of Procept common stock were issued in the merger to the holders of Pacific's preferred stock as a result of certain contractual rights identical to contractual rights held by purchasers in Procept's 1998 private placement. In addition, Procept agreed to exchange all of Pacific's outstanding warrant, unit purchase option and stock option obligations into like instruments of Procept. Procept also assumed an approximately $6.5 million, net obligation (payable in cash or common stock of Procept, at the option of the Company) of Pacific's subsidiary, BGDC. On June 30, 1999, the Company issued 2,773,575 common shares and 924,525 Class D Warrants to convert the minority interest in BGDC. The shares have contractual rights identical to those held by purchasers in Procept's 1998 private placement. The Class D Warrants are exercisable for an aggregate of 924,525 shares of the Company's common stock at $2.11 per share and expire on June 30, 2004. The conversion eliminated the net obligation of BGDC shown on the Company's balance sheet.

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

The Company's expectations regarding its rate of spending and the sufficiency of its cash resources over future periods are forward-looking statements. The rate of spending and sufficiency of such resources will be affected by numerous factors including the rate of planned and unplanned expenditures by the Company, the success of the Internet business (acquired through the proposed merger with HDC), the execution of new partnership agreements, or the sale of the Company's biotechnology programs. Other important factors that may affect achieving the Company's strategic goals and other forward-looking statements are set forth in
Exhibit 99.1 of the Company's 1998 Annual Report on Form 10-K.

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

New Accounting Standards

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998 and was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 defers the effective date of SFAS 133 to June 15, 2000. Earlier application is permitted. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. While management has not determined the impact of the new standard, it is not expected to be material to the Company.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 2.     Change in Securities.

On April 9, 1999, pursuant to the contractual reset provision contained in the 1998 Subscription Agreements, the Company issued 3,885,851 shares of its common stock to the purchasers in the 1998 private placement and certain other stockholders with identical contractual rights. On July 16, 1999 and August 30, 1999, the Company issued 2,680 and 46,949 shares, respectively, of its common stock pursuant to the contractual reset provision contained in the 1998 Subscription Agreements. Both of these issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

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

                                       PROCEPT, INC.
                                       (Registrant)


Date: November 12, 1999                by: /s/ John F. Dee
                                           --------------------------
                                           John F. Dee
                                           President and Chief Executive Officer


                                           /s/ Michael E. Fitzgerald
                                           --------------------------
                                           Michael E. Fitzgerald
                                           Vice President, Finance
                                           Chief Financial Officer

                        EXHIBIT INDEX

Exhibit
Number          Description
------          -----------

 27.1           Financial Data Schedule. Filed herewith.