Form 10-K
period 1999-12-31
HEAVENLYDOOR COM INC
filed 2000-04-11
CIK 885475

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1999

      Commission File Number:  0-21134

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                            ------------------------
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

                     Common Stock $0.01 par value per share
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

                                       YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 2000 was $65,663,168.

The number of shares of the registrant's common stock outstanding as of March 22, 2000 was 31,264,634.

                      Documents incorporated by reference:
                                     None

                                     PART I

EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DESCRIPTION OF THE COMPANY'S BUSINESS CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH IN EXHIBIT 99 TO THIS FORM 10-K.

ITEM 1.  BUSINESS.

CORPORATE SUMMARY

HeavenlyDoor.com, Inc. together with its subsidiaries (collectively "HeavenlyDoor.com" or the "Company"), currently provides business to business and business to consumer products and services for the funeral service industry over the Internet. The Company plans to enhance and expand its web site to provide a broader range of products and services for senior citizens, including life insurance, assisted living, estate management and more. As such, the Company is positioning itself strategically as a senior life care portal. From its inception in 1985 to 1999, HeavenlyDoor.com operated as a biopharmaceutical company named Procept, Inc. ("Procept") that was engaged in the development and commercialization of novel drugs with a focus on infectious diseases and oncology. On March 17, 1999, Procept merged with Pacific Pharmaceuticals, Inc. ("Pacific"), and Pacific became a wholly owned subsidiary of Procept. On November 8, 1999 the Company announced a major strategic change in its business with the signing of an Agreement and Plan of Merger to acquire Heaven's Door Corporation. The merger with Heaven's Door Corporation was completed on January 28, 2000, and Procept's name was changed to HeavenlyDoor.com, Inc. The name of the Company's subsidiary, Pacific, was changed to Procept. After stockholder approval at the 2000 Annual Meeting, Procept will hold all of the biotechnology assets. The Company will now focus on growing the Internet business, while maximizing the value of the biotechnology assets.

Heaven's Door Corporation

The U.S. funeral industry is large and fragmented with approximately $15 billion in revenues in 1999 and over 30,000 funeral homes and cemeteries. The worldwide market is substantially larger with an estimated $50 billion in revenues. In addition, the pre-planning of funerals has grown significantly. More Americans are making their final resting plans ahead of time to spare family members the burden and are entering into pre-need agreements to purchase funeral and burial goods and services prior to death. Currently, funds in pre-need agreement exceed $25 billion according to the Committee on Aging Statistics GAO on Pre-Need. Industry analysts estimate the potential U.S. pre-need market at $85 billion.

HeavenlyDoor.com hopes to become the primary link between these pre-need customers and funeral homes. The pre-need customer can find substantial information on this difficult and sensitive topic from the privacy of his/her own home, and funeral homes can have a customized web site designed to reach these customers with computer set-up in their funeral homes, as well as national advertising support. Potential benefits for funeral homes are: natural access to additional customers, a web presence that most of them do not now have, and valuable business to business connectivity within their industry.

Visitors to the HeavenlyDoor.com web site will find a comprehensive funeral home search capability, interactive online obituaries and tributes, links to major newspaper obituaries, various e-commerce features including sympathy gifts, flowers, cards, and detailed information concerning funerals and related topics. HeavenlyDoor.com plans to offer additional features including a bereavement chat room, grief and religious counseling, memorials for veterans, firefighters and police, a bulletin board, and a resource center for all funeral-related topics. Various business to business services are also being planned for the benefit of the funeral home. The HeavenlyDoor.com revenue model is multi-faceted and includes subscription fees from funeral homes, online obituaries, transaction fees from many types of e-commerce applications, and advertising fees.

Finally HeavenlyDoor.com is actively pursuing significant growth opportunities internationally and outside of the funeral industry as well. HeavenlyDoor.com is currently exploring expansion into the European funeral market and may develop plans for a related web site focused on religion. As HeavenlyDoor.com grows, it plans to expand its offerings to other products and services for the elderly and aging baby boomer population, including, but not limited to, the life care/assisted living industry and financial/estate planning.

Procept, Inc.'s Biotechnology Assets

Until the search for potential partners and acquirers of the biotechnology assets is complete, Procept intends to continue the clinical development of its two lead compounds, both of which have substantial government support.

PRO 2000 Gel. PRO 2000 Gel is being developed as a vaginal, topical microbicide designed to provide protection against human immunodeficiency virus ("HIV") infection, as well as herpes, chlamydial and gonorrhea infection. Two Phase I clinical trials showed that PRO 2000 Gel is safe and well tolerated in healthy, sexually abstinent women. A larger safety study in sexually active women and HIV-infected women is ongoing in the United States and South Africa, with support from the National Institute of Allergy and Infectious Diseases ("NIAID"), a unit of the National Institutes of Health ("NIH"). Procept envisions that the current clinical trial will be followed by a pivotal Phase II/III trial to demonstrate safety and protective efficacy in a population of women at high risk for HIV infection. Recent independent surveys have shown that the potential worldwide market for topical microbicides may exceed $1 billion annually.

O6-Benzylguanine ("BG"). BG is a chemosensitizer that is designed to overcome resistance to a significant class of commonly used chemotherapeutic agents known as O6-alkylating agents. In preclinical animal studies, treatment with BG increased the anti-tumor activity of these agents in brain, colon, and prostate cancers, as well as in melanoma. A Phase II development program has recently begun and will be conducted in accordance with a Cooperative Research and Development Agreement ("CRADA") executed with the National Cancer Institute ("NCI"). In addition to multiple myeloma, brain cancer, and melanoma, Procept hopes that BG may provide increased efficacy for O6-alkylating agents in other cancers, such as colon and breast, for which these agents are not commonly used.


INTERNET BUSINESS

HeavenlyDoor.com seeks to be a leader in offering products and services to the elderly and the aging baby boomer population through its web site. Currently, our web site offers consumers information about funeral products and services and Internet linking to funeral service providers, including funeral homes, cemeteries and monument dealers. The Company believes that the sale of pre-need and at-need products and services over the web offers attractive benefits to consumers including, without limitation, enhanced selection, convenience, ease-of-use, depth of content and information.

In addition, the site provides Internet linking to third party vendors of death-care products, such as books, flowers, and bereavement counseling. The key services of the web site include browsing, searching, and at-home easy one-stop guidance on the subject of death care. Over time, the Company anticipates expanding its products and services to senior citizens in other areas such as religion, life care/assisted living, and financial services. We also believe that financial/estate planning will provide opportunities for growth as well.

HeavenlyDoor.com offers to businesses participating in the funeral industry customized web page development services as well as linkage to the HeavenlyDoor.com site. The Company believes that its web site will offer funeral industry participants a compelling method of increasing their visibility and utilization. For the most part, the death-care industry has been subject to limited advertising options. During the past one hundred years, death-care providers have generally utilized regional trade magazines, yellow-page telephone directories and community newspaper publications as advertising outlets. We believe the HeavenlyDoor.com web site promises to enable death-care providers to enjoy the most aggressive marketing opportunity ever presented to the industry.

To date, our revenues have been derived from sales of our online products, advertising sales and funeral industry participants' subscriptions. We will seek to obtain revenue from our web site through:

o     transaction fees on business to business applications;

o     the sale of online products and services;

o     commissions from third party e-commerce transactions; and

o     sale of advertising space.

The Web Site

Overview. The Company's web site provides a simple, easy-to-use, online experience. Visitors to the web site find substantial information on the products and services from particular funeral industry providers, as well as general information on the funeral industry. Our subscribing funeral homes have customized web sites. We also provide lists of other funeral service providers who are not currently subscribers.

Visitors to the HeavenlyDoor.com web site will find features that include a comprehensive funeral home search capability, interactive online obituaries and tributes, as well as detailed information concerning funerals and related topics. We are developing additional features including a bereavement chat room, grief and religious counseling, memorials for veterans, firefighters and police, a bulletin board, and a resource center for all funeral-related topics. The key capabilities of the HeavenlyDoor.com web site are:

o Browsing. The web site offers visitors a variety of highlighted subject areas and special features arranged in a simple, easy-to-use fashion intended to improve funeral home, cemetery, or other product search, selection and discovery. In addition, the home page offers a menu of buttons linking to information of topical interest.

o Searching. A leading feature of the web site is its searchable database of more than 31,000 funeral homes, cemeteries, and monument dealers. In addition, visitors may search the online obituaries, or various businesses to business services.

o Reviews and Content. The web site offers multiple forms of materials to provide support, assistance, and information, to visitors. The content includes featured news columns, newspaper articles, online obituaries of various newspapers, and links to other sources.

Current Content. In addition to content resulting from the sale of our online products and our funeral industry listings and Internet links, HeavenlyDoor.com has sought to develop a broad array of content to attract visitors to the web page. These proprietary content offerings include:

o Lists of Related Web Sites. We provide a list of web page addresses for bereavement chat rooms, charities, hospices and other related web sites.

o Lists of Bereavement Related Books. We provide a list of books available through Amazon.com and a web page link to purchase books.

o Newspaper Obituaries. We provide web page links to obituaries published by major newspapers.

o Funeral Guide. We publish an Internet guide to the process of planning for, purchasing and conducting funerals and related products and services.

Online Products. While all content on our web page is accessible without a fee, we offer consumers the following online products at a fee. We have made arrangements with credit card merchant accounts to process our e-commerce transactions:

o Online Obituary. Consumers may purchase Online Obituaries, which are each a one hundred-word message and photograph posted on our web page. These obituaries are searchable and may be visited by interested users. While we have adopted the concept of the newspaper obituary, the placement of an obituary online allows friends and family members throughout the world to access the obituary year after year. We price the online obituary at a fraction of the cost of a one-time newspaper obituary. Viewers of online obituaries may post a message on a bulletin board dedicated to that obituary.

o Online Testimonial Announcements. Similarly, consumers can purchase special testimonial messages to celebrate the life of deceased loved ones or to commemorate anniversaries and special holidays. Testimonials can be purchased for one month at a time or for postings on certain holidays.

In addition to these individual product offerings, the web site also offers a wide selection of special package options to accommodate family needs.

Content Under Development. We are constantly investing in our web site content in order to expand the types of content and to maintain current content to attract return viewers. Our current development projects include:

o Bereavement Chat Room. We are developing an online chat room to provide a support group service. The chat room will be moderated by professional bereavement therapists, allowing participants from around the world to interact with the bereavement therapists "live" via the Internet.

o Online Obituary Pages of Honor. Our Online Obituary presents various marketing opportunities, particularly with regard to the concept of Honor Pages. We are developing pages of Honor that memorialize Firefighters, Veterans from all wars and Law Enforcement officers. The Veterans page of Honor is currently being designed and organized under the direction of Major General Harry W. Brooks, a retired three star army general. The Firefighter and Police Honor pages are being developed under the direction of expert consultants still active in their respective service. The Online Obituary Honor pages will present an extended advertising opportunity for a variety of product manufacturers and service providers to target advertising campaigns directly to the 55 and over demographic markets. We believe that our Honor page feature will attract vast numbers of Americans and people from around the world, all of which are potential shoppers, to visit the web site in support of those fallen heroes.

E-Commerce. In addition to our direct online product offerings, our web site offers links to third party e-commerce web sites offering various products and services. These products include religious jewelry, flowers, catering, chocolates, books, sympathy cards, gift items, legal services, etc. We intend to expand our e-commerce vendor offerings to offer specialized products and services (which do not compete which the subscribing participants' offerings), such as estate planning, insurance policies, specialty books, legal services, etc. These additional offerings may be through linked web pages or direct custom e-commerce offerings by HeavenlyDoor.com.

Business to Business Services

The Company currently provides web site development services to funeral industry participants. In addition, we plan to implement a subscription program for funeral industry participants, under which, in exchange for web site linking and involvement in regional and national marketing activities, they will pay a monthly subscription fee.

The Company is currently developing a comprehensive business to business feature for its web site. This will enable industry vendors and death-care service providers to market products and services to each other while utilizing password protection to prevent consumers from accessing the business to business feature of the web site. We plan to charge transaction fees, thereby participating at multiple stages of the value-added chain on these business to business sales.

Sales and Marketing

While the HeavenlyDoor.com web site promises to enable death-care providers to enjoy the most aggressive marketing opportunity ever presented to the industry, promotion and advertising of the site itself may be the key to the overall success of the programs. The Company's sales and marketing strategy is designed to strengthen the HeavenlyDoor.com brand name, increase customer traffic to the web site, build a strong customer database, maximize repeat purchases and to develop incremental revenue opportunities. The Company seeks to build customer loyalty by creatively applying technology to deliver personalized web presence, as well as creative and flexible merchandising. The Company employs a variety of media, business development and promotional methods to achieve these goals, including online and traditional advertising and public relations activities.

Conventions and Trade Shows. Our web site has been well received with thousands of potential subscribers having visited the Company's show booth at the New Jersey State Trade Show, the National Funeral Directors Convention and Trade Show, and International Expo Trade Show. These trade shows are major industry events and have marked the launch of a full-scale sales effort by the Company to sign subscribers. The Company has received a significant number of inquiries from death-care service providers about HeavenlyDoor.com business to business and business to consumer capability. The Company has exhibited or plans to exhibit at nine convention/trade shows throughout the United States during the upcoming year.

Public Awareness National Seminar Program. We intend to implement a national seminar program in the second quarter of 2000. HeavenlyDoor.com's sales teams plan to visit key cities throughout the United States conducting public awareness seminars at senior centers in adult communities to the 55 and over demographic age groups. The Company believes that these seminars will enlighten the public in the use and benefits of the HeavenlyDoor.com web site. Subscribers will have the opportunity to be involved in organizing senior citizen groups to attend the seminars. The Company believes that this program will capture the interest of those so inclined to pre-plan as well as to enlighten other potential pre-planners to consider the benefits, the ease and stress-free method of reviewing their pre-need options while visiting the HeavenlyDoor.com web site.

Advertising. The Company believes a national advertising campaign is the best way to encourage visitors to use the web site and support the overall concept. Our advertising campaign planned for 2000 will feature television commercials, billboard and magazine ads. The campaign will focus on public awareness of the HeavenlyDoor.com web site and enlighten the public that pre-planning is easy, stress free, cost effective and a natural alternative method. This will involve a national spokesperson.

Funeral Industry Association Offerings. The funeral industry is characterized by several significant funeral industry associations. We believe that a key to accelerating subscriptions to our web site is through developing and maintaining relationships with these associations. For example, HeavenlyDoor.com is working with funeral industry associations to install quick-links on the association's member database to each HeavenlyDoor.com subscriber's web site, thereby allowing the association to maintain a direct relationship with members by building a mini-database with hyperlinks to each member. We currently do not charge any fee for this linking service, offering the funeral industry association enhanced communication, technology, and distribution services to the association and its members.

Customer Service

The Company believes its ability to build long-term relationships with its customers depends on offering an efficient service-oriented support team to respond to new and repeat customers. The Company seeks to maintain communication and respond to its customers while continually improving the web site. The Company offers e-mail addresses and telephone contact numbers to enable customers to request information and to receive feedback and suggestions. The Company intends to actively pursue enhancements to its customer support and service systems and operations.

Technology

The Company has implemented a range of site management, search, customer interaction, transaction-processing and fulfillment services and systems using commercially available, licensed technologies. The Company's current strategy is to focus its development efforts on licensing commercially developed technology for applications where available and appropriate.

The Company uses various software programs for building a web presence and processing customer orders with suppliers. The Company's transaction-processing systems are capable of searching through databases, identifying the selected products, and processing multiple orders. The software also allows access to e-commerce transactions that process customer debit and credit cards. In addition, the web site incorporates a variety of tools that allow the user to search databases, and link to other sites.

The Company's technology team will monitor and operate the web site, network operations and transaction-processing systems. The continued uninterrupted operation of the Company's web site and transaction-processing systems is essential to its business, and it is the job of the site technology team to ensure their reliability. The Company uses the services of Interland, the Company's current Internet service provider, to obtain connectivity to the Internet over multiple dedicated lines.

Proprietary Rights

HeavenlyDoor.com regards its copyrights, trademarks, trade dress, trade secrets, and similar intellectual property as critical to its success. HeavenlyDoor.com relies upon trademark and copyright law, trade secret protection and confidentiality or license agreements with its employees, customers, partners and others to protect its proprietary rights. HeavenlyDoor.com has obtained the registration for certain of its trademarks, including "HeavenlyDoor." Effective trademark, copyright, and trade secret protection may not be available in every country in which its products and media properties are distributed or made available through the Internet. HeavenlyDoor.com may license in the future elements of its distinctive trademarks, trade dress, and similar proprietary rights to third parties. While HeavenlyDoor.com attempts to ensure that the quality of its brand is maintained by its licensees, its licensees may take actions that could materially and adversely affect the value of its proprietary rights or the reputation of its products and media properties. The distinctive elements of HeavenlyDoor.com may not be subject to protection under copyright law. HeavenlyDoor.com cannot guarantee that the steps the Company has taken to protect its proprietary rights will be adequate. Many parties are actively developing death-care specific web sites. HeavenlyDoor.com believes that such parties will continue to take steps to protect these technologies, including seeking patent protection. As a result, HeavenlyDoor.com believes that disputes regarding the ownership of such technologies are likely to arise in the future. In addition, more general Internet use proprietary rights may be asserted. For example, HeavenlyDoor.com is aware that a number of patents have been issued in the areas of electronic commerce, online auctions, web-based information indexing and retrieval, online direct marketing, fantasy sports, common web graphics formats and mapping technologies. HeavenlyDoor.com anticipates that additional third-party patents will be issued in the future. To the extent that HeavenlyDoor.com determines that licensing such patents is appropriate, HeavenlyDoor.com cannot guarantee that it would be able to license such patents on reasonable terms. HeavenlyDoor.com may incur substantial expenses in defending against third-party patent claims regardless of the merit of such claims. In the event that there is a determination that HeavenlyDoor.com has infringed such third-party patent rights, HeavenlyDoor.com could incur substantial monetary liability and be prevented from using the rights in the future. In addition to patent claims, third parties may assert claims against HeavenlyDoor.com alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights or alleging unfair competition.

There are no substantial barriers to entry in these markets, and HeavenlyDoor.com expects that competition will continue to intensify.

In the area of advertising revenue, HeavenlyDoor.com competes with online services, other web site operators and advertising networks, as well as traditional offline media such as television, radio and print for a share of advertisers' total advertising budgets. HeavenlyDoor.com believes that the number of companies selling web-based advertising and the available inventory of advertising space has recently increased substantially. Accordingly, HeavenlyDoor.com may face increased pricing pressure for the sale of advertisements, which could reduce its advertising revenues. In addition, its sales may be adversely affected to the extent that its competitors offer superior advertising services that better target users or provide better reporting of advertising results.

PROCEPT SUBSIDIARY: BIOTECHNOLOGY DRUG DEVELOPMENT PROGRAMS

PRO 2000 Gel: A Microbicide to Prevent Human Immunodeficiency Virus ("HIV") and Sexually Transmitted Disease ("STD") Infection

PRO 2000 Gel is a topical microbicide designed to prevent the sexual transmission of HIV and other STD pathogens.

HIV infection usually leads to AIDS, a severe, life threatening impairment of the immune system. In 1999, the HIV epidemic continued with an estimated 5.8 million new infections worldwide. In addition, The Centers for Disease Control estimates that there are 330 million new cases of other STDs each year worldwide. "Topical microbicides," which are designed to provide a chemical barrier to infection, are an attractive alternative to male condoms; they are likely to be more acceptable than condoms and offer women a method they can use to protect themselves. Development of topical microbicides is a high priority for both the United States government and international agencies.

Procept believes that its proprietary antiviral compound PRO 2000 Gel is ideally suited for use as a topical microbicide. PRO 2000 was shown in laboratory studies to be effective at preventing HIV infection of cultured T cells, macrophages, and dendritic cells (dendritic cells are believed to be the first cells infected during sexual transmission). PRO 2000 showed high activity against HIV strains from both the developed and developing world; the virus did not develop resistance to the compound even after prolonged exposure. Preclinical studies also demonstrate that PRO 2000 is active against other STD agents including genital herpes simplex virus type 2 and Chlamydia trachomatis. In addition to its broad antiviral activity, the compound is straightforward to manufacture, highly stable, odorless and virtually colorless. PRO 2000 Gel has also been formulated for intravaginal use. In preclinical irritation studies, PRO 2000 Gel was shown to be much safer than the marketed vaginal spermicide containing nonoxynol-9. In other preclinical studies, PRO 2000 Gel was shown to be non-mutagenic, non-sensitizing and compatible with latex condoms.

Collaborators at the Children's Hospital Medical Center, Cincinnati, showed that vaginally applied PRO 2000 Gel can protect mice completely from vaginal infection from HIV infection. Moreover, unlike many other agents, PRO 2000 Gel provided significant protection even when applied up to an hour before exposure to the virus. These results, which were presented at the XII World AIDS Conference in Geneva in July 1998, provide greater confidence that PRO 2000 Gel will prevent STDs in humans. Genital herpes lesions are a significant public health problem and are believed to promote HIV infection; therefore, preventing the transmission of herpes may assist in the reduction of HIV infection.

The completed monkey study extends these results by showing that PRO 2000 Gel can also protect animals from infection by a HIV-like virus. The hybrid simian/HIV used in the study contains a HIV envelope and a simian immunodeficiency virus core, which allows it to infect monkeys. Because it contains HIV elements, the use of HIV rather than simian immunodeficiency may provide a better indication of PRO 2000 Gel's potential effectiveness against the human virus.

These promising results support accelerated human clinical evaluation of PRO 2000 Gel. Two Phase I clinical trials, completed in 1997, showed that daily intravaginal doses of 4% PRO 2000 Gel were safe and well tolerated in healthy, sexually abstinent women. One of these studies was supported by the British Medical Research Center ("MRC"). In July 1999, a Phase I/II clinical trial of PRO 2000 Gel was initiated by the National Institute of Allergy and Infectious Diseases ("NIAID"), a component of the National Institutes of Health ("NIH"), at sites in the United States and South Africa. The trial is designed to evaluate the safety, tolerance and acceptability of PRO 2000 Gel in healthy, sexually active women and in sexually abstinent HIV-infected women. HIV-infected women were included because the product is designed to inhibit both male-to-female and female-to-male transmission. A total of approximately 60 volunteers in 4 urban areas will be asked to apply the product up to twice a day for 2 weeks. Effects on the genital mucosa will be carefully assessed, and perceptions about the product will be ascertained through volunteer interviews and focus group discussions. This information is expected to extend the findings of previous Phase I clinical trials, and to aid in the selection of an appropriate dose for testing in a pivotal efficacy trial involving women at high risk for HIV infection. Phase II safety studies are also under discussion with the MRC. Procept believes that safety data from these trials, coupled with the promising animal protection results, will make PRO 2000 Gel an attractive candidate for testing in a large, government-funded Phase III clinical trial designed to demonstrate safety and protective efficacy.

The Company holds two issued patents on the use of PRO 2000 Gel to prevent HIV infection. Procept announced that it had received two Notices of Allowance from the United States Patent and Trademark Office relating to PRO 2000, the Company's lead anti-infective drug candidate. One patent contains composition-of-matter claims covering PRO 2000 and similar compounds, while the other covers the use of a PRO 2000-based vaginal gel formulation for the prevention of pregnancy. A similar contraception patent was independently allowed in South Africa. Additional international patent applications have been filed.

O6-benzylguanine ("BG"):  A Chemosensitizer to Enhance Chemotherapy

Procept's wholly owned subsidiary, BG Development Corp. ("BGDC"), holds an exclusive worldwide license from Pennsylvania State University ("Penn State") and others for BG, a series of related compounds and a gene therapy that Procept believes will enhance the effectiveness of a class of currently used chemotherapeutic agents known as O6-alkylators agents.

BG and related compounds are small molecules for intravenous administration in the treatment of cancer. Procept believes BG to be capable of destroying the resistance of cancer cells to a class of chemotherapeutic agents, O6-alkylating agents. Procept believes that the effectiveness of alkylating chemotherapeutic agents against various tumors such as brain, prostate, colon cancers, melanoma and lymphoma is limited due to the ability of tumor cells to repair the DNA damage caused by the O6-alkylating agents, because the DNA repair protein, O6-alkylguanine-DNA alkyltransferase ("AGT"), protects tumor cells by repairing the tumor cell DNA. Procept believes that BG inactivates the AGT protein in a variety of cancers thereby overcoming resistance to the O6-alkylating agents.

The treatments for most cancers include surgery, radiation therapy and/or chemotherapy. O6-alkylators are chemotherapeutic agents that are primarily used to treat brain cancer, melanoma, lymphoma and certain gastrointestinal cancers. They include carmustine ("BCNU"), lomustine ("CCNU"), dacarbazine ("DTIC"), procarbazine, fomustine, and temozolomide. CCNU, fomustine and DTIC remain important in the chemotherapeutic treatment of brain cancer and advanced melanoma. Procarbazine has become an important agent in the treatment of Hodgkin's disease and brain tumors. Temozolomide has shown potential for the treatment of lymphomas, melanoma and brain tumors. In general, although there is a small percentage of patients who have achieved long-term remission, the O6-alkylators are generally not considered curative. The critical factor contributing to the poor prognosis is the resistance of cancers to the chemotherapeutic agents.

Tumor cells display a variety of mechanisms of resistance to many drugs. Alkylating agents act by causing damage to the DNA by binding to the O6-position of guanine on the DNA strand. AGT is believed to play a significant role in cancer resistance to the O6-alkylators by removing this chemical bond. A published study in 226 patients with brain cancer (high-grade astrocytoma) receiving BCNU therapy showed that the patients with low levels of AGT responded better to treatment and had increased survival relative to patients with high levels of AGT. Conversely, the patients with high levels of tumor AGT protein had poor disease prognosis. Since it appears that BG temporarily destroys AGT, Procept believes that BG may reduce the resistance that is commonly observed in cancer cells following treatment with O6-alkylating agents.

O6-alkylating agents such as BCNU and CCNU are believed to cause a number of different damages to the tumor DNA, including an interstrand cross-link between guanine and cytosine (building blocks of DNA) on the opposite strand. Procept believes that there is a strong correlation between the number of strand cross-links and tumor cells killed. AGT protein protects tumor cells from damage by removing the damage from the O6-position of guanine. Procept believes that there are no other proteins involved in the repair process, and that the AGT protein is inactivated in the repair process. Procept believes that BG binds to the AGT protein, thereby blocking the tumor DNA repair and believes that inactivation of the AGT protein in a variety of human tumors by non-toxic doses of BG could render these tumors more sensitive to the cytotoxic effects of O6-alkylating agents.

Results of in vitro testing have led to an evaluation of O6-alkylating agents in animal tumor models. Upon administration of BG to mice carrying two different human brain tumors prior to the administration of BCNU, 80% and 100% tumor regression was observed compared to 0% and 10% suppression in animals treated with BCNU alone. Combinations of BG and BCNU were also found to be effective in mice bearing human colon cancers, showing 96% tumor regression compared to 35% tumor regression with BCNU alone. Growth inhibition was also observed in a rat prostate model after treatment with BG and BCNU, but was not observed in animals treated with BCNU alone.

A Phase I clinical trial of BG has been completed at Duke University ("Duke"). Procept believes that the study has shown that BG, injected intravenously, crosses the blood-brain barrier and effectively blocks the activity of human brain tumor AGT protein. Procept also believes that the study at Duke has demonstrated BG to be nontoxic when administered alone, and to be effective in inhibiting over 90% of AGT activity in brain cancer specimens surgically removed from patients 18 hours after the intravenous administration of BG. Three other Phase I clinical studies at the University of Chicago, Case Western Reserve University ("CWRU") and Duke University Medical Center have examined the use of BG in combination with BCNU in brain, colon and renal cancer. In these studies, BG was administered over a one-hour period by intravenous infusion, followed by an infusion of BCNU one hour after completion of the BG infusion. The
National Cancer Institute ("NCI") of the National Institutes of Health ("NIH") is sponsoring the trials under a Cooperative Research and Development Agreement ("CRADA") executed between the NCI and Pacific. From these studies, which involved patients who had failed other cancer therapies, a BG/BCNU dose of 120/40 mg/m2 was chosen as the initial Phase II dose. Preliminary clinical response data for the Phase I trial conducted at CWRU was presented by Dr. Timothy P. Spiro at the 1999 Annual Meeting of the American Society of Clinical Oncology. One metastatic colon carcinoma patient achieved a sustained partial response for 13 months after failing other therapies. A second patient with carcinoma of unknown primary had sustained stable disease for 20 months. The Phase I trials have successfully demonstrated the safety of BG, and the Company is eager to obtain efficacy data in Phase II. Procept plans to test BG in several cancer indications, and with other chemotherapeutic agents such as the Gliadel

Wafer and temozolomide. The NCI and many investigators continue to support the clinical development of BG for a variety of cancer indications. In addition to multiple myeloma, brain cancer and melanoma, Procept hopes that BG may provide increased efficacy for O6-alkylating agents in other cancers, such as colon and breast, for which O6-alkylating agents are not commonly used.

Standard therapy with O6-alkylating chemotherapeutic agents commonly results in bone marrow suppression. Through the BG license, Procept has also acquired a proprietary gene therapy that may result in the production of an altered AGT protein in bone marrow cells. A gene for an altered AGT protein is introduced to the bone marrow hematopoietic stem cells in vitro, followed by the introduction of the modified stem cells to the host. Procept believes that the concomitant use of an O6-alkylating agent plus BG in the presence of the altered AGT protein may result in reduced resistance of the cancer cells with less toxicity to the bone marrow.

In addition to BG, Procept has tested a considerable number of additional compounds for AGT protein inactivation. Procept believes that a number of next generation compounds are effective in inhibiting the activity of tumor AGT protein. Procept also believes that it has a proprietary interest in these compounds. Procept believes that it is possible that these compounds will offer complementary properties to that of BG in further abrogation of cancer resistance to O6-alkylating agents.

Four patents including the composition of matter and use for BG and related compounds have been issued to Penn State and licensed to BG. Four additional applications provide protection for the next generation compounds. A patent application currently under prosecution is intended to provide protection for the use of gene therapy to introduce AGT mutant into the stem cells.

In September 1998, Procept paid to Penn State $150,000 as an up-front licensing fee. Penn State will also be due a (i) royalty on sales of licensed products,
(ii) certain performance-based milestones, and (iii) a non-refundable, minimum annual royalty (the "Minimum Annual Royalty") equal to $75,000 per year creditable against future milestone payments and third party payments, subject to certain deferrals. The licensing agreement gave Procept the option to fulfill up to 75% of its obligations, to pay minimum annual royalties or performance milestones through the issuance of a number of shares of Procept's common stock equal to the cash value of such payments. Procept is obligated to reimburse the Licensor approximately $200,000 for prior patent costs. Procept may issue shares of its common stock in lieu of these payments.

In 1998, the NIH entered into a CRADA with Pacific. Under the terms of the agreement, the NIH will conduct research involving BG and will make available to the Company (i) NIH clinical data relating to any potential products incorporating BG developed or generated by NIH prior to the date of the CRADA and (ii) all subsequent data developed under the CRADA. The Company is required to pay the NIH $125,000 per year for five years, payable in quarterly installments.

Periodontal Tissue Monitor ("PTM")

Procept holds the rights to a proprietary diagnostic test of periodontitis, known as PTM. PTM is an eye-readable, chairside disposable test designed for use within the dental office to assist practitioners (dentists and periodontists) in the diagnosis of periodontitis and in the monitoring of the effectiveness of their efforts to treat the disease. The PTM works by identifying the enzyme AST which is found in crevicular fluid when cells die.

In June 1997, Pacific received approval from the United States Food and Drug Administration ("FDA") to begin commercial sales and distribution in the United States of the PTM product. Pacific also had two distribution agreements with Steri-Oss, Inc. for the exclusive distribution of PTM worldwide, except in Japan. To date, there have been no significant sales under the distribution agreements. In addition in 1998, Nobel Biocare AB acquired Steri-Oss, Inc. and decided to terminate the agreement.

Shofu, Inc. of Japan is currently completing clinical trials of PTM in Japan under a Material Transfer Agreement with Procept and may decide to market PTM in Japan if the product is ultimately approved by Japanese regulators.

Patents and Proprietary Technology

Procept's policy is to protect its technology by, among other things, filing or causing to be filed on its behalf, patent applications for technology relating to the development of its business. Currently, the Company is awaiting action on various patent applications relating to technology or the uses or products thereof that it owns or that it has licensed.

The Company believes its copyrights, service marks, trademarks, trade dress, trade secrets, proprietary technology and similar intellectual property is critical to its success. The Company relies on trademark, copyright and trade secret protection in conjunction with confidentiality and/or license agreements with its employees, consultants, partners and others to protect its proprietary rights. The Company pursues the registration of its trademarks and service marks in the U.S. and internationally, and has applied for the registration of certain of its trademarks and service marks. As the Company expands into overseas markets, the Company will seek a best efforts approach for effective trademark, service mark, copyright, and trade secret protection in countries in which the Company's products and services are made available online.

To protect its right to and to maintain the confidentiality of trade secrets and proprietary information, the Company requires employees, Scientific Advisory Board members, consultants and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with the Company. These agreements prohibit the disclosure of confidential information to anyone outside the Company and require disclosure and assignment to the Company of ideas, developments, discoveries and inventions made by employees, consultants, advisors and collaborators.

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

The Company also relies on unpatented proprietary technology that is significant to the development of the Company's technology, and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to HeavenlyDoor.com's unpatented technology. If the Company is unable to maintain the proprietary nature of its technology, the Company could be adversely affected.

Government Regulations

Regulations imposed by United States, federal, state and local authorities, as well as their counterparts in other countries, are a significant factor in the conduct of the research, development, manufacturing and marketing activities for the Company's proposed pharmaceutical products.

Before testing of any compounds with potential therapeutic value in human test subjects may begin, stringent government requirements for preclinical data must be satisfied. These data, obtained both from in vivo studies and in vitro studies, are submitted in an Investigational New Drug ("IND") Application or its equivalent in countries outside the United States where clinical studies are to be conducted.

All data obtained from a comprehensive development program are submitted in New Drug Application ("NDA") or Product License Application ("PLA") to the FDA and the corresponding agencies in other countries for review and approval.

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


COMPETITION

Internet

The world wide web currently has new start-up web sites evolving every day generating competition in all areas including the funeral industry. The e-commerce market via web sites is growing and intensely competitive. There are no substantial barriers to entry in these markets, and HeavenlyDoor.com expects that competition will continue to intensify. The Company's current or potential competitors include (1) online web sites offering similar services, (2) indirectly by corporate conglomerates, associations, or other groups of funeral homes implementing similar services, (3) distributors and retail vendors of funeral supplies with significant brand awareness, sales volume and customer bases. The Company believes the principal competitive factors in its market are brand recognition, quality selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of site content, and reliability. Some of the Company's competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. Certain of the Company's competitors may be able to offer similar or additional services with more favorable terms, devote larger resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to web site, web presence, and system development than the Company. Increased competition may affect the Company's business plan in areas of operating margins and market share. In the area of advertising revenue, HeavenlyDoor.com competes with online services, other web site operators and advertising networks, as well as traditional offline media such as television, radio and print for a share of advertisers' total advertising budgets. HeavenlyDoor.com believes that the number of companies selling web-based advertising and the available inventory of advertising space has recently increased substantially. Accordingly, HeavenlyDoor.com may face increased pricing pressure for the sale of advertisements, which would reduce its advertising revenues. In addition, its sales may be adversely affected to the extent that is competitors offer superior advertising services that better target users or provide better reporting of advertising results.

Biotechnology

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


EMPLOYEES

As of March 18, 2000, the Company employed 20 full-time and 3 part-time employees. The Company also utilizes independent contractors to perform various functions for the Company. Currently, the Company's employees are not represented by a labor union, and the Company regards its employee relations to be in good standing. Due to the intense competition for qualified personnel in the Company's industry, particularly for software development and other technology personnel, the Company believes its future success depends in part on the continued ability to hire and retain qualified personnel.


ITEM 2. PROPERTIES.

HeavenlyDoor.com's headquarters and research and development facilities are located in Cambridge, Massachusetts. At its 840 Memorial Drive location, HeavenlyDoor.com leases a total of approximately 41,200 square feet of space, which includes approximately 34,800 square feet of research laboratories. HeavenlyDoor.com currently subleases substantially all of the laboratory space at its headquarters to start-up pharmaceutical or biotechnology companies. HeavenlyDoor.com also leases approximately 3,400 square feet of space at 84 Hamilton Street, which includes approximately 1,100 square feet of research laboratories. HeavenlyDoor.com believes such laboratory space will be adequate for its existing research and drug development activities.

Heaven's Door Corporation leases approximately 3,000 square feet of office space at 3300 N. University Drive, Coral Springs, Florida.


ITEM 3. LEGAL PROCEEDINGS.

On October 23, 1997, Commonwealth Associates ("Commonwealth") filed a Complaint with the United States District Court for the Southern District of New York naming the Company as a defendant (the "Complaint"). The Complaint alleges that the Company breached obligations to Commonwealth under the Underwriting Agreement between Commonwealth and the Company dated February 8, 1996, giving Commonwealth a right of first refusal to act as co-lead underwriter or co-managing agent of a public offering or private placement of the Company's securities during the period ended August 8, 1997. In the Complaint, Commonwealth seeks aggregate compensatory damages in the amount of $375,000, incidental and consequential damages in an amount to be proven at trial, costs, disbursements and accrued interest and such other and further relief as the court deems proper. The Company served an answer on or about March 16, 1998 denying Commonwealth's allegations and has engaged in substantial discovery. At a court-sponsored mediation held on February 9, 1999, the Company and Commonwealth reached an agreement in principle to settle this matter whereby Commonwealth agreed to dismiss the suit in return for payment of $45,000 in cash and 36,785 shares of the Company's common stock. In early 1999, the Company made these payments.

On February 22, 1999, Christopher R. Richied ("Richied") filed a Complaint with the United States District Court for the Southern District of New York naming Pacific Pharmaceuticals, Inc. ("Pacific") and Binary Therapeutics Inc. ("Binary"), both subsidiaries of the Company, as defendants (the "Complaint"). The Complaint alleges that Pacific and Binary breached obligations to Richied under certain consulting agreements. In the Complaint, Richied seeks approximately $40,000 in cash and an indeterminate amount based upon the value of certain equity components of the consulting agreements. The Company's answer to the Complaint was filed on August 9, 1999. Based on facts alleged in the Complaint, the Company does not believe this action will have a material adverse effect on the Company's business, even in the event of a decision by the court in the plaintiff's favor or other conclusion of the litigation in a manner adverse to Pacific and Binary.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

No matters were submitted to a vote of securityholders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

From February 17, 1994, the date of the Company's initial public offering, until March 26, 1998, the Company's common stock was quoted on the Nasdaq National Market under the symbol "PRCT". From March 27, 1998 through January 27, 2000, the Company's common stock has been quoted on the Nasdaq SmallCap Market under the symbol "PRCT". Beginning January 28, 2000, effective with the merger with Heaven's Door Corporation, the Company's shares are quoted on the Nasdaq SmallCap market under the trading symbol "HVDC." The following table sets forth the range of high and low closing sale prices for HeavenlyDoor.com's common stock as reported by the Nasdaq National Market and the Nasdaq SmallCap Market for the periods indicated below. The dollar values in this table have been adjusted to reflect the one-for-ten reverse split of HeavenlyDoor.com's common stock effected on June 1, 1998 and the one-for-seven reverse split of HeavenlyDoor.com's common stock effected on October 14, 1997.

                                                  High            Low
                                                  ----            ---
            1999
            Fourth Quarter                       $3.68            $1.38
            Third Quarter                        $2.28            $1.13
            Second Quarter                       $2.50            $1.38
            First Quarter                        $4.50            $2.00

            1998
            Fourth Quarter                       $3.50            $0.31
            Third Quarter                        $4.06            $0.94
            Second Quarter                      $13.13            $3.63
            First Quarter                       $11.86            $6.25


As of March 22, 2000 there were 1,656 holders of record. On March 22, 2000 the closing price reported on the Nasdaq SmallCap Market for HeavenlyDoor.com Common Stock was $3.75.

Dividend Policy

The Company has never paid cash dividends on its common stock and does not anticipate paying such dividends in the foreseeable future. HeavenlyDoor.com intends to retain any future earnings for use in its business. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


ITEM 6.    SELECTED FINANCIAL DATA.

The selected financial data set forth below as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 are derived from the Company's financial statements included elsewhere in this Report, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data set forth below as of December 31, 1997, 1996 and 1995 and for the years ended December 31, 1996 and 1995 are derived from audited financial statements not included in this Report. This data should be read in conjunction with the Company's financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this Report.

                             SELECTED FINANCIAL DATA


                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------

                                         1999         1998        1997        1996       1995
                                         ----         ----        ----        ----       ----
                                                   (in thousands, except share data)
Statement of operations data:
Revenues ...........................        $280        $330        $781      $2,277     $4,647
                                      ----------   ---------   ---------   ---------   --------
Costs and expenses:
     Research and development ......       1,126       1,990       6,619       9,925     12,406
     General and administrative ....       1,575       1,610       2,715       3,176      3,723
     Charge for purchased in-process
       research and development (1)        9,406          --          --          --         --
     Compensation charge associated
       with stock options (2) ......       2,500          --          --          --         --
     Restructuring charges (3) .....          --         225         460         273         --
     Other .........................         (34)       (204)         40         139        230
                                      ----------   ---------   ---------   ---------   --------

     Total costs and expenses ......      14,573       3,621       9,834      13,513     16,359
                                      ----------   ---------   ---------   ---------   --------

Net loss ...........................     (14,293)     (3,291)     (9,053)    (11,236)   (11,712)
   Less: Charge associated
   with the conversion of the
   minority interest in a
   subsidiary (4) ..................        (502)         --          --          --         --
Dividends on preferred stock (5) ...          --          --      (4,217)         --         --
                                      ----------   ---------   ---------   ---------   --------
Net loss attributed to
   common shareholders .............    $(14,795)    $(3,291)   $(13,270)   $(11,236)  $(11,712)
                                      ==========   =========   =========   =========   ========

Basic and diluted loss per share ...      $(1.36)     $(1.40)    $(63.68)    $(68.16)  $(127.65)
                                      ==========   =========   =========   =========   ========

Weighted average number of
     common shares outstanding .....  10,907,251   2,347,245     208,371     164,836     91,752
                                      ==========   =========   =========   =========   ========

                                                              AS OF DECEMBER 31,
                                                              ------------------

                                           1999          1998        1997        1996       1995
                                           ----          ----        ----        ----       ----
                                                             (in thousands)


Balance sheet data:
Cash and cash equivalents ..........      $4,075        $2,885        $535      $1,962       $565
Marketable securities ..............          --         2,004          --       4,002      2,006
Total assets .......................       4,947         6,188       2,168       8,917      6,397
Capital lease obligations, net of
   current portion and other
   non-current liabilities .........          82           186         355         456        907
Total shareholders' equity .........       4,211         5,397         260       6,316      1,439
Common stock dividends .............          --            --          --          --         --

(1) Charge for purchased in-process research and development. On March 17, 1999, the Company completed the acquisition of Pacific. The aggregate purchase price of approximately $12.2 million (including assumed liabilities of $5.7 million) was allocated to the acquired tangible and intangible assets based upon their estimated fair values. The $9.4 million charge for in-process research and development represents the value assigned to the Pacific programs that are still in the development stage for which there is not alternative future use.

(2) Compensation charges associated with stock options. During 1998 and 1999, the Company granted stock options (the "Variable Options") to certain employees, directors and consultants with the certain contractual rights contained in the 1998 Offering. The Variable
      Options had an initial exercise price of $5.00 per share. Since the number of options and the associated exercise price were subject to adjustment and not fixed at the grant date, these stock options are accounted for under variable stock option accounting. Accordingly, the Variable Options were re-valued on a quarterly basis by measuring the difference between the current exercise price and the fair market value of the Company's common stock on that balance sheet date. As a result, the Company recorded a $2.5 million charge in the fourth quarter of 1999 representing the earned portion of the $4.6 million total compensation charge. There were no charges in 1998 or in the first three quarters of 1999, since the fair market value of the Company's common stock was less then the current exercise price with respect to the Variable Options.

      During 1999, the number and the exercise price of the Variable Options were adjusted according to the certain contractual rights of the 1998 Offering. As a result, the Company granted 819,064 additional options and the associated exercise price of the Variable Options were reduced from $5.00 per share to $2.11 per share. Additionally, on January 28, 2000, concurrent with the merger with Heaven's Door Corporation, the Company granted 1,004,224 options and further reduced the exercise price from $2.11 per share to $1.56 per share with respect to the Variable Options.

      In conjunction with the closing of the merger with Heaven's Door Corporation, the Board of Directors also accelerated the vesting of the Variable Options. Additionally, as a condition to the merger with Heaven's Door Corporation, the Company issued approximately 3.9 million shares of its common stock to terminate the contractual rights that were contained in the 1998 Offering. After the termination of certain contractual rights, the number of options and the associated exercise price of the Variable Options became fixed and accounted for accordingly. Therefore, a compensation charge of $14.7 million will be recorded in the first quarter of 2000 resulting from the final revaluation under variable plan accounting and the acceleration of the vesting of the Variable Options.

(3) Restructuring charges. In September 1996, the Company implemented a restructuring plan that resulted in the elimination of 20 positions, mostly from the research organization, incurring a charge of $273,000. In July 1997, the Company reduced staffing in its research organization through the elimination of six senior positions, incurring a charge of $460,000 for the year ended December 31, 1997. In January 1998, the Company reduced its staff to ten people, incurring a charge of $225,000 for the year ended December 31, 1998.

(4) Charge associated with the conversion of the minority interest in a subsidiary, net. On June 30, 1999, the Company issued 2,773,575 shares of its common stock and 924,525 Class D Warrants to purchase common stock to convert the minority interest in its majority owned subsidiary BG Development Corp. ("BGDC"). The $0.5 million charge represents the fair value of the shares plus the fair value of the warrants less the book value of the BGDC minority interest.

(5) Dividends on preferred stock. In 1997 the Company recorded a preferred stock dividend in the amount of $4,217,000 which reflects the intrinsic value of the beneficial conversion feature based upon the difference between the $26.25 per share fair market value of the Company's common stock on the date of issuance and the $10.90 per share adjusted conversion price.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

From its inception in 1985 through 1999, HeavenlyDoor.com, Inc. (formerly "Procept, Inc." or the "Company") operated as a biopharmaceutical company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. On March 17, 1999, Procept completed its merger with Pacific Pharmaceuticals, Inc. ("Pacific"), in which Pacific became a subsidiary of the Company. On November 8, 1999, the Company announced a major strategic change in its business with the signing of an Agreement and Plan of Merger to acquire Heaven's Door Corporation, a company that provides business to business and business to consumer products and services for the funeral service industry over the Internet. The merger with Heaven's Door Corporation closed on January 28, 2000. Effective with the merger with Heaven's Door Corporation, the Company's name was changed from Procept, Inc. to HeavenlyDoor.com, Inc. The Company will focus on growing the Internet business, while maximizing the value of the biotechnology assets through outlicense or disposition.


RESULTS OF OPERATIONS

From inception through December 31, 1999, the Company has generated no revenues from product sales, has not been profitable since inception, and has an accumulated deficit of $76.8 million. During that period, the Company was dependent upon corporate collaborations, equity financing and interest on invested funds to provide the working capital necessary for the research and development activities. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs required to support these efforts. The
Company expects to incur significant additional operating losses over the next several years due to its ongoing efforts to develop the new Internet business and its acceptance in the funeral services industry.

Years ended December 31, 1999 compared to the year ended December 31, 1998

The Company's total revenues decreased 15.2% to $0.28 million for the year ended December 31, 1999 from $0.33 million during the comparable period of 1998. The $50,000 decrease resulted primarily from the expiration of the Sponsored Research Agreement with VacTex, Inc. offset by an increase in interest income. Interest income increased 27.3% to $0.28 million for the year ended December 31, 1999 from $0.22 million for the comparable period of 1998. The $60,000 increase in interest income resulted from additional cash balances available for investment during the year ended December 31, 1999.

The Company's total operating expenses increased 305.6% to $14.6 million for the year ended December 31, 1999 from $3.6 million for the comparable period in 1998. The $11.0 million increase primarily resulted from a $9.4 million in-process research and development charge associated with the acquisition of Pacific, and a $2.5 million compensation charge associated with the revaluation of variable stock options. Without these charges, total operating expenses decreased $25.0% to $2.7 million for the year ended December 31, 1999 from $3.6 million for the comparable period of 1998. Research and development decreased 45.0% to $1.1 million for the year ended December 31, 1999 from $2.0 million for the comparable period of 1998. The $0.9 million decrease primarily resulted in a decline in personnel in the Company's biotech research and development organization and their related costs. In January 1998, the Company terminated work on all research programs other than PRO 2000 and underwent a significant downsizing, reducing its staff to ten people. General and administrative expenses decreased $35,000, or 2.2% to $1.6 million for the year ended December 31, 1999. The decrease primarily resulted from lower professional services expenditures. Other income of $34,000 recorded during the year ended December 31, 1999 resulted primarily from the gain on sale of pharmaceutical research and development equipment and supplies. Based on the Company's strategy, the Company has sold or plans to continue to sell its research and development equipment.

In June of 1999, the Company incurred a $0.5 million non-cash charge associated with the purchase of the minority interest of its majority owned subsidiary, BG Development Corp. ("BGDC").

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

The Company's 1998 total operating expenses decreased to $3.6 million from $9.8 million in 1997. Research and development expenses decreased 70% to $2.0 million in 1998 from $6.6 million in 1997, due primarily to a decrease in personnel in the Company's research and development organization and their related research costs. In order to focus its limited resources on PRO 2000 Gel, in January 1998 the Company terminated work on all other research programs, except preclinical support for its intracellular T-cell enzyme (DHODH) program, and underwent a significant downsizing, reducing its staff to 10 people. The amount of termination benefits accrued and charged to restructuring costs in the statement of operations for the year ended December 31, 1998 was $0.2 million. Also in 1997, the Company accrued $0.5 million in restructuring costs. The amount of termination benefits paid and charged against the 1998 and 1997 liability for the year ended December 31, 1998 was $0.4 million. The remaining liability of $0.1 million was utilized by March 31, 1999.

General and administrative expenses for 1998 decreased 41% to $1.6 million from $2.7 million in 1997, reflecting a decrease in administrative personnel and continued cost control measures including subleasing of its facility. Interest expense, included in other expenses, decreased to $5,000 in 1998 from $40,000 for 1997 as a result of the scheduled completion of the Company's equipment lease financing arrangements. Also included in other expenses in 1998 is a gain of $0.2 million from the sale of research and development equipment. Based on the Company's current strategy, Company has sold and plans to continue to sell most of its research and development equipment.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception through December 31, 1999, the Company has financed its operations from the issuance of $68.0 million of its securities, the receipt of $29.4 under collaborative research agreements and $3.2 million in interest income.

For the year ended December 31, 1999, the Company incurred a net loss of approximately $14.3 million. The net loss included non-cash charges of approximately $9.4 million for purchased in-process research and development and an approximate $2.5 million charge associated with variable stock options. During 1999, the Company used approximately $3.5 to fund operating activities.

The acquisition of Pacific resulted in a cash infusion of approximately $2.8 million. In addition, during 1999 the Company received approximately $2.0 million from the maturity of marketable securities. For the period, investing activities provided the Company with approximately $4.6 million of cash.

During the year ended December 31, 1999, the Company paid off a short-term note payable of $85,000. The Company received approximately $0.2 million from the exercise of common stock warrants. Net cash provided by financing activities amounted to approximately $0.1 million.

At December 31, 1999, the Company's aggregate cash, cash equivalents and marketable securities were $4.1 million, representing a $0.8 million decrease from December 31, 1998. Included in cash is $41,000 from the sale of pharmaceutical research and development equipment. Based on the Company's current strategy, the Company plans to continue to sell most of its research equipment.

On March 17, 1999, the Company completed the acquisition of Pacific, a publicly held research and development company engaged in the development of cancer therapies. Each of Pacific's shares of common stock (including preferred stock on an as converted basis into common stock) converted into approximately 0.11 shares of the Company's common stock or a total of 2,753,205 shares. An additional 414,584 shares of the Company common stock were issued in the merger to the holders of Pacific's preferred stock as a result of certain contractual rights identical to contractual rights held by purchasers of the Company's 1998 Offering. In addition, the Company agreed to exchange all of Pacific's outstanding warrants, unit purchase option and stock option obligations into like instruments of the Company. The Company also assumed an approximately $6.5 million net obligation (payable in cash or common stock of the Company at the option of the Company) of Pacific's subsidiary, BG Development Corp ("BGDC"). On June 30, 1999, the Company issued 2,773,575 common shares and 924,525 Class D Warrants in exchange for outstanding preferred stock of its subsidiary, BGDC. The shares have contractual rights identical to those held by purchasers in the Company's 1998 Offering. The Class D Warrants are exercisable for an aggregate of 924,525 shares of the Company's common stock at $2.11 per share and expire on June 30, 2004.

On March 28, 2000, the Company received proceeds of approximately $3.1 million from the exercise of approximately 1.3 million warrants by The Aries Trust and The Aries Domestic Fund, L.P. These warrants were exercised at a discount to the contractual strike price. Accordingly, a charge of approximately $1.1 million will be recorded in the first quarter of 2000. The Company expects that its current funds, along with the proceeds generated through the exercise of these warrants and interest income will be sufficient to fund the Company's operations into the second quarter of 2001. Although management continues to pursue additional funding arrangements, no assurance can be given that such financing will be available to the Company. If the Company is unable to produce revenue or secure additional financing, the Company's financial condition will be adversely affected. If additional funds are raised by issuing equity securities, further dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders.

The Company's expectations regarding its rate of spending and the sufficiency of its cash resources over future periods are forward-looking statements. The rate of spending and sufficiency of its cash resources will be affected by numerous factors including the rate of planned and unplanned expenditures by the Company, the success of the Internet business, the execution of new partnership agreements, or the sale or license of the Company's biotechnology programs.


RECENTLY ISSUED FINANCIAL AND ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was originally effective for all fiscal year ends beginning after June 15, 1999. In June 1999, the FASB issued Statement 137, which delayed the effective date of Statement 133 by one year. Statement 133 is currently effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not believe that the adoption of SFAS 133 will have a significant effect on the Company's results of operations or its financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") which is effective no later than the quarter ending March 31, 2000. SAB 101 clarifies the Securities and Exchange Commission's views regarding recognition of revenue. In March 2000, the Securities Exchange Commission issued Staff Accounting Bulletin No. 101A, "Amendment: Revenue Recognition in Financial Statements" ("SAB 101A"). SAB 101A delays the implementation date of SAB 101 by one quarter to the quarter ending June 30, 2000 for registrants with the fiscal years that begin between December 16, 1999 and March 15, 2000. The Company does not believe that the adoption of SAB 101 will have a significant effect on the Company's results of operation or its financial position.

YEAR 2000

During 1998, the Company completed its assessment of the potential impact of the year 2000 on its information technology and non-information technology systems. The year 2000 problem as defined is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs or systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a miscalculation or system failures. Based on the Company's assessment, there is no year 2000 impact on the Company's information technology systems. Operating systems and applications used by the Company are year 2000 compliant. At this time, the Company is not aware of any year 2000 issues relating to its third party vendors. The Company replaced several non-information technology systems. The cost of year 2000 compliant non-technology information systems was approximately $8,000. The Company's most critical uncertainty relates to its third parties' information technology systems not being year 2000 compliant. This may result in inaccurate information from banks, government agencies, contracted research organization, vendors, etc. As of March 2000, the Company had not experienced any adverse effects as a result of the year 2000 problem.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

In January 1997, the Securities and Exchange Commission issued Financial Reporting Release 48 ("FRR 48"), "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information About Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." FRR 48 required disclosure of qualitative and quantitative information about market risk inherent in derivative financial instruments, other financial instruments, and derivative commodity instruments beyond those already required under generally accepted accounting principles. The Company is not a party to any of the instruments discussed in FRR 48 and considers its market risk to be minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

                                                                Page(s)
                                                                ------

Report of Independent Accountants                                  25

Consolidated Balance Sheets as of December 31, 1999 and 1998       26

Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998, and 1997                             27

Consolidated Statements of Comprehensive Income (Loss) for the
     years ended December 31, 1999, 1998, and 1997                 27

Consolidated Statements of Shareholders' Equity for the years
     ended December 31, 1999, 1998, and 1997                    28-29

Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998, and 1997                          30-31

Notes to Financial Statements                                   32-53

Financial statement schedules have been omitted since they are not required or are inappropriate.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of HeavenlyDoor.com, Inc.
(formerly Procept, Inc.):

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows present fairly, in all material respects, the financial position of HeavenlyDoor.com, Inc. and its subsidiaries (formerly Procept, Inc.) at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                             PricewaterhouseCoopers LLP

Boston, Massachusetts
March 29, 2000

                             HEAVENLYDOOR.COM, INC.
                            (FORMERLY PROCEPT, INC.)
                           CONSOLIDATED BALANCE SHEETS
                                ----------------

                                                                                       December 31,
                                                                                       ------------
ASSETS                                                                            1999           1998
                                                                                  ----           ----
Current assets:
    Cash and cash equivalents                                                  $4,074,525     $2,885,165
    Marketable securities                                                              --      2,003,755
    Investment in Aquila                                                          269,976        568,988
    Prepaid expenses and other current assets                                     223,065        182,925
                                                                             ------------   ------------
       Total current assets                                                     4,567,566      5,640,833

Property and equipment, net                                                        50,553        180,452
Deferred charges                                                                  321,544        176,025
Deposits                                                                            7,150        190,615
                                                                             ------------   ------------
       Total assets                                                            $4,946,813     $6,187,925
                                                                             ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                             $119,826       $268,815
    Accrued compensation                                                           84,961         54,511
    Accrued professional services                                                 243,962        185,604
    Other current liabilities                                                     200,870         96,875
    Current portion of capital lease obligations                                    4,832             --
    Current portion of deferred rent                                               67,317        118,298
                                                                             ------------   ------------
       Total current liabilities                                                  721,768        724,103
                                                                             ------------   ------------

Deferred rent                                                                          --         67,317
Capital lease obligations                                                          14,384             --

Commitments and contingencies

Shareholders' equity:
    Preferred stock, par value $.01 per share; 1,000,000 shares authorized:
       Series A, 0 and 1 share(s) designated at December 31, 1999 and 1998, respectively; 0 shares issued and outstanding at
       December 31, 1999 and 1998, respectively                                        --             --
    Common stock, $.01 par value; 50,000,000 shares authorized;
       14,970,818 and 3,001,832 shares issued
       at December 31, 1999 and 1998, respectively                                149,709         30,018
    Additional paid-in capital                                                 87,194,700     70,458,992
    Deferred compensation                                                      (2,187,710)       (88,716)
    Cumulative dividends on preferred stock                                    (4,217,388)    (4,217,388)
    Accumulated deficit                                                       (76,826,973)   (61,047,132)
    Accumulated other comprehensive income                                         98,323        272,588
    Treasury stock, at cost; 0 and 1,186 shares at
       December 31, 1999 and 1998, respectively                                        --        (11,857)
                                                                             ------------   ------------
       Total shareholders' equity                                               4,210,661      5,396,505
                                                                             ------------   ------------
       Total liabilities and shareholders' equity                              $4,946,813     $6,187,925
                                                                             ============   ============

                     The accompanying notes are an integral
                        part of the financial statements.

                             HEAVENLYDOOR.COM, INC.
                            (FORMERLY PROCEPT, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 --------------

                                                          For the years ended December 31,
                                                          --------------------------------
                                                          1999          1998          1997
                                                          ----          ----          ----
Revenues:
   Research and development revenue
     under collaborative agreements
     from related party                                      $--      $109,375       $519,552
   Revenue from grant                                         --            --        113,854
   Interest income                                       279,680       220,590        147,766
                                                    ------------   -----------   ------------

         Total revenues                                  279,680       329,965        781,172
                                                    ------------   -----------   ------------

Costs and expenses:
   Research and development (excludes $194,445 of
     compensation charges in 1999)                     1,125,642     1,990,640      6,618,836
   General and administrative (excludes $2,306,150
     of compensation charges in 1999)                  1,574,610     1,610,078      2,714,678
   Charge for purchased in-process research
     and development                                   9,405,671            --             --
   Compensation charge associated with
     stock options                                     2,500,595            --             --
   Restructuring charges                                      --       225,000        459,969
   Other (income) expenses, net                          (33,617)     (204,396)        40,264
                                                    ------------   -----------   ------------

         Total costs and expenses                     14,572,901     3,621,322      9,833,747
                                                    ------------   -----------   ------------

Net loss                                             (14,293,221)   (3,291,357)    (9,052,575)
                                                    ------------   -----------   ------------
Less:  Charge associated with the
         conversion of the minority interest in a
         subsidiary, net                                (501,455)           --             --
       Dividends on preferred stock                           --            --     (4,217,388)
                                                    ------------   -----------   ------------
Net loss attributed to common shareholders          $(14,794,676)  $(3,291,357)  $(13,269,963)
                                                    ============   ===========   ============

Basic and diluted net loss per common share               $(1.36)       $(1.40)       $(63.68)
                                                    ============   ===========   ============

Weighted average number of common
   shares outstanding - basic and diluted             10,907,251     2,347,245        208,371
                                                    ============   ===========   ============

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 --------------

                                               For the years ended December 31,
                                               --------------------------------
                                               1999          1998          1997
                                               ----          ----          ----

Net loss                                  $(14,293,221)  $(3,291,357)  $(9,052,575)

Other comprehensive income (loss):
   Unrealized gain (loss) on investments      (174,265)      272,588         4,838
                                          ------------   -----------   -----------
Comprehensive loss, net of tax            $(14,467,486)  $(3,018,769)  $(9,047,737)
                                          ============   ===========   ===========

                     The accompanying notes are an integral
                        part of the financial statements.

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                 Consolidated Statements of Shareholders' Equity
              For the Years Ended December 31, 1999, 1998, and 1997


                                                    Common Stock      Preferred Stock Series A      Additional
                                                    ------------      ------------------------       Paid-in      Deferred
                                                 Shares    Par Value     Shares    Par Value         Capital    Compensation
                                                 ------    ---------     ------    ---------         -------    ------------
Balance at December 31, 1996                    195,434      $1,954          --          --        $55,095,433            --
   Employee stock purchase plan                     764           8          --          --             55,192            --
   Exercise of stock options                          6          --          --          --                410            --
   Issuance from private placement               85,333         853          --          --          2,799,147            --
   Payment of private placement costs                --          --          --          --           (131,382)           --
   Conversion of note payable and
    common stock to preferred stock             (85,333)       (853)     30,060        $301            206,553            --
   Cancellation of notes receivable                  --          --          --          --                 --            --
   Dividends on preferred stock                      --          --          --          --          4,217,388            --
   Maturity of marketable securities                 --          --          --          --                 --            --
   Net loss                                          --          --          --          --                 --            --
                                            -----------   ---------     -------       -----       ------------   -----------

Balance at December 31, 1997                    196,204       1,962      30,060         301         62,242,741            --
   Issuance from private placement            1,960,500      19,605          --          --          9,782,895            --
   Payment of private placement costs                --          --          --          --         (1,764,131)           --
   Conversion of preferred stock to
     common stock                               841,680       8,417     (30,060)       (301)            (8,116)           --
   Common stock contribution to savings
     and retirement plan                          3,448          34          --          --             43,203            --
   Stock options issued for services                 --          --          --          --             58,537            --
   Deferred compensation related to
     stock options                                   --          --          --          --            103,863     $(103,863)
   Amortization of deferred compensation             --          --          --          --                 --        15,147
   Unrealized gain on investments                    --          --          --          --                 --            --
   Net loss                                          --          --          --          --                 --            --
                                            -----------   ---------     -------       -----       ------------   -----------

Balance at December 31, 1998                  3,001,832      30,018          --          --         70,458,992       (88,716)
                                            -----------   ---------     -------       -----       ------------   -----------

   Shares issued in connection with:
     Acquisition of Pacific
       Pharmaceuticals Inc.                   3,167,789      31,677          --          --          3,730,072            --
     Contractual anti-dilution protection     1,017,742      10,178          --          --            (10,178)           --
     Payment of certain obligations              14,489         144          --          --             34,941            --
     Contractual reset obligations            3,970,734      39,708          --          --            (39,708)           --
     Purchase of minority interest in
       subsidiary                             2,773,575      27,736          --          --          4,132,627            --
     Repayment of debt of subsidiary             88,374         884          --          --            440,986            --
     Stock dividend                             562,961       5,630          --          --            979,535            --
     Settlement of litigation                    36,785         368          --          --            134,633            --
     Exercise of Class C warrants                51,087         511          --          --            186,989            --
     Employee stock awards                       15,000         150          --          --             10,402            --
     Repayment of debt of subsidiary            109,778       1,098          --          --            187,588            --
     Settle placement agent fees                160,160       1,602          --          --            363,920            --
   Fair value of stock options issued
       in the Pacific acquisition                    --          --          --          --            965,435            --
   Warrants issued in connection with the
       purchase of the minority interest
       in a subsidiary                               --          --          --          --          1,004,034            --
   Incremental charge associated with the
       conversion of the minority interest
       in a subsidiary, net                          --          --          --          --                 --            --
   Common stock contribution to savings
       and retirement plan                          512           5          --          --                735            --
   Retirement of treasury stock                      --          --          --          --            (11,857)           --
   Amortization of deferred compensation             --          --          --          --                 --     2,526,560
   Compensation expense associated with
       variable stock options                        --          --          --          --          4,625,554    (4,625,554)
   Unrealized loss on investments                    --          --          --          --                 --            --
   Net loss                                          --          --          --          --                 --            --
                                            -----------   ---------     -------       -----       ------------   -----------

Balance at December 31, 1999                 14,970,818    $149,709          --          --        $87,194,700   $(2,187,710)
                                            ===========   =========     =======       =====       ============   ===========

                     The accompanying notes are an integral
                        part of the financial statements.

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                 Consolidated Statements of Shareholders' Equity
              For the Years Ended December 31, 1999, 1998, and 1997
                                   (continued)

                                                                                         Accumulated
                                             Receivable    Cumulative                       Other                    Total
                                                From       Dividends On    Accumulated  Comprehensive  Treasury   Stockholders'
                                           Sale of Stock  Preferred Stock    Deficit        Income       Stock       Equity
                                           -------------  ---------------    -------        ------       -----       ------
Balance at December 31, 1996                 $(73,242)           --       $(48,703,200)    $(4,838)         --     $6,316,107
   Employee stock purchase plan                    --            --                 --          --          --         55,200
   Exercise of stock options                       --            --                 --          --          --            410
   Issuance from private placement                 --            --                 --          --          --      2,800,000
   Payment of private placement costs              --            --                 --          --          --       (131,382)
   Conversion of note payable and
    common stock to preferred stock                --            --                 --          --          --        206,001
   Cancellation of notes receivable            73,242            --                 --          --    $(11,857)        61,385
   Dividends on preferred stock                    --   $(4,217,388)                --          --          --             --
   Maturity of marketable securities               --            --                 --       4,838          --          4,838
   Net loss                                        --            --         (9,052,575)         --          --     (9,052,575)
                                             --------   -----------       ------------   ---------    --------   ------------

Balance at December 31, 1997                       --    (4,217,388)       (57,755,775)         --     (11,857)       259,984
   Issuance from private placement                 --            --                 --          --          --      9,802,500
   Payment of private placement costs              --            --                 --          --          --     (1,764,131)
   Conversion of preferred stock to
    common stock                                   --            --                 --          --          --             --
   Common stock contribution to savings
    and retirement plan                            --            --                 --          --          --         43,237
   Stock options issued for services               --            --                 --          --          --         58,537
   Deferred compensation related to
     stock options                                 --            --                 --          --          --             --
   Amortization of deferred compensation           --            --                 --          --          --         15,147
   Unrealized gain on investments                  --            --                 --     272,588          --        272,588
   Net loss                                        --            --         (3,291,357)         --          --     (3,291,357)
                                             --------   -----------       ------------   ---------    --------   ------------

Balance at December 31, 1998                       --    (4,217,388)       (61,047,132)    272,588     (11,857)     5,396,505
                                             --------   -----------       ------------   ---------    --------   ------------

   Shares issued in connection with the:
     Acquisition of Pacific
       Pharmaceuticals Inc.                        --            --                 --          --          --      3,761,749
     Contractual anti-dilution protection          --            --                 --          --          --             --
     Payment of certain obligations                --            --                 --          --          --         35,085
     Contractual reset obligations                 --            --                 --          --          --             --
     Purchase of minority interest in a
       subsidiary                                  --            --                 --          --          --      4,160,363
     Repayment of debt of subsidiary               --            --                 --          --          --        441,870
     Contractual stock dividend                    --            --           (985,165)         --          --             --
     Settlement of litigation                      --            --                 --          --          --        135,001
     Exercise of Class C warrants                  --            --                 --          --          --        187,500
     Employee stock awards                         --            --                 --          --          --         10,552
     Repayment of debt of subsidiary               --            --                 --          --          --        188,686
     Settlement of the placement agent fees        --            --                 --          --          --        365,522
   Fair value of stock options assumed
     in the Pacific acquisition                    --            --                 --          --          --        965,435
   Warrants issued in connection with the
     purchase of the minority interest in
     a subsidiary                                  --            --                 --          --          --      1,004,034
   Incremental charge associated with the
     conversion of the minority interest
     in a subsidiary, net                          --            --           (501,455)         --          --       (501,455)
   Common stock contribution to savings
     and retirement plan                           --            --                 --          --          --            740
   Retirement of treasury stock                    --            --                 --          --      11,857             --
   Amortization of deferred compensation           --            --                 --          --          --      2,526,560
   Compensation expense associated with
     variable stock options                        --            --                 --          --          --             --
   Unrealized loss on investments                  --            --                 --    (174,265)         --       (174,265)
   Net loss                                        --            --        (14,293,221)         --          --    (14,293,221)
                                             --------   -----------       ------------   ---------    --------   ------------

Balance at December 31, 1999                       --   $(4,217,388)      $(76,826,973)    $98,323          --     $4,210,661
                                             ========   ===========       ============   =========    ========   ============

                     The accompanying notes are an integral
                        part of the financial statements.

                             HEAVENLYDOOR.COM, INC.
                            (FORMERLY PROCEPT, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  -------------

                                                                      for the years ended December 31,
                                                                      --------------------------------
                                                                      1999           1998          1997
                                                                      ----           ----          ----
Cash flows from operating activities:
   Net loss                                                       $(14,293,221)  $(3,291,357)  $(9,052,575)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                     125,331       449,808     1,057,952
     Non-cash related party revenue                                         --            --      (150,000)
     Compensation expense associated with cancellation
       of notes receivable                                                  --            --       112,789
     Gain on sale of equipment                                         (36,150)     (209,439)      (40,895)
     Savings and retirement plan stock contribution                         --        43,237            --
     Compensatory stock and stock option expense                       170,782        73,684            --
     Charge for purchased in-process research and development        9,405,671            --            --
     Compensation charge associated with variable stock options      2,500,595            --            --
   Changes in operating assets and liabilities, net of acquisitions:
     Accounts receivable                                                    --        81,951        90,861
     Prepaid expenses and other current assets                         (12,069)      (51,302)       61,126
     Deposits                                                          183,465        60,000      (114,640)
     Other assets                                                           --         6,411        (6,627)
     Accounts payable                                                 (594,523)     (801,137)      296,451
     Accrued compensation                                               30,450      (265,952)      197,751
     Accrued contract research                                              --            --      (438,513)
     Accrued professional services                                        (642)       42,924       (53,930)
     Other current liabilities                                        (868,309)       96,875            --
     Deferred rent                                                    (118,298)      (72,212)      (27,702)
     Other noncurrent liabilities                                           --       (96,875)      (53,125)
                                                                  ------------   -----------   -----------
         Net cash used in operating activities                      (3,506,918)   (3,933,384)   (8,121,077)
                                                                  ------------   -----------   -----------

Cash flows from investing activities:
     Capital expenditures                                                   --      (319,669)      (84,010)
     Proceeds from sale of equipment                                    40,718       706,594        40,895
     Proceeds from redemption of debentures                            128,501            --            --
     Proceeds from maturity of marketable securities                 2,000,001            --     4,006,463
     Purchase of marketable securities                                      --    (2,000,155)           --
     Decrease in restricted investment                                      --            --       469,000
     Merger costs                                                     (321,544)     (176,025)           --
     Cash acquired in the acquisition of Pacific Pharmaceuticals     2,750,097            --            --
                                                                  ------------   -----------   -----------
         Net cash (used in) provided by investing activities         4,597,773    (1,789,255)    4,432,348
                                                                  ------------   -----------   -----------

Cash flows from financing activities:
     Payment of notes payable                                          (85,000)           --            --
     Proceeds from exercise of common stock options                         --            --           410
     Proceeds from employee stock purchase plan                             --            --        55,200
     Proceeds from exercise of warrants                                187,500            --            --
     Proceeds from private placement of stock                               --     9,802,500     2,800,000
     Payment of private placement securities costs                          --    (1,709,707)     (131,382)
     Proceeds from note payable                                             --            --       206,001
     Deferred financing charges paid                                        --            --       (54,424)
     Principal payments on capital lease obligations                    (3,995)      (20,231)     (614,063)
                                                                  ------------   -----------   -----------
         Net cash provided by financing activities                      98,505     8,072,562     2,261,742
                                                                  ------------   -----------   -----------

Net change in cash and cash equivalents                              1,189,360     2,349,923    (1,426,987)
Cash and cash equivalents at beginning of year                       2,885,165       535,242     1,962,229
                                                                  ------------   -----------   -----------
Cash and cash equivalents at end of year                            $4,074,525    $2,885,165      $535,242
                                                                  ============   ===========   ===========

                     The accompanying notes are an integral
                        part of the financial statements.

                             HEAVENLYDOOR.COM, INC.
                            (FORMERLY PROCEPT, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                  -------------

                                                                                     for the years ended December 31,
                                                                                     --------------------------------
                                                                                       1999         1998        1997
                                                                                       ----         ----        ----
Supplemental disclosure of cash flow information:
     Interest paid                                                                 $     7,628  $     5,184  $   27,609
                                                                                   ===========  ===========  ==========
     Unrealized gain (loss) on securities available for sale                       $  (174,265) $   272,588       4,838
                                                                                   ===========  ===========  ==========

Supplemental disclosure of non-cash transactions:
     Preferred stock converted to common stock                                              --  $     8,417          --
                                                                                   ===========  ===========  ==========
     Common stock converted to preferred stock                                              --           --  $2,800,000
                                                                                   ===========  ===========  ==========
     Savings and retirement plan stock contribution                                $       740  $    43,237          --
                                                                                   ===========  ===========  ==========
     Stock options issued for services                                                      --  $    73,684          --
                                                                                   ===========  ===========  ==========
     Note payable converted to preferred stock                                              --           --  $  206,001
                                                                                   ===========  ===========  ==========
     Debt assumed from acquisition of Pacific                                      $   285,000           --          --
                                                                                   ===========  ===========  ==========
     Common stock received in exchange for cancellation of
       notes receivable                                                                     --           --  $   11,857
                                                                                   ===========  ===========  ==========
     Preferred stock dividends                                                              --           --  $4,217,388
                                                                                   ===========  ===========  ==========

     Fair value of common stock issued to acquire Pacific Pharmaceuticals          $ 3,761,749           --          --
                                                                                   ===========  ===========  ==========
     Fair value of common stock issued to acquire minority interest in subsidiary  $ 4,160,363           --          --
                                                                                   ===========  ===========  ==========
     Fair value of common stock options assumed                                    $   965,435           --          --
                                                                                   ===========  ===========  ==========
     Fair value of common stock issued to repay debt                               $   630,556           --          --
                                                                                   ===========  ===========  ==========
     Fair value of common stock issued for services                                $   400,607           --          --
                                                                                   ===========  ===========  ==========
     Fair value of common stock issued in settlement of legal action               $   135,001           --          --
                                                                                   ===========  ===========  ==========
     Fair value of warrants issued to acquire minority interest in subsidiary      $ 1,004,034           --          --
                                                                                   ===========  ===========  ==========
     Fair value of common stock awarded to employees                               $    10,552           --          --
                                                                                   ===========  ===========  ==========

                     The accompanying notes are an integral
                        part of the financial statements.

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                          Notes to Financial Statements

A.    Nature of Business

      From its inception in 1985 through 1999, HeavenlyDoor.com, Inc. (formerly "Procept, Inc." or the "Company") operated as a biopharmaceutical company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. On March 17, 1999, Procept completed its merger with Pacific Pharmaceuticals, Inc. ("Pacific"), in which Pacific became a subsidiary of the Company. On November 8, 1999, the Company announced a major strategic change in its business with the signing of an Agreement and Plan of Merger to acquire Heaven's Door Corporation, a company that provides business to business and business to consumer products and services for the funeral service industry over the Internet. The merger with Heaven's Door Corporation closed on January 28, 2000. Effective with the merger with Heaven's Door Corporation, the Company's name was changed from Procept, Inc. to HeavenlyDoor.com, Inc. The Company will focus on growing the Internet business, while maximizing the value of the biotechnology assets through outlicense or disposition.

      The Company is subject to risks common to companies in the Internet and biotechnology industries including but not limited to development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with United States Food and Drug Administration ("FDA") government regulations and the ability to obtain financing.

      Plan of Operations

      Since its inception in 1985 through 1999, the Company devoted its principal efforts to drug discovery and research. Since 1998, the Company has devoted its principal efforts to drug development, human clinical trials and partnership commercialization focusing on PRO 2000 Gel and O6-Benzylguanine ("BG").

      Effective with the merger with Heaven's Door Corporation, the Company, through its web site www.HeavenlyDoor.com will provide a range of products and services specifically related to the funeral service industry. The Company's current web site provides consumers access to information concerning the arrangement and handling of funeral related services from the privacy of their own homes. In addition, the web site offers funeral homes and other service providers the ability to have an Internet presence through a customized, linked web site designed by Heaven's Door Corporation for the funeral home or other provider.

      From inception through December 31, 1999, the Company generated no revenue from product sales, has not been profitable since inception, and has incurred an accumulated deficit of $76.8 million. Losses have resulted primarily from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs. The Company expects to incur additional operation losses over the next several years as it focuses on growing the new Internet business, while maximizing the value of the biotechnology assets.

      On March 28, 2000, the Company received proceeds of approximately $3.1 million from the exercise of approximately 1.3 million warrants for common stock (see Note M). These warrants were exercised at a discount to the contractual exercise price. Accordingly, a charge of approximately $1.1 million will be recorded in the first quarter of 2000. The Company expects that its current funds along with the proceeds generated through the exercise of these warrants and interest income will be sufficient to fund the Company's operations into the second quarter of 2001.

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                          Notes to Financial Statements

      Restructuring

      In 1997, the Company reduced staffing in its research organization through the elimination of six senior research positions and the departure of one executive. The amount of termination benefits accrued and charged to restructuring costs in the consolidated statement of operations for the year ended December 31, 1997 was $0.5 million. The amount of termination benefits paid and charged against the liability for the year ended December 31, 1997 was $0.2 million.

      In order to focus its limited resources on PRO 2000 Gel, in January 1998 the Company terminated work on all other research programs and underwent a significant downsizing, reducing its staff to 13 people. The amount of termination benefits accrued and charged to restructuring costs in the consolidated statement of operations for the year ended December 31, 1998 was $0.2 million. Due to the restructuring, and the focus on the new Internet business, the Company has sold and plans to continue to sell most of its research and development equipment. For the years ended December 31, 1999 and 1998, the Company received approximately $41,000 and $0.7 million, respectively, from the sale of equipment and has recorded gains of approximately $36,000 and $0.2 million, respectively, which are included in other (income) expenses on the accompanying consolidated statements of operations.

B.    Summary of Significant Accounting Policies

      Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany accounts and transactions have been eliminated.

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

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                          Notes to Financial Statements

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

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                          Notes to Financial Statements

      shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method.

      For the years ended December 31, 1999 and 1998, the Company had stock options and stock warrants outstanding that were anti-dilutive. For the year ended December 31, 1997, the Company had convertible preferred stock, stock options and stock warrants outstanding that were anti-dilutive. These securities could potentially dilute basic EPS in the future and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented. Consequently, there were no differences between basic and diluted EPS for these periods.

      Comprehensive (Loss) Income

      The Company accounts for comprehensive income under the Financial Accounting Standards Board ("FSAB") SFAS 130, "Reporting Comprehensive Income". SFAS 130 established standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The statement required that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

      Business Segments

      The Company follows FASB SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" with respect to business segments. SFAS 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and required those enterprises to report selected information about operating segments in interim financial statements. It also required disclosures about products and services, geographic areas and major customers.

      From its inception in 1985 through 1999, the Company was in the business of developing and commercializing novel drugs based on biotechnological research. The Company evaluated its business activities that are regularly reviewed by the executive management team and the Board of Directors for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one operating segment through 1999 and, accordingly, one reportable segment.

      New Accounting Standards

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was originally effective for all fiscal year ends beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137, which delayed the effective date of SFAS 133 by one year. SFAS 133 is currently effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not believe that the adoption of SFAS 133 will have a significant effect on the Company's results of operations or its financial position.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") which is

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                          Notes to Financial Statements

      effective no later than the quarter ending March 31, 2000. SAB 101 clarifies the Securities and Exchange Commission's views regarding recognition of revenue. In March 2000, the Securities Exchange Commission issued Staff Accounting Bulletin No. 101A, "Amendment: Revenue Recognition in Financial Statements" ("SAB 101A"). SAB 101A delays the implementation date of SAB 101 by one quarter to the quarter ending June 30, 2000 for registrants with the fiscal years that begin between December 16, 1999 and March 15, 2000. The Company does not believe that the adoption of SAB 101 will have a significant effect on the Company's results of operation or its financial position.

      Reclassifications

      Certain reclassifications may have been made to the prior years' financial statements to conform with current year presentation. These reclassifications had no effect on net income of stockholders equity.

C.    Acquisition of Pacific Pharmaceuticals, Inc.

      On December 10, 1998, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") to acquire Pacific Pharmaceuticals, Inc. ("Pacific"), a Delaware corporation engaged in the development of cancer therapies, based in San Diego, California, through a merger of a wholly owned subsidiary of the Company with and into Pacific. The acquisition of Pacific closed on March 17, 1999 and Pacific became a wholly owned subsidiary of the Company.

      The acquisition of Pacific was accounted for under the purchase accounting method. The aggregate purchase price of $3.8 million, plus estimated acquisition costs of $1.7 million, assumed liabilities (including a $200,000 note payable to a significant shareholder of the Company) of $5.7 million and $1.0 million for the value of the stock options and warrants being issued to the Pacific shareholders were allocated to the acquired tangible and intangible assets based on their estimated respective fair values. Approximately $9.4 million of the purchase price has been allocated to in-process research and development and expensed in the quarter ended March 31, 1999. The charge for in-process research and development represents the value assigned to Pacific's programs that are still in the development stage for which there is no alternative future use. The value assigned to these programs has been developed by determining the fair value of these programs, as provided by an independent valuation of the Pacific business. The valuation methodology was based on estimated discounted cash flows. The Company had recorded acquisition costs of $176,025 associated with the Pacific merger as deferred charges on the December 31, 1998 balance sheet.

      Pursuant to the Merger Agreement, each share of Pacific common stock (including preferred stock on an as converted basis into common stock) converted into approximately 0.11 shares of the Company's common stock or a total of 3,167,789 of the Company's shares (of which 1,558,587 shares of the Company's common stock issued in the merger to holders of Pacific preferred stock were accompanied by certain contractual rights identical to contractual rights held by purchasers in the Company's 1998 Offering). In

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                          Notes to Financial Statements

      addition, all of Pacific's outstanding warrants, unit purchase options and stock option obligations were exchanged into approximately 1,916,730 like instruments of the Company. The Company also assumed an approximately $6.5 million net obligation (payable in cash or common stock of the Company, at the sole discretion of the Company) of Pacific's subsidiary, BG Development Corp. ("BGDC"). On June 30, 1999, the Company issued 2,773,575 shares of its common stock and 924,525 Class D Warrants in exchange for all of the BGDC outstanding preferred stock holdings. The Class D Warrants are exercisable for an aggregate of 924,525 shares of the Company's common stock at $2.11 per share and expire on June 30, 2004 (see Note F).

      Pro Forma Results of Operations

      The following unaudited pro forma results of operations for the years ended December 31, 1999 and 1998 give effect to the Company's acquisition of Pacific as if the transaction had occurred at the beginning of each period. The pro forma results of operation exclude the charge for in-process research and development of $9.4 million that was recorded with the acquisition in 1999, and does not purport to reflect what the Company's results of operations actually would have been if the acquisition had occurred as of the beginning of the periods, or what such results would be for any future period. The financial data is based upon financial assumptions that the Company believes are reasonable and should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere in this report.

                                                      Pro Forma Results for the
                                                       Year Ended December 31,
                                                     -------------------------
                                                          1999        1998
                                                     ------------  -----------
      Revenues                                           $317,558     $539,847
      Net Loss                                       $(5,696,867)  $(7,300,848)
      Basic and diluted net loss per common share         $(0.53)       $(2.23)

D.    Marketable Securities

      The marketable securities of the Company, consisting of United States Government Agencies have been classified as available for sale. Realized gains and losses on disposition of securities are determined on the specific identification method and are reflected in the consolidated statement of operations. Net unrealized gains and losses are recorded directly in a separate shareholders' equity account, except those losses that are deemed to be other than temporary, which losses, if any, are reflected in the consolidated statement of operations.

      Fair values are estimated based on quoted market prices. Interest is recognized when earned. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income.

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                          Notes to Financial Statements

      The following is a summary of marketable securities as of December 31, 1998:

                                                 Fair    Unrealized    Amortized
                                                Value      Gains          Cost
                                                -----      -----          ----

      Marketable securities, current:

      United States Government Securities     $2,003,755   $3,600     $2,000,155
                                              ==========   ======     ==========

      The average maturity of the Company's marketable securities as of December 31, 1998 was four months.

      In 1999, all outstanding marketable securities matured, and the Company received proceeds of approximately $2.0 million. As of December 31, 1999, the Company had no outstanding marketable securities.

E.    Property and Equipment

      Property and equipment consisted of the following:

                                                             December 31,
                                                             ------------
                                                           1999         1998
                                                           ----         ----

      Laboratory equipment                            $   610,182   $   745,319
      Furniture and fixtures                               86,844        86,844
      Office equipment                                    220,305       264,862
      Leasehold improvements                            1,035,019     1,040,027
                                                      -----------   -----------
                                                        1,952,350     2,137,052

      Less: accumulated depreciation & amortization    (1,901,797)   (1,956,600)
                                                      -----------   -----------

      Property and equipment, net                     $    50,553   $   180,452
                                                      ===========   ===========

      In 1999 and 1998, the Company sold equipment with a net book value of $5,000 and $0.5 million respectively, for proceeds of $41,000 and $0.7 million, respectively, resulting in a $36,000 and $0.2 million respectively, gain which is included in other (income) expense in the accompanying consolidated statement of operations.

      Included above in property and equipment are the following assets that were acquired pursuant to capital lease arrangements:

                                                            December 31,
                                                            ------------
                                                        1999           1998
                                                        ----           ----

      Laboratory equipment                         $   353,466      $   462,174
      Furniture and fixtures                            12,203           12,203
      Office equipment                                 114,109          151,803
      Leasehold improvements                           459,410          459,410
                                                   -----------      -----------
                                                       939,188        1,085,590

      Less:  accumulated amortization                 (939,188)      (1,060,218)
                                                   -----------      -----------

                                                   $        --      $    25,372
                                                   ===========      ===========

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                          Notes to Financial Statements

F.    Shareholders' Equity

      Common and Preferred Stock

      On May 18, 1998, the Company's shareholders approved a one-for-ten reverse split of the Company's Common Stock (the "May 18, 1998 Reverse Stock Split"). The May 18, 1998 Reverse Stock Split was effected on June 1, 1998. Shareholders' equity has been restated to give retroactive application to the May 18, 1998 Reverse Stock Split in prior periods by reclassifying from Common Stock to additional paid-in capital the par value of the eliminated shares arising from the May 18, 1998 Reverse Stock Split. In addition, all references in the financial statements to the number of shares, per share amounts and stock option and warrant data of the Company's Common Stock have been restated.

      On September 29, 1997, the Company's shareholders approved a one-for-seven reverse split of the Company's Common Stock (the "September 29, 1997 Reverse Stock Split"). The September 29, 1997 Reverse Stock Split was effected on October 14, 1997. Shareholders' equity has been restated to give retroactive application to the September 29, 1997 Reverse Stock Split in prior periods by reclassifying from Common Stock to additional paid-in capital the par value of the eliminated shares arising from the September 29, 1997 Reverse Stock Split. In addition, all references in the financial statements to number of shares, per share amounts, and stock option and warrant data of the Company's Common Stock have been restated.

      On June 30, 1997, The Aries Fund and the Aries Domestic Fund, L.P. (collectively the Aries Funds) made a direct investment of $3.0 million into the Company. The Company received proceeds of $2.8 million for the issuance of 85,334 shares of Common Stock (the Common Shares). The Common Shares contained certain contractual obligations including, but not limited to, the right to convert the Common Shares into preferred stock (the Preferred Stock) upon the Company's shareholder approval of such Preferred Stock. The Company also received from the Aries Funds an additional $0.2 million for the issuance of two convertible promissory notes. The notes accrued interest at a rate of 12% per year and were due on or before September 30, 1997. In addition to the Common Shares and the notes, the Aries Funds received (i) Class A Warrants exercisable for an aggregate of 39,182 shares of the Company's Common Stock at an initial exercise price of $0.70 and (ii) Class B Warrants exercisable for an aggregate of 108,603 shares of the Company's Common Stock at an initial exercise price of $41.00. The Company did not separately value the Class A and Class B Warrants from the Preferred Stock since the resulting accounting treatment for both securities is to record their value in additional paid-in capital within the equity section of the balance sheet. Additionally, since the Preferred Stock and the Class A and Class B Warrants were not redeemable, no accretion was required. All of the Class A Warrants and the Class B Warrants contemplated that such warrants would be converted on September 30, 1997 into "New Warrants" having the same aggregate exercise price as the Class A and Class B Warrants converted, but with a per share exercise price equal to the lesser of (i) $20.30 or
      (ii) 50% of the trading price (determined per a formula) at September 30, 1997. The Class A and Class B Warrants further provided that the exercise price of the New Warrants would be adjusted at the time of the Company's next equity financing to ensure that the exercise price of the New Warrants was at least 50% of the pricing in such future equity financing. On September 30, 1997, the Class A and Class B Warrants were converted to New Warrants for 328,314 shares of the Company's Common Stock having a per share exercise price of $10.90 pursuant to a formula set forth in the Class A and B Warrant. In a negotiated transaction with the Aries Funds, the New Warrants were exchanged in April 1998 for Class C Warrants for an aggregate of 841,680 shares of the Company's Common Stock having an exercise price of $5.00, which exercise price was reduced to $3.67 in March 1999 as a result of anti-dilution provisions.

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                          Notes to Financial Statements

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

      The Series A Preferred Stock was initially convertible into Common Stock at a conversion price equal to $32.80. The terms of the Series A Preferred Stock provided that the conversion price would adjust on September 30, 1997 (or earlier, if certain events occurred) to a new conversion price equal to the lesser of (i) $20.30 or (ii) 50% of the trading price (determined per a formula) at September 30, 1997. On September 30, 1997, the conversion price of the Series A Preferred Stock adjusted to $10.90. In connection with this adjustment, the Company recorded a preferred stock dividend in the amount of $4,217,388 which reflects the intrinsic value of the beneficial conversion feature based upon the difference between the $26.25 per share fair market value of the Company's Common Stock on the date of issuance and the $10.90 per share adjusted conversion price of the Series A Preferred Stock. Additionally, since the Series A Preferred Stock is not redeemable, no accretion is required. As of December 31, 1997, the conversion price of the Series A Preferred Stock was $10.90, but remains subject to further conversion rate adjustments based on future events. At December 31, 1997, the Series A Preferred Stock was convertible into 274,748 shares of Common Stock. After the September 30, 1997 conversion price adjustment, the terms of the Series A Preferred Stock provided for further reduction of the conversion price of the Series A Preferred Stock (i) on June 30, 1998 to ensure that the market price at that time was at least 140% of the conversion price,
      (ii) if equity securities were issued in the future with a pricing reset feature, on the reset date of such future equity securities (if such a reset date occurred on or prior to June 30, 1999), so that the conversion price of the Series A Preferred Stock was reduced proportionately to the price reduction in the future equity securities,
      (iii) if no reset date for future equity securities occurred by June 30, 1999, to ensure that the market price at that time was at least 200% of the conversion price, and (iv) on future issuances of equity securities at a price below the then effective conversion price or the then market price, to a price determined by a weighted average formula reflecting such dilutive issuance. Other significant features of the Series A Preferred Stock include (i) a per share cumulative annual dividend, payable in cash or in kind, of 10% of the sum of $140 per share plus accrued but unpaid dividends, (ii) the right to participate in most subsequent dividend distributions to Common Stock, (iii) the right to vote the Series A Preferred Stock on an as converted to Common Stock basis reflecting the then effective conversion price, and (iv) the right to a liquidation preference of $140 per share plus accrued but unpaid dividends.

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

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                          Notes to Financial Statements

      In April 1998, all outstanding Series A Preferred Stock converted into shares of common stock having certain contractual rights, and in March 1999, the Company eliminated the authorization of the Series A Preferred Stock by a filing with the Secretary of the State of Delaware. Also, in April 1998, all New Warrants were converted to Class C Warrants, as discussed above.

      As a part of a unit offering, the Company sold an aggregate of 1,960,500 shares of Common Stock in January, February, and April of 1998 together with five-year Class C Warrants to purchase 1,960,500 shares of Common Stock at an exercise price of $5.00 per share (the 1998 Offering). The $5.00 per share exercise price of the Class C Warrants was determined as part of the terms of the 1998 Offering in a negotiation between the Company and the placement agent for the 1998 Offering. The Company did not separately value the Class C Warrants from the Common Stock issued in the 1998 Offering since the resulting accounting treatment for both securities is to record their value in additional paid-in capital within the equity section of the balance sheet. These securities were sold for gross proceeds of $9.8 million. The Company received net proceeds of $8.1 million, after offering costs of $1.7 million. The purchasers in the 1998 Offering held certain contractual rights (the "Contractual Rights")requiring contingent additional issuances of Common Stock to the purchasers, (x) based on the market price on April 9, 1999 (the "Contractual Reset Rights") (y) in the event of future dilutive sales of securities (the "Contractural Anti-dilution Rights") and (z) as a dividend substitute beginning October 1999 and each six months thereafter (the "Contractual Dividend Rights). Additionally the Class C Warrants have contractual rights to reduce the exercise price in the event of future dilutive sales of securities (the "Class C Warrant Contractual Rights"). In the event of
      (i) a liquidation, dissolution or winding up of the Company, (ii) the sale or other disposition of all or substantially all of the assets of the Company, or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity, the purchasers are entitled to receive an amount equal to 140% of such purchaser's investment as a liquidation "preference." Except in the case of a liquidation, dissolution or winding up, such payment will be in the form that equity holders will receive such as in cash, property or securities of the entity surviving the acquisition transaction. In the event of a liquidation, dissolution or winding up, such payment is contingent upon the Company having available resources to make such payment (see Note M).

      In March 1999, the Company issued 36,785 shares of its common stock to Commonwealth Associates in connection with the settlement of the litigation described in Note K. On the same date, the Company issued 2,764 shares of its common stock to The Harvard School of Dental Medicine as satisfaction of certain contractual obligations of Pacific.

      In March 1999, Pacific was merged with and became a wholly owned subsidiary of the Company. In connection with the merger, a total of 3,167,789 shares were issued to former Pacific stockholders; of these shares, 1,558,587 shares had the Contractual Rights identical to those held by purchasers in the Company's 1998 Offering. On March 17, 1999 and November 10, 1999, the Company issued 88,374 and 109,778, along with $50,000 in cash for the cancellation of certain indebtedness of Pacific. In addition, the Company issued 160,160 shares of its common stock and $50,000 in cash to Paramount Capital, Inc. or its designees as compensation for services performed in conjunction with the merger with Pacific.

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                          Notes to Financial Statements

      The issuance of common stock in connection with the Pacific merger was a dilutive issuance under the terms of the 1998 Offering. As a result, as of March 17, 1999 pursuant to the Contractual Anti-dilution rights contained in the 1998 Offering the Company issued a total of 1,017,742 shares of its common stock to certain stockholders. In addition, the Company issued an additional 1,015,504 Class C Warrants at an exercise price of $3.67, and reduced the exercise price of the existing Class C Warrants from $5.00 to $3.67 as a result of the dilutive issuance under the Class C Warrant Contractual Rights.

      In April 1999, pursuant to the Contractual Reset Rights contained in the 1998 offering, the Company issued a total of 3,970,734 shares of its common stock to certain stockholders.

      On May 18, 1999, the Company issued 51,087 shares of its common stock in connection with the exercise of Class C Warrants for proceeds of $187,500.

      On June 22, 1999 and July 15, 1999, the Company issued 5,000 and 10,000 shares, respectively, of its common stock as bonuses to certain employees. In addition, on June 22, 1999, the Company issued 11,765 of its common stock as payment for services rendered in connection with the acquisition of Pacific.

      On June 30, 1999, the Company issued 2,773,575 shares of its common stock and 924,525 Class D Warrants to purchase common stock in exchange for outstanding preferred stock in its majority owned subsidiary BG Development Corp. ("BGDC"), thereby eliminating a $6.5 million obligation held by holders of this preferred stock while obtaining 100% ownership of BGDC. The 2,773,575 common shares issued in the conversion had a fair value of $2.11 per share. The shares have the Contractual Rights identical to those held by purchasers in the Company's 1998 Offering. The Class D Warrants are exercisable for an aggregate of 924,525 shares of the Company's common stock at $2.11 per share and expire June 30, 2004. The total value of the shares plus the warrants (utilizing the Black-Scholes valuation method), less the book value in the minority interest in BGDC resulted in a charge to net loss of $501,000 during the period. This issuance was also a dilutive event under the terms of the Class C Warrant Contractual Rights. Accordingly, the Company issued an additional 447,858 Class C Warrants at an exercise price of $3.28 and reduced the exercise price on the existing Class C Warrants from $3.67 to $3.28.

      On October 9, 1999 pursuant to the Contractual Dividend rights contained in 1998 offering, the Company issued 562,951 shares of its common stock to certain stockholders.

      1998 Equity Incentive Plan

      Under the Company's 1998 Equity Incentive Plan, which amended and restated the 1989 Stock Plan (the "Plan"), the Company is permitted to sell or award common stock or to grant stock options for the purchase of common stock to employees, officers and consultants up to a maximum of 4,800,000 shares. In February 2000, the Board of Directors approved an amendment to the Plan to increase the number of shares covered by the Plan by 6,000,000, which amendment is subject to approval by the shareholders at the

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                          Notes to Financial Statements

      2000 Annual Meeting of Shareholders. At December 31, 1999, there were 1,103,298 shares available for future grants under the 1998 Plan.

      The 1998 Plan provides for the granting of incentive stock options ("ISOs") and nonstatutory stock options. In the case of ISOs, the exercise price shall not be less than 100% of the fair market value per share of the common stock, on the date of grant. In the case of nonstatutory options, the exercise price shall be determined by a committee appointed by the Board of Directors ("Compensation Committee"). All stock options under the 1998 Plan have been granted at exercise prices at least equal to the fair market value of the common stock on the date of grant.

      The options either are exercisable immediately on the date of grant or become exercisable in such installments as the Compensation Committee may specify, generally over a four year period. Each option expires on the date specified by the Compensation Committee, but not more than ten years from the date of grant in the case of ISOs (five years in certain cases).

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

      Supplemental Disclosures for Stock-Based Compensation

      The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), issued in 1995, defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company elected to continue to apply the accounting provisions of APB Opinion No. 25 for stock options. The required disclosures under SFAS 123 as if the Company had applied the new method of accounting are made below.

      During 1998 and 1999, the Company granted stock options (the "Variable Options") to certain employees, directors and consultants with Contractual Reset Rights, Contractual Anti-Dilution Rights, and Class C Warrant Contractual Rights contained in the 1998 Offering. The Variable Options had an initial exercise price of $5.00 per share. Since the number of options and the associated exercise price were subject to adjustment and not fixed at the grant date, these stock options are accounted for under variable stock option accounting. Accordingly, the Variable Options were re-valued on a quarterly basis by measuring the difference between the current exercise price and the fair market value of the Company's common stock on that balance sheet date. As a result, the Company recorded a $2.5 million charge in the fourth quarter

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                         Notes to Financial Statements

      of 1999 representing the earned portion of the $4.6 million total compensation charge. There were no charges in 1998 or in the first three quarters of 1999, since the fair market value of the Company's common stock was less then the current exercise price with respect to the Variable Options.

      During 1999, the number and the exercise price of the Variable Options were adjusted according to the Contractual Anti-dilution Rights, the Contractual Reset Rights, and the Class C Warrant Contractual Rights contained in the 1998 Offering. As a result, the Company granted 819,064 (586,218 incentive stock options and 232,846 nonqualified stock options) additional options and the associated exercise price of the Variable Options were reduced from $5.00 per share to $2.11 per share (see Note M).

      Activity under all stock plans related to all the incentive stock options and nonqualified stock options for the three years ended December 31, 1999 is listed below.

                                                   ISO         Nonqualified                     Weighted Avg.
                                                  Shares           Shares         Option Price  Exercise Price
                                                  ------       -------------      ------------  --------------
      Outstanding at December 31, 1996             12,046          2,416        $70.00-$892.50       $244.30

      Granted                                     110,943         13,214         $10.00-$96.30        $22.70
      Exercised                                        (6)            --                $70.00        $70.00
      Canceled                                     (4,038)           (91)       $70.20-$892.50       $250.70
                                                ---------       --------

      Outstanding at December 31, 1997            118,945         15,539        $10.00-$892.50        $39.50

      Granted                                     428,000        239,000          $0.70-$10.00         $4.97
      Canceled                                   (118,945)       (15,486)       $10.00-$892.50        $37.87
                                                ---------       --------

      Outstanding at December 31, 1998            428,000        239,053         $0.70 - $0.19         $4.98

      Granted                                   2,033,418        980,993       $1.45 - $138.12         $2.95
      Canceled                                     (4,739)            --                 $2.11         $2.11
                                                ---------      ---------

      Outstanding at December 31, 1999          2,456,679      1,220,046         $0.70-$138.12         $2.66
                                                =========      =========

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                         Notes to Financial Statements

Summarized information about stock options outstanding at December 31, 1999 is as follows:

                                                                                  Exercisable
                   Number of    Weighted Average                         ------------------------------
    Range of        Options        Remaining      Weighted Average        Number of     Weighted Average
Exercise Prices   Outstanding    Contract Life      Exercise Price         Options       Exercise Price
---------------   -----------    -------------      --------------       -----------     --------------
  $0.70 - $1.13       139,667         9.49                $1.02             139,667            $1.02
  $1.45 - $2.01       308,176         8.51                $1.84             191,114            $1.94
          $2.11     3,097,152         8.92                $2.11             812,955            $2.11
$2.13 - $138.12       131,730         5.66               $19.31             131,730           $19.31

      Options for the purchase of 1,275,466 shares, 63,599 shares and 23,538 shares are exercisable at December 31, 1999, 1998 and 1997, respectively.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                        1999              1998             1997
                                        ----              ----             ----
       Dividend yield                   None              None             None
       Expected volatility              100%              104%             75%
       Risk free interest rate          5.75%             5.25%            6.00%
       Expected life of option          5.0               5.0              5.0

      All options granted in 1999, 1998 and 1997 were granted at fair value or at amounts greater than fair value. Options to consultants are recorded at fair value and recognized as expense over the vesting period. The weighted average fair value of options granted was $1.56 $1.62, and $15.90 for 1999, 1998 and 1997, respectively.

      Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards made in 1999, 1998 and 1997 consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts shown below:

                                                1999            1998           1997
                                                ----            ----           ----
       Net loss - as reported              $(14,293,221)    $(3,291,357)   $(9,052,575)
       Net loss - pro forma                $(16,736,290)    $(3,791,798)   $(9,368,531)
       Basic and diluted net loss per
         common share - as reported              $(1.36)         $(1.40)       $(63.68)
       Basic and diluted net loss per
         common share - pro forma                $(1.58)         $(1.62)       $(65.20)

      The effects of applying SFAS 123 in the pro forma disclosure are not indicative of future amounts.

      1994 Employee Stock Purchase Plan

      In April 1994, the Board of Directors adopted the 1994 Employee Stock Purchase Plan (the "1994 Plan"). Under the 1994 Plan, eligible employees of the Company may purchase shares of Common Stock, through payroll deductions, at the lower of 85% of fair market value of the stock at the time of grant or 85% of fair market value at the time of exercise. As amended, a total of 200,000 shares were reserved for issuance under the 1994 Plan. The Company is not currently offering shares under the 1994 Plan. The Company issued 763 shares under the 1994 Plan in 1997. The weighted average fair values of grants at fair

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                         Notes to Financial Statements

      value under the 1994 Plan during 1997 was $14.10. No shares were issued during 1998 or 1999 under the 1994 Plan.

      Common Stock Warrants

      On February 10, 1994, in connection with the closing of the initial public offering the Company's underwriter purchased for $210.00 warrants to purchase 3,000 shares of the Company's common stock at an exercise price of $833.00 per share. The warrants expired on February 10, 1999.

      On April 1, 1994, in connection with the Company's $2 million master lease agreement, the Company issued common stock warrants for a purchase price of $350.00 to purchase 500 shares of common stock at a price of $595.00. These warrants expired on April 1, 1999.

      On September 11, 1995, the Company issued common stock warrants for a purchase price of $300.00 to purchase 429 shares of the Company's common stock at an exercise price of $490.00 per share, in connection with investment banking services to the Company. These warrants expire September 10, 2000.

      On February 14, 1996, the Company issued common stock warrants for a purchase price of $220.00 to purchase up to 3,142 shares of the Company's common stock to Commonwealth Associates at an exercise price of $219.10 per share in connection with a public financing. These warrants expire on February 14, 2001.

      On May 17, 1996, the Company issued a common stock warrant to purchase 11,283 shares of the Company's common stock at an exercise price of $175.00 per share in connection with financial advisory services to the Company. This warrant expires on May 16, 2001.

      On May 17, 1996, the Company issued to a number of investors warrants to purchase an aggregate of 67,690 shares of common stock at $175.00. The Warrants are subject to redemption by the Company upon 30 days prior notice to the holders of the Warrants at a price of $0.10 per Warrant Share in the event that the average closing price of the Company's Common Stock for any 20 consecutive trading day period exceeds $262.50. The warrants expire on May 17, 2001.

      On January 6, 1997, the Company issued a common stock warrant to purchase 1,071 shares of the Company's common stock at an exercise price of $105.00 per share in connection with financial advisory services to the Company. This warrant expires on January 6, 2002.

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

      As described earlier, the Company issued Class C Warrants which were originally issued at an exercise price of $5.00 per share and were subsequently reduced to an exercise price of $3.28 per share.

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                         Notes to Financial Statements

      As part of the final closing of the unit offering, The Aries Fund and the Aries Domestic Fund, L.P. exchanged an aggregate of 30,060 shares of Series A Convertible Preferred Stock, $0.01 par value per share, and Class B Warrants to purchase an aggregate of 328,314 shares of the Company's common stock for an aggregate of 42.084 Units (841,680 shares of the Company's common stock and Class C Warrants to purchase 841,680 shares of the Company's common stock at an exercise price of $5.00 per share, which exercise price was reduced to $3.28 in June 1999 as a result of the Class C Warrant Contractual Rights contained in the 1998 Offering).

      In connection with the final closing of the Company's 1998 private placement on April 9, 1998 and certain advisory services, the Company sold to Paramount Capital, Inc., the Company's placement agent in the 1998 private placement, unit purchase options, options to purchase an aggregate of 481,381 shares of common stock and Class C Warrants to purchase 481,381 shares of common stock at an exercise price of $5.00 per share. Pursuant to the Contractual Rights contained in the 1998 Offering, the Company increased the number of shares underlying the 1998 UPO's by 716,366. The Company also issued an additional 252,431 Class C Warrants at an exercise price of $3.28 per share and reduced the exercise price on the existing Class C Warrants from $5.00 to $3.28 as a result of the Class C Warrant Contractual Rights. The unit purchase options are exercisable at $5.50 per unit for 2.37 shares of common stock and a Class C Warrant exercisable for 1.52 shares.

      In conjunction with the Pacific merger, the Company converted approximately 7,961,713 Pacific Class A Warrants into 864,870 of the Company's Class A Warrants. Each Class A Warrant is convertible into one share of the Company's common stock at an exercise price of $9.20 per warrant. The Class A Warrants expire in November 2005 and March 2007. In addition, the Company converted approximately 309,734 Pacific Class B Warrants into 33,653 the Company's Class B Warrants. Each Class B Warrant is convertible into one share of the Company's common stock at an exercise price of $202.49 per warrant. The Class B Warrants expire in August 2001. In addition, in conjunction with the Pacific Merger, the Company converted Unit Purchase Options consisting of options to purchase 3,984,625 shares of common stock and 1,683,663
      Class A Warrants to purchase common stock, into Unit Purchase Options consisting of options to purchase 432,943 shares of common stock and 183,147 Class A warrants to purchase common stock. Pursuant to the Contractual Rights contained in the 1998 Offering, the Company increased the number of shares underlying these Unit Purchase options by 587,935. The Unit Purchase Options expire on various dates beginning in November 2005 through September 2007.

      As previously described, on June 30, 1999, the Company issued 924,525 Class D Warrants to purchase common stock to the former holders of preferred stock in its majority owned subsidiary BG Development Corp. ("BGDC"), thereby eliminating a $6.5 million obligation while obtaining 100% ownership in BGDC. The Class D Warrants are exercisable at $2.11 per share and expire on June 30, 2004. The total value of the shares plus the warrants (utilizing the Black-Scholes valuation method), minus the book value of the minority interest in BGDC resulted in an incremental charge against earnings of $501,000 during the period.

      On June 30, 1999, the Company issued 11,500 Warrants to purchase common stock in exchange for certain contractual obligations. The Warrants are exercisable for one share of common stock at $2.11 per share and expire on June 30, 2004.

      At December 31, 1999 there were 9,284,980 warrants and unit purchase options outstanding, all of which are exercisable. The warrants and unit purchase options have exercise prices ranging from $2.11 to $490.00 and expiration dates ranging from 2000 to 2007.

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                         Notes to Financial Statements

G.    Comprehensive Income (Loss)

      The Company accounts for comprehensive income under SFAS 130, "Reporting Comprehensive Income." This statement required changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. Accumulated other comprehensive income (loss) currently consists of unrealized gain (loss) on investments as follows:

                                                                             Years Ended December 31,
                                                                             ------------------------
                                                                     1999                1998               1997
                                                                   --------            --------          ----------
         Accumulated other comprehensive
           income (loss), beginning balance                        $272,588            $     --          $   (4,838)

         Unrealized gain (loss) on investments                     (174,265)            272,588                  --

         Maturity of investments                                         --                  --               4,838
                                                                   --------            --------          ----------
         Accumulated other comprehensive
           income (loss), ending balance                           $ 98,323            $272,588          $       --
                                                                   ========            ========          ==========

H.    Collaborative Research and Development Agreements

      In January 1996, the Company entered into a Sponsored Research Agreement with VacTex, Inc. (VacTex), to provide research services relating to the development of novel vaccines based on discoveries licensed from the Brigham and Women's Hospital and Harvard Medical School. These discoveries shed light on a previously unknown aspect of immunology, the CD1 system of lipid antigen presentation.

      Under the Sponsored Research Agreement, the Company conducted specified research tasks on behalf of VacTex for which the Company received a combination of cash and equity in VacTex based on the number of full-time equivalent employees of the Company engaged in the research, but subject to maximum cash and stock limits. The Sponsored Research Agreement also includes a provision requiring the Company to issue to VacTex or its shareholders warrants to purchase an aggregate of 1,429 shares of the Company's Common Stock at an exercise price of $245.00 per share.

      In the year ended December 31, 1998, the Company recorded revenue of $0.1 million which was paid in cash. In the year ended December 31, 1997, the Company recorded revenue of $0.5 million which consisted of $0.4 million in cash and 150,000 shares of VacTex common stock.

      The Sponsored Research Agreement with VacTex expired on January 8, 1998.

      On April 13, 1998, VacTex was acquired by Aquila Biopharmaceuticals, Inc. ("Aquila"). The Company's investment in VacTex of 300,000 shares of common stock was converted to 113,674 shares of Aquila common stock and $128,501 of 7% debentures. As a result, the Company is accounting for its investment in Aquila under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as an available for sale security and marked it to market by recording a cumulative unrealized gain of $0.1 million and $0.3 million on December 31, 1999 and 1998, respectively, as part of Shareholders' Equity, based on Aquila's common stock

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                         Notes to Financial Statements

      closing price. The Company's investment in VacTex was originally accounted for under the cost method since it was a restricted security, it did not have a readily determinable fair value and the Company owned less than 20% of VacTex. On July 15, 1999, the Company redeemed the Aquila 7% debentures for the total proceeds of $139,758 which represented the principal and accrued interest due at the time of redemption. Subsequent to December 31, 1999, the Company liquidated all security interests in Aquila for a total proceeds of approximately $406,000.

I.    Income Taxes

      No federal or state income taxes have been provided for as the Company has incurred losses since its inception. At December 31, 1999, the Company had federal and state tax net operating loss ("NOL") carryforwards of approximately $100.0 million and $51.0 million, which will expire beginning in the year 2000 through 2019 for federal and beginning in the year 2001 through 2006 for state, respectively. Additionally, the Company had federal and state research and experimentation credit carryforwards of approximately $2.0 million and $1.0 million, respectively, which will expire through 2019. Internal Revenue Code of 1986 (the "Code") contains provisions which limit the net operating loss carryforwards and tax credits available to be used in any given year upon the occurrence of certain events, including significant change in ownership interests. In conjunction with the initial public offering and the acquisition of Pacific Pharmaceuticals, Inc., such changes in ownership as defined in the Code occurred. Accordingly, certain available NOL carryforwards and tax credits are subject to these limitations.

      The components of the Company's net deferred tax assets were as follows at December 31:

                                                              1999                1998                1997
                                                              ----                ----                ----
         Net deferred tax assets:
           Net operating loss carryforwards                 $37,058,000        $23,218,000         $22,665,000
           Tax credit carryforwards                           2,868,000          2,192,000           2,660,000
           Depreciation                                         274,000            363,000           1,263,000
           Capital leases and other                           1,421,000         (1,171,000)         (1,253,000)
           Valuation allowance                              (41,621,000)       (24,602,000)        (25,335,000)
                                                            ------------       ------------        ------------

         Total net deferred tax assets                      $         0        $         0         $         0
                                                            ============       ============        ============

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

J.    Savings and Retirement Plan

      On July 1, 1990, the Company established the Procept, Inc. Savings and Retirement Plan (the "401(k) Plan"), a profit-sharing plan under Section 401 of the Code. Employees are eligible to participate in the 401(k) Plan by meeting certain requirements, including length of service and minimum age. The Company may contribute to the 401(k) Plan, without regard to current or accumulated net profits, in an amount not to exceed the maximum allowable under applicable provisions of the Code. The amount is to be allocated to active

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                         Notes to Financial Statements

      participants based on their annual pay as a percentage of the total annual pay of all such participants. Participants may also contribute to the 401(k) Plan, but no more than the maximum permissible amount allowed by regulatory definitions. For the year ended December 31, 1998 and 1997, the Company did not contribute to the 401(k) Plan. For the plan year 1999, the Company contributed 512 shares of its common stock to the 401(k) Plan with a value of $740.

K.    Commitments and Contingencies

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

      Pursuant to the aforementioned leasing arrangements, at December 31, 1999 and 1998, the Company has recorded liabilities of approximately $67,000 and $0.2 million, respectively, for rent expense in excess of cash expenditures for leased facilities.

      Gross rent expense for leased facilities and equipment amounted to approximately $1.4 million, $1.4 million and $1.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. The approximate gross future minimum annual rental payments for leased facilities for the next year under the lease arrangements consist of the following at December 31, 1999:

             2000                                                 $706,000

      The Company's facility lease expires June 30, 2000. The Company does not intend to renew this lease.

      The Company has entered into sublease agreements which offset the future minimum lease payments by $1.0 million in 2000. The sublease agreements require that the Company provide certain services including utilities. The Company expects sublease income to continue to approximate its related costs.

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                         Notes to Financial Statements

      Capital Leases

      On March 17, 1999, as part of the acquisition of Pacific, the Company assumed a capital lease obligation for office equipment. The future minimum lease payments under this capital lease are as follows:

                                                              December 31, 1999
                                                              -----------------

           2000                                                    $6,519
           2001                                                     6,519
           2002                                                     6,519
           2003                                                     3,259
                                                                  -------
           Total future minimum lease payments:                    22,816
           Less amounts representing interest:                      3,600
                                                                  -------
           Present value of future minimum
               lease payments:                                     19,216
           Less current portion:                                    4,832
                                                                  -------
                                                                  $14,384
                                                                  =======

      Legal Proceedings

      On October 23, 1997, Commonwealth Associates ("Commonwealth") filed a Complaint with the United States District Court for the Southern District of New York naming the Company as a defendant (the "Complaint"). The Complaint alleges that the Company breached obligations to Commonwealth under the Underwriting Agreement between Commonwealth and the Company dated February 8, 1996, giving Commonwealth a right of first refusal to act as co-lead underwriter or co-managing agent of a public offering or private placement of the Company's securities during the period ended August 8, 1997. In the Complaint, Commonwealth seeks aggregate compensatory damages in the amount of $375,000, incidental and consequential damages in an amount to be proven at trial, costs, disbursements and accrued interest and such other and further relief as the court deems proper. The Company served an answer on or about March 16, 1998 denying Commonwealth's allegations and has engaged in substantial discovery. At a court-sponsored mediation held on February 9, 1999, the Company and Commonwealth reached an agreement in principle to settle this matter whereby Commonwealth agreed to dismiss the suit in return for payment of $45,000 in cash and 36,785 shares of the Company's common stock. In early 1999, the Company made these payments.

      On February 22, 1999, Christopher R. Richied ("Richied") filed a Complaint with the United States District Court for the Southern District of New York naming Pacific Pharmaceuticals, Inc. ("Pacific") and Binary Therapeutics Inc. ("Binary"), both subsidiaries of the Company, as defendants (the "Complaint"). The Complaint alleges that Pacific and Binary breached obligations to Richied under certain consulting agreements. In the Complaint, Richied seeks approximately $40,000 in cash and an indeterminate amount based upon the value of certain equity components of the consulting agreement. The Company's answer to the Complaint was filed on August 9, 1999. Based on facts alleged in the Complaint, the Company does not believe this action will have a material adverse effect on the Company's business, even in the event of a decision by the court in the plaintiff's favor or other conclusion of the litigation in a manner adverse to Pacific and Binary.

L.    Related Parties

      Certain members of the Company's Board of Directors are also retained as consultants by the Company. Management believes the consulting agreements have been negotiated at an "arm-length" basis and are immaterial.

      On December 31, 1997, in connection with the severance agreement with an officer and shareholder, three notes and the associated accrued interest, in the amount of $124,646, were cancelled in exchange for the surrender to the Company of 1,186 outstanding shares of Common Stock resulting in treasury stock of $11,857 recorded at cost and $112,789 of compensation expense which is included in general and administrative expenses for 1997.

      As of March 28, 2000 the Aries Trust, the Aries Domestic Fund, L.P., the Aries Master Fund, the Aries Domestic Fund II, L.P., Paramount Capital Investments, LLC, Paramount Capital, Inc. and Dr. Lindsay Rosenwald, who are referred to collectively as the Aries Purchasers, are the holders of an aggregate of approximately 10,678,698 shares of common stock, representing approximately 33% of the outstanding shares of the Company's common stock. In addition, the Aries purchasers hold approximately 4,340,413 warrants and options to purchase common stock. Mark C. Rogers is a member of the Company's Board of Directors and is the President of Paramount Capital, Inc.

      On April 9, 1998, the Company entered into a Financial Advisory Agreement with Paramount Capital, Inc. pursuant to which Paramount is entitled to receive a monthly retainer of $3,000 for a minimum of 24 months, out-of-pocket expenses and certain cash and equity success fees in the event Paramount assists the Company with certain financing and strategic transactions. During the year ended December 31, 1999, the Company paid Paramount Capital, Inc. approximately $44,000 under this Agreement.

      In connection with the acquisition of Pacific, the Company issued an aggregate of approximately 1,102,504 shares of common stock to the Aries Purchasers in exchange for their shares of Pacific common stock and pursuant to the Contractual Anit-dilution and Contractual Reset Rights contained in the 1998 Offering (see Note M). The Company also issued to the Aries Purchasers (i) an aggregate of 160,160 shares of common stock as payment for brokerage services in connection with the Pacific merger and (ii) an aggregate of 320,126 shares of common stock in cancellation of certain indebtedness incurred by Pacific to the Aries Purchasers through Pacific's merger with Binary Therapeutics, Inc., and pursuant to the Contractual Anti-dilution and Contractual Reset Rights contained in the 1998 Offering (see Note M).

      As described below in Footnote C, the Company also assumed an approximately $6.5 million, net obligation of Pacific's subsidiary, BG Development Corp. ("BGDC") in connection with the Company's merger with Pacific. As payment of this obligation, the Company issued approximately 2,773,575 shares of its common stock and Class D Warrants to purchase an aggregate of 924,525 shares of common stock in exchange for all of the outstanding shares of BGDC Series A Convertible Preferred Stock. On June 30, 1999, the Aries Purchasers exchanged their BGDC Series A Convertible Preferred Stock

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                         Notes to Financial Statements


      for an aggregate of 1,890,000 shares of common stock and Class D Warrant to purchase an aggregate of 630,000 shares of common stock.

      On April 9, 1999, the Company issued 3,970,734 shares of its common stock pursuant to the Contractual Reset Rights contained in the 1998 Offering (see Note M) held by certain holders of the Company's Common Stock, including those who purchased their shares in the 1998 private placement. An aggregate of 1,842,813 shares were issued to the Aries Purchasers pursuant to the Contractual Reset Rights.

      On October 9, 1999, the Company issued 562,961 shares of its common stock pursuant to Contractual Dividend Rights held by certain holders of the Company's Common Stock, including those who purchased their shares in the 1998 Offering. An aggregate of 311,267 shares were issued to the Aries Purchasers pursuant to this Contractual Dividend Right.

M.    Subsequent Events (Unaudited)

      Merger

      On November 8, 1999, the Company entered into the merger between Procept, Inc. and Heaven's Door Corporation to acquire Heaven's Door Corporation (the "Merger Agreement"), a Delaware corporation engaged in providing a range of funeral-related products and services through its web site, www.HeavenlyDoor.com.

      The acquisition of Heaven's Door Corporation will be accounted for utilizing the purchase accounting method. The aggregate purchase price of $19.2 million plus estimated acquisition costs of $2.0 million and assumed liabilities of $260,000 were allocated to the acquired tangible and intangible assets. As a result of this acquisition, the Company has recorded goodwill and other intangibles of approximately $21.4 million, which represents the excess cost of net assets acquired and which will be amortized over their respective lives. Pursuant to the Merger Agreement, each share of Heaven's Door Corporation was converted into approximately .81 shares of the Company's common stock, or a total of 10,920,000 shares. The Company has recorded deferred charges of $321,544 as of December
      31, 1999 associated with acquisition costs related to the Heaven's Door Corporation merger.

      In accordance with the Merger Agreement, the Company will also issue 3,876,887 shares to holders of common stock purchased in the 1998 Offering in exchange for the elimination of the Contractual Rights contained in the 1998 Offering. This transaction will be accounted for as an induced conversion and accordingly the Company will record a charge of approximately $23.0 million during the first quarter of 2000.

      On January 28, 2000, concurrent with the merger with Heaven's Door Corporation, all Variable Options were adjusted by issuing an additional 1,004,224 options at an exercise price of $1.56 per share, the exercise price on the existing Variable Options was reduced from $2.11 per share to $1.56 per share, and the Board of Directors accelerated the vesting of the Variable Options. Following the termination of the Contractual Rights including those associated with the Variable Options, the number and the associated exercise price of the Variable Options became fixed and accounted for accordingly. Therefore, a compensation charge of approximately $14.7 million will be recorded in the first quarter of 2000, resulting from the revaluation under variable plan accounting and the acceleration of the vesting of the Variable Options.

      Exercise of Warrants

      On March 28, 2000, the Company received proceeds of approximately $3.1 million by the Aries Trust and the Aires Domestic Fund L.P. from the exercise of approximately 1.3 million common stock warrants. These warrants were exercised at a discount to the contractual exercise price. Accordingly, a charge of approximately $1.1 million will be recorded in the first quarter of 2000.

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

The current Executive Officers, Key Employees and Directors of the Company are as follows:

Glenn L. Cooper, M.D.               47         Director
John F. Dee                         42         Director and Vice Chairman of the Board
Michael E. Fitzgerald               46         Vice President, Finance; and Chief Financial Officer
Lloyd J. Kagin                      43         President; Chief Executive Officer; and Director
Richard J. Kurtz                    59         Director
Zola P. Horovitz, Ph.D.             65         Director
Philip C. Pauze                     58         Director
Albert T. Profy, Ph.D.              43         Vice President, Research and Development
Mark C. Rogers, M.D.                57         Director
Elliott H. Vernon                   57         Director
Howard Weiser                       60         Director
Michael S. Weiss                    34         Director and Chairman of the  Board

GLENN L. COOPER, M.D. has been a director of the Company since June 1999. Dr. Cooper has served as President, Chief Executive Officer and a director of Interneuron Pharmaceuticals, a public biotechnology company, since May 1993 and was named Chairman of the Board in January 2000. He is also a director of Genta, Inc., a public biotechnology company located in Lexington, Massachusetts. Dr. Cooper received his M.D. from Tufts University School of Medicine, and his B.S. from Harvard University. He performed his postdoctoral training at Massachusetts General Hospital and New England Deaconess Hospital.

JOHN F. DEE has served as Vice Chairman of the Board of Directors since February 2000. Previously, Mr. Dee was President, Chief Executive Officer and a member of the Board of Directors of Procept, Inc. since joining the Company in February 1998. From April 1997 to October 1997, Mr. Dee was Interim Chief Executive Officer of Genta Incorporated. From 1994 to 1997 and 1988 to 1992, Mr. Dee was a Senior Management Consultant with McKinsey & Company, Inc. and from 1992 to 1994 served as Chief Operating Officer, Chief Financial Officer, and Director of Walden Laboratories, Inc. (now AVAX Technologies, Inc.). Mr. Dee holds an M.S. in Engineering from Stanford University and an M.B.A. from Harvard University.

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

LLOYD J. KAGIN has served as President, Chief Executive Office and a member of the Board of Directors since joining the Company in February 2000. From 1995 to January 2000, Mr. Kagin was a Senior Managing Director and Director of Consumer Markets Division of Josephthal & Co., Inc. From 1994 to 1995, Mr. Kagin was a consultant with GKN Securities Corporation. From 1991 to 1994, he was employed by Reich & Co., Inc., most recently as Senior Vice President. From 1990 to 1991, Mr. Kagin served as a Vice President and Branch Manager for First Albany Corporation. From 1983 to 1989, Mr. Kagin was employed by Paine Webber Inc., most recently as Vice President. Mr. Kagin holds a B.A. in Neurophysiology from New York University.

RICHARD J. KURTZ, has been a director of HVDC since we acquired Heaven's Door Corporation in January 2000. Mr. Kurtz has been the Chairman of the Board of Directors of Urecoats Industries, Inc., a publicly-traded corporation in the sealant and coating business, since February 1999. He has been the President and Chief Executive Officer of the Kamson Corporation, a privately-held corporation, for over twenty years. Kamson Corporation owns and operates real estate investment properties in the northeastern United States. Mr. Kurtz received his B.A. from the University of Miami in 1962.

PHILIP C. PAUZE has been a director of HVDC since we acquired Heaven's Door Corporation in January 2000. Since 1993, Mr. Pauze has been the President of Pauze Swanson Capital Management Co.(TM), which provides investment advice and management services. Mr. Pauze also has been President and Trustee since 1993 of the Pauze Funds(TM), a mutual fund company registered under the Investment Company Act of 1940. Since 1999, Mr. Pauze has been President of Champion Fund Services(TM), an accounting, administration, and transfer agency firm serving the mutual fund industry. In 2000, Mr. Pauze formed and is President of Senior Family Care, Inc.(TM), a firm providing pre-need funeral services via the Internet. Mr. Pauze received his B.A. from Auburn University in 1963.

ALBERT T. PROFY, Ph.D. has been Vice President, Research and Development since March 1999. From 1996 to 1999, Dr. Profy was Vice President, Protein Biochemistry and Preclinical Development and from 1994 to 1996, Dr. Profy was Director, Protein Biochemistry. Prior to joining HeavenlyDoor.com, Dr. Profy was Director of Peptide and Protein Biochemistry at Repligen Inc., from 1986 to 1994, where he managed that company's HIV research program. From 1984 to 1986, Dr. Profy was a Postdoctoral Research Associate at the Massachusetts Institute of Technology. Dr. Profy received his Ph.D. and M.S. in Bio-Organic Chemistry from Cornell University in 1984 and 1981 respectively, and a B.S. in Chemistry From Bates College in 1978.

MARK C. ROGERS, M.D. has been a director of the Company since 1997. Dr. Rogers is presently the President of Paramount Capital, Inc. From 1996 until 1998, Dr. Rogers was Senior Vice President, Corporate Development and Chief Technology Officer at The Perkin-Elmer Corporation. From 1992 to 1996, Dr. Rogers was the Vice Chancellor for Health Affairs at Duke University, and Executive Director and Chief Executive Officer of Duke University Hospital and Health Network. Prior to his employment at Duke, Dr. Rogers was on the faculty of Johns

Hopkins University for 15 years where he served as a Distinguished Faculty Professor and Chairman of the Department of Anesthesiology and Critical Care Medicine, Associate Dean for Clinical Affairs, Director of the Pediatric Intensive Care Unit and Professor of Pediatrics. Dr. Rogers currently serves on the board of directors of three publicly traded companies: Discovery Laboratories, Inc., Galileo Corporation and HCIA, Inc. Dr. Rogers received his M.D. from Upstate Medical Center, State University of New York and has his M.B.A. from The Wharton School of Business. He received his B.A. from Columbia University and held a Fulbright Scholarship.

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

HOWARD WEISER has been a director of HVDC since we acquired Heaven's Door Corporation in January 2000. Prior to becoming a director of HVDC, Mr. Weiser was a director of Heaven's Door Corporation from its inception in May 1999 until its acquisition by HVDC in January 2000. From 1994 to 1999, Mr. Weiser was Chairman, President, Chief Executive Officer, and Secretary of Urecoats Industries Inc., a publicly traded sealant and coating business, and its predecessors.

MICHAEL S. WEISS has been a director of the Company and Chairman of the Board since July 8, 1997. He is the President of CancerEducation.com. Mr. Weiss was formerly a Senior Managing Director of Paramount Capital, Inc. Prior to joining Paramount, Mr. Weiss was an attorney with Cravath, Swaine & Moore. Mr. Weiss is currently Vice-Chairman of the Board of Directors of Genta Incorporated, a director of AVAX Technologies, Inc. and Palatin Technologies, Inc., each of which is a publicly traded biopharmaceutical company. Additionally, Mr. Weiss is currently a member of the boards of directors of several privately held biopharmaceutical companies. Mr. Weiss received his J.D. from Columbia University School of Law and a B.S. in Finance from the State University of New York at Albany. Mr. Weiss devotes only a portion of his time to the business of the Company.

The term of office of each officer extends until the meeting of the Board of Directors following the next annual meeting of Shareholders and until his successor is elected and qualified or until his earlier resignation or removal.

ITEM 11. EXECUTIVE COMPENSATION.

         SUMMARY COMPENSATION TABLE. The table below sets forth certain compensation information for the following executive officers of HVDC: Mr. Lloyd
J. Kagin, current President and Chief Executive Officer, Mr. John F. Dee, President and Chief Executive Officer during fiscal year 1999, Nigel Rulewski, Chief Medical Officer, and Michael Fitzgerald, Chief Financial Officer. Mr. Dee resigned as an executive officer of HVDC as of February 25, 2000 and Mr. Kagin was hired to fill his position. Mr. Fitzgerald became an executive officer of HVDC in March of 1999. Dr. Rulewski resigned as Chief Medical Officer effective February 29, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                Long Term
                                                           Annual             Compensation
                                                        Compensation             Awards
                                                        ------------          -------------
                                                                               Securities
Name and                                                                       Underlying          All Other
Principal Position                        Year     Salary ($)    Bonus ($)     Options (#)     Compensation ($)
------------------                        ----     ----------    ---------     -----------     ----------------
Lloyd J. Kagin (1)                        1999            0          0                  0              0
  President, Chief Executive Officer

John F. Dee (2)                           1999      200,000          0         106,667 (3)             0
  President, Chief Executive Officer      1998      181,667          0       1,330,128 (4)             0

Michael E. Fitzgerald (5)
  Chief Financial Officer                 1999      150,000      9,075 (6)    352,564 (7)              0

Nigel J. Rulewski, M.D. (8)
  Chief Medical Officer                   1999      200,000          0                  0              0
                                          1998       16,669     55,000 (9)    961,538 (10)             0

----------------

(1) Mr. Kagin joined HVDC as President and Chief Executive Officer effective as of February 25, 2000. His compensation arrangements are discussed under "Executive Employment Contracts and Termination Agreements" below.

(2) Mr. Dee joined HVDC as President and Chief Executive Officer in February 1998 and resigned his office effective February 25, 2000. Mr. Dee is currently serving as HVDC's Vice Chairman.

(3) In lieu of the annual cash bonus Mr. Dee is entitled to under his employment agreement, he received an option to purchase 106,667 shares of HVDC common stock for his services in 1998.

(4) This option was granted in January 1999, but was approved in principle in 1998 in connection with Mr. Dee's offer of employment. This option was initially exercisable for 415,000 shares at $5.00 per share, but the number of shares and the exercise price have been adjusted in accordance with provisions that paralleled antidilution and reset rights held by investors in HVDC's 1998 private placement, thereby keeping the executive's interests in line with those of the investors.

(5) Mr. Fitzgerald joined HVDC as Vice President and Chief Financial Officer in March of 1999.

(6) In lieu of a cash bonus, Mr. Fitzgerald received 5,000 shares of HVDC common stock.

(7) This option was initially exercisable for 110,000 shares at $5.00 per share, but the number of shares and the exercise price have been adjusted in accordance with provisions that paralleled antidilution and reset rights held by investors in HVDC's 1998 private placement, thereby keeping the executive's interests in line with those of the investors.

(8) Dr. Rulewski joined HVDC as Chief Medical Officer in December 1998 and resigned from this office effective February 29, 2000.

(9) In lieu of a cash bonus, Dr. Rulewski received 10,000 shares of HVDC's common stock.

(10) This option initially was exercisable for 300,000 shares at $5.00 per share, but the number of shares and the exercise price have been adjusted in accordance with provisions that paralleled antidilution and reset rights held by investors in HVDC's 1998 private placement, thereby keeping the executive's interests in line with those of the investors.

         OPTION GRANT TABLE. The following table provides information concerning the grant of stock options under HVDC's 1998 Equity Incentive Plan to the named executive officers during the last fiscal year. In addition, the table shows hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10%, compounded annually, from the date the options were granted to their expiration date. This table does not take into account any change in the price of HVDC common stock to date, nor does HVDC make any representation regarding the rate of its appreciation.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                                       Potential Realizable Value At
                          Number of      Percent of                                        Assumed Annual Rates of
                         securities     total options                                   Stock Price Appreciation For
                         underlying      granted to        Exercise or                     Option Term ($) (1)
                          options       employees in       base price    Expiration    ------------------------------
          Name           granted (#)  fiscal year(%)(2)    ($/share)        date            5%             10%
          ----           -----------  -----------------    ---------        ----            --             ---

Lloyd J. Kagin                0            n/a             n/a               n/a            n/a            n/a


John F. Dee               106,667(3)      18.75            $1.125(3)      9/13/2009       $75,468        $197,250


Michael E. Fitzgerald     352,564(4)      61.99            $1.56(4)        3/8/2009       $345,892       $876,558


Nigel J. Rulewski, M.D.       0            n/a             n/a               n/a       n/a            n/a

-----------------

(1) The dollar amounts under these columns include the results at the 5% and 10% rates set by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, in the price of the underlying common stock. No gain to the optionees is possible without an increase in price of the common stock, which will benefit all stockholders proportionately.

(2) Based on a total of 568,771 shares subject to options granted during 1999, as adjusted through January 28, 2000. This total does not include an option issued to John Dee in January 1999 to purchase an adjusted total of 1,330,128 shares, because this option was approved in principle in 1998 in connection with Mr. Dee's employment agreement.

(3) The exercise price and number of shares subject to this option reflect adjustments pursuant to the original terms thereof through January 28, 2000 when the terms became fixed. The adjustment provisions were designed to keep Mr. Dee's interests in line with the interests of investors.

(4) The exercise price and number of shares subject to this option reflect adjustments pursuant to the original terms thereof through January 28, 2000 when the terms became fixed. The adjustment provisions were designed to keep Mr. Fitzgerald's interests in line with the interests of investors.

         FISCAL YEAR-END OPTION VALUES. The following table provides information regarding exerciseable and unexerciseable stock options held by the named executive officers as of December 31, 1999:

                          FISCAL YEAR-END OPTION VALUES

                                                                                                  Value of Unexercised
                                                                      Number of Securities            in-the-Money
                                                                     Underlying Unexercised            Options at
                                 Shares                                    Options at              Fiscal Year-End ($)
                               Acquired on             Value           Fiscal Year-End (#)            Exercisable/
            Name             Exercise (#)(1)      Realized ($)(1)         Exercisable/            Unexercisable (1)(2)
            ----             ---------------      ---------------        Unexercisable (1)       ---------------------
                                                                     ---------------------
Lloyd J. Kagin                      0                    0                     0/0                         0/0

John F. Dee                         0                    0                 1,436,795/0                 3,103,181/0

Michael E. Fitzgerald               0                    0                  352,564/0                   750,080/0

Nigel J. Rulewski, M.D.             0                    0                  961,538/0                  2,045,672/0

-----------------

(1) These numbers reflect acceleration of vesting and adjustment of option terms that occurred on January 28, 2000.

(2) Based on the difference between the option exercise price and the closing price of the underlying common stock on December 31, 1999, which closing price was $3.6875.


            EXECUTIVE EMPLOYMENT CONTRACTS AND TERMINATION AGREEMENTS

         Provided below is information concerning the employment and termination arrangements that the company has entered into with its executive officers named in the compensation table above. Mr. Fitzgerald has not entered into an employment agreement with the company regarding his service as Chief Financial Officer.

         LLOYD J. KAGIN. On February 25, 2000, HVDC and Mr. Kagin entered into an employment agreement providing for Mr. Kagin to serve as president and chief executive officer on the company until March 25, 2004. Mr. Kagin's employment agreement entitles him to a minimum annual base salary of $250,000 and an annual bonus of between $25,000 and $100,000. The amount of Mr. Kagin's bonus is determined annually by the compensation committee in light of his and the company's performance over the prior year. Mr. Kagin received a signing bonus of $75,000 and options to purchase an aggregate of 2.4 million shares of the company's common stock at a price of $4.438 per share Half of these options become exercisable in quarterly installments over a four-year period, and the other half all become exercisable at the end of the four-year period, subject to acceleration if certain performance goals are met. If the company terminates Mr. Kagin's employment without cause, or if Mr. Kagin terminates his employment because the company has breached its obligations to him or there has been a change of control of the company, then Mr. Kagin is entitled to receive (i) severance payments in a lump sum equal to his cash compensation from HVDC for the twelve month period preceding the termination date and (ii) immediate acceleration of the exercisability of any unvested options then held by Mr. Kagin, except that the exercisability of his options to purchase 1.2 million shares will not accelerate unless the company has attained a certain market capitalization.

         JOHN F. DEE. HVDC and Mr. Dee entered into an employment agreement effective in February of 1998 providing for Mr. Dee to serve as the company's President and Chief Executive Officer until such time as his employment is terminated. Mr. Dee's employment agreement entitles him to a minimum annual base salary of $200,000 and an annual bonus of a minimum of $25,000 and a maximum $200,000. The amount of Mr. Dee's bonus is determined annually by the compensation committee in light of his and the company's performance over the prior year. As of the date of this proxy, the compensation committee had not yet considered whether Mr. Dee will receive more than the minimum bonus for 1999. Mr. Dee was also granted an option to purchase shares of the company's common stock under the employment agreement. As adjusted through January 28, 2000, this option entitles Mr. Dee to purchase 1,330,128 shares of common stock at $1.56 per share. This option became exercisable in full in connection with the adjustment on January 28, 2000. Mr. Dee's employment may be terminated by mutual agreement of the parties, by Mr. Dee if the company breaches it's obligations to him, or by HVDC if Mr. Dee breaches his obligations to the company. Although Mr. Dee ceased to serve as President and Chief Executive Officer of HVDC in February 2000, he has continued to serve HVDC through the date of this proxy statement as Vice Chairman of the Board of Directors, and his annual compensation remains the same as before.

         NIGEL J. RULEWSKI. On September 3, 1998, HVDC and Dr. Rulewski entered into an employment agreement whereby Dr. Rulewski agreed to serve as the company's Chief Medical Officer. Dr. Rulewski's employment agreement entitled him to a minimum annual base salary of $200,000 and a performance bonus of up to $225,000 each year. The amount of Dr. Rulewski's bonus is determined by the compensation committee based upon the recommendation of the company's President and is subject to his achievement of agreed upon milestones set at the beginning of each year. As of the date of this proxy, the compensation committee had not yet considered Dr. Rulewski's bonus award for 1999. Dr. Rulewski was also granted an option to purchase 961,538 shares of the company's common stock at a price of 1.56 per share, as adjusted through January 28, 2000. Dr. Rulewski resigned as Chief Medical Officer effective February 29, 2000.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         During 1999, the Compensation Committee of the Board of Directors consisted of Dr. Zola P. Horovitz, Dr. Max Link, and Michael S. Weiss from January until June, at which time Dr. Mark C. Rogers replaced Dr. Max Link on the Committee. The Committee's responsibilities include: (i) reviewing the performance of the Chief Executive Officer and the other executive officers of HVDC and making determinations as to their cash and equity-based compensation and benefits, and (ii) administration of employee stock option grants and stock awards. The Committee met three times during 1999. The Committee submits this report on compensation policies and actions during 1999 with respect to Mr. Dee, in his capacity as President and Chief Executive Officer of the company, and Dr. Nigel Rulewski and Michael Fitzgerald, the only other HVDC executive officers whose combined salary and bonus for 1999 exceeded $100,000. Lloyd J. Kagin, who is also named in the compensation tables, joined HVDC in February 2000. These four executive officers are named in the compensation tables contained in this proxy statement.

COMPENSATION PHILOSOPHY.

         HVDC's executive compensation policy is comprised of three principal elements: base salary, cash or stock bonuses based on performance and stock option grants, and is designed to attract, retain and reward executive officers who contribute to the long term success of HVDC. Through its compensation policy, HVDC strives to provide total compensation that is competitive with other companies in comparable lines of business. The compensation program includes both motivational and retention-related compensation components. Individual performance that meets and exceeds the company's plans and objectives is encouraged through bonus awards, and stock options are granted to connect the performance of the company's stock with the compensation of its executives.

         HVDC endeavors to reward each executive's achievement of goals related to the company's annual and long-term performances and individual fulfillment of responsibilities. While compensation survey data provide useful guides for comparative purposes, the Committee believes that an effective compensation program also requires the application of judgment and subjective determinations of individual performance. Accordingly, the Committee members apply their judgment to reconcile the program's objectives with the realities of retaining valued employees.

CHIEF EXECUTIVE OFFICER COMPENSATION

         John Dee served as the Chief Executive Officer from February 1998 through February 2000. Pursuant to his employment agreement, Mr. Dee's base salary for his first year of service was fixed at $200,000 and is subject to upward adjustment in the discretion of the committee for each consecutive year of employment. Mr. Dee is also entitled to a performance bonus of up to $200,000, subject to the achievement of agreed upon milestones, with a minimum bonus of $25,000. As of the date of this proxy statement, the Compensation Committee has not yet considered whether Mr. Dee will receive more than the minimum base salary and bonus for 1999.

         The Committee approved an option grant to Mr. Dee as part of his offer of employment, which option was initially exercisable for 415,000 shares at $5.00. The exercise price of Mr. Dee's option was set at the price per share paid by the investors in HVDC's 1998 private placement, which price exceeded the fair market value of the common stock on the date of grant. Mr. Dee's option grant included provisions to adjust the number of shares and the exercise price which paralleled antidilution and reset rights held by investors in HVDC's 1998 private placement, thereby keeping Mr. Dee's interests parallel with those of the investors. As of January 28, 2000, Mr. Dee's option was adjusted to cover 1,330,128 shares at an exercise price of $1.56 per share, at which time its terms became fixed. At that same time, the exercisability schedule of the option was accelerated, and it became exercisable in full. In addition, Mr. Dee was granted an option in 1999 that entitles him to purchase 106,667 shares of common stock at $1.125 per share, after giving effect to adjustments through January 28, 2000. This option also has been accelerated and is exercisable in full.

         Mr. Dee has resigned, effective as of February 25, 2000, as the company's President and Chief Executive Officer and has been replaced by Mr. Kagin. Mr. Dee continues to serve the company as Vice Chairman.

COMPENSATION OF OTHER EXECUTIVE OFFICERS

         BASE SALARY. Dr. Rulewski had an employment agreement with HVDC that set his minimum annual base salary. (see "Executive Employment Contracts and Termination Agreements"). The compensation committee set Mr. Fitzgerald's annual base salary at $150,000 when HVDC hired him in 1999. HVDC sets the annual base salary for its executives based on each executive's salary history, the salaries of other HVDC executives, and the compensation of executives at comparable companies. The Compensation Committee periodically reviews the base salaries paid to executive officers. In addition, executive officers may receive bonuses in the discretion of the compensation committee. No bonuses have been awarded with regard to services performed during 1999.

         STOCK OPTIONS. Executive officer compensation also includes long-term incentives afforded by options to purchase shares of common stock. Information pertaining to option grants to executive officers in 1999 is provided in the table entitled "Option Grants in Last Fiscal Year."

STOCK OPTIONS

         Stock options generally are granted to HVDC's executive officers at the time of their hire and at such other times as the Committee may deem appropriate, such as a promotion and upon nearing full vesting of prior options. In determining option grants, the Committee considers the same industry survey data as used in its analysis of base salaries and bonuses, and strives to make awards that are in line with its competitors. In general, the number of shares of common stock underlying the stock options granted to each executive reflects the significance of that executive's current and anticipated contributions to HVDC.

         In addition, the stock option grants made by the Committee are designed to align the interest of management with those of the shareholders. In order to maintain the incentive and retention aspects of these grants, the Committee has determined that a significant percentage of any officer's stock options should be unvested option shares.

         The value that may be realized from exercisable options depends on whether the price of the company's common stock at any particular point in time accurately reflects the company's performance. However, each individual optionholder, and not the Committee, makes the determination as to whether to exercise options that have vested in any particular year.

COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(m)

         Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to a public company for compensation over $1 million paid to its Chief Executive Officer and its four other most highly compensated executive officers. However, if certain performance-based requirements are met, qualifying compensation will not be subject to this deduction limit.

                         By the Compensation Committee,

                         Zola P. Horovitz, Ph.D.

                         Mark C. Rogers, M.D.

                         Michael S. Weiss

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         The following table and footnotes set forth certain information regarding the beneficial ownership of HVDC's common stock as of April 1, 2000 by
(i) the only persons known by HVDC to be beneficial owners of more than 5% of the common stock, (ii) the executive officers named in the Summary Compensation Table, (iii) each director and nominee for election as a director, and (iv) all current executive officers and directors as a group:



                                                                                  Common Stock
                                                                             Beneficially Owned (1)
                                                                             ----------------------
              Beneficial Owner                                               Shares           Percent
              ----------------                                               ------           -------
Aries Domestic Fund, L.P. ...........................................     15,007,566 (2)         46.08
The Aries Trust
Aries Master Fund
Aries Domestic Fund II, L.P.
Paramount Capital Investments, LLC
Paramount Capital, Inc.
Paramount Capital Asset Management, Inc.
Dr. Lindsay A. Rosenwald
   c/o Paramount Capital Asset Management, Inc.
   787 Seventh Avenue
   New York, New York 10019
John F. Dee..........................................................      1,436,895 (3)          4.41
Michael Fitzgerald...................................................        357,564 (4)          1.10
Michael S. Weiss.....................................................        770,159 (5)          2.36
Zola P. Horovitz, Ph.D...............................................        173,312 (6)          *
Mark C. Rogers, M.D..................................................     12,543,083 (7)         38.51
Nigel J. Rulewski, M.D...............................................        961,538 (8)          2.95
Elliott H. Vernon....................................................        271,525 (9)          *
Glenn Cooper.........................................................        212,575(10)          *
Richard Kurtz........................................................      1,665,198              5.11
Philip C. Pauze......................................................         36,159(11)          *
Howard Weiser........................................................      2,563,996(12)          7.87
Lloyd J. Kagin.......................................................          3,000              *
All current executive officers and directors as
a group (12 persons).................................................     20,995,004(13)         64.47

--------------
* Indicates less than 1%

(1) Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares of common stock shown as beneficially owned by such stockholder, subject to community property laws where applicable. Shares of common stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days of April 1, 2000 are treated as outstanding solely for the purpose of calculating the amount and percentage of shares beneficially owned by the holder of such options or warrants.

(2) Reported ownership consists of:

       (A) the following holdings of The Aries Domestic Fund L.P.: (1) 3,404,259 outstanding shares of common stock, (2) 258,136 shares issuable on exercise of Class C Warrants, (3) 55,443 shares issuable upon exercise of 1998 Unit Purchase Options, (4) 25,153 shares issuable upon exercise of Class C Warrants issuable on exercise of 1998 Unit Purchase Options, (5) 45,654 shares issuable upon exercise of 1997 Unit Purchase Options originally issued by Pacific Pharmaceuticals, Inc., (6) 4,671 shares issuable upon exercise of Class A Warrants issuable on exercise of 1997 Unit Purchase Options originally issued by Pacific, (7) 2,716 shares issuable upon exercise of 1995 Unit Purchase Options originally issued by Pacific, (8) 3,395 shares issuable upon exercise of Class A Warrants issuable on exercise of 1995 Unit Purchase Options originally issued by Pacific, (9) 73,871 shares issuable upon exercise of Class A Warrants originally issued by Pacific, (10) 189,000 shares issuable upon exercise of Class D Warrants, (11) 4,889 shares issuable upon exercise of common stock Warrants originally issued by Pacific, and (12) 1,754 shares issuable upon exercise of common stock Warrants originally issued by HVDC;

       (B) the following holdings of the Aries Trust: (1) 6,731,810 shares of common stock, (2) 495,442 shares issuable on exercise of Class C Warrants, (3) 112,564 shares issuable upon exercise of 1998 Unit Purchase Options, (4) 51,067 shares issuable upon exercise of Class C Warrants issuable on exercise of 1998 Unit Purchase Options, (5) 88,568 shares issuable upon exercise of 1997 Unit Purchase Options originally issued by Pacific Pharmaceuticals, Inc., (6) 9,061 shares issuable upon exercise of Class A Warrants issuable on exercise of 1997 Unit Purchase Options originally issued by Pacific, (7) 2,716 shares issuable upon exercise of 1995 Unit Purchase Options originally issued by Pacific, (8) 3,395 shares issuable upon exercise of Class A Warrants issuable on exercise of 1995 Unit Purchase Options originally issued by Pacific, (9) 117,757 shares issuable upon exercise of Class A Warrants originally issued by Pacific,
       (10) 441,000 shares issuable upon exercise of Class D Warrants, (11) 11,408 shares issuable upon exercise of Common stock Warrants originally issued by Pacific, and (12) 4,092 shares issuable upon exercise of Common stock Warrants originally issued by HVDC;

       (C) the following holding of Aries Master Fund: 26,962 shares of common stock;

       (D) the following holding of Aries Domestic Fund II, L.P.: 634 shares of common stock;

       (E) the following holdings of Dr. Lindsay A. Rosenwald: (1) 276,258 shares of common stock, (2) 936,954 shares issuable upon exercise of 1998 Unit Purchase Options, (3) 425,069 shares issuable upon exercise of Class C Warrants issuable on exercise of 1998 Unit Purchase Options, (4) 843,445 shares issuable upon exercise of 1997 Unit Purchase Options originally issued by Pacific, (5) 86,292 shares issuable upon exercise of Class A Warrants issuable on exercise of 1997 Unit Purchase Options originally issued by Pacific, (6) 20,879 shares issuable upon exercise of 1995 Unit Purchase Options originally issued by Pacific, and (7) 26,099 shares issuable upon exercise of Class A Warrants issuable on exercise of 1995 Unit Purchase Options originally issued by Pacific;

       (F) 10,865 shares of common stock held by Paramount Capital Investments LLC; and

       (G) 216,288 shares of common stock held by Paramount Capital, Inc.

(3) Includes 1,436,795 shares issuable to Mr. Dee upon the exercise of options currently exercisable or exercisable within 60 days of April 1, 2000.

(4) Includes 352,564 shares issuable to Mr. Fitzgerald upon the exercise of options currently exercisable or exercisable within 60 days of April 1, 2000.

(5) Consists of (1) 17,893 outstanding shares of common stock; (2) 168,019 shares issuable to Mr. Weiss upon the exercise of options currently exercisable or exercisable within 60 days of April 1, 2000; (3) 45,022 shares issuable upon exercise of 1998 Unit Purchase Options, (4) 20,426 shares issuable upon exercise of Class C Warrants issuable on exercise of 1998 Unit Purchase Options, (5) 181,725 shares issuable upon exercise of 1997 Unit Purchase Options originally issued by Pacific Pharmaceuticals, Inc., (6) 18,592 shares issuable upon exercise of Class A Warrants issuable on exercise of 1997 Unit Purchase Options originally issued by Pacific, (7) 2,230 shares issuable upon exercise of 1995 Unit Purchase Options originally issued by Pacific, (8) 2,787 shares issuable upon exercise of Class A Warrants issuable on exercise of 1995 Unit Purchase Options originally issued by Pacific and (9) options held by Hawkins Group, LLC to purchase units consisting of an aggregate of 215,637 shares of common stock, plus Class C Warrants to purchase 97,828 shares of common stock. Mr. Weiss is a managing member of the Hawkins Group, LLC and disclaims beneficial ownership of its shares except to the extent of his pecuniary interest therein, if any.

(6) Consists solely of shares issuable to Dr. Horovitz upon the exercise of options currently exercisable or exercisable within 60 days of April 1, 2000.

(7) Consists of (A) 10,390,818 shares and 2,001,752 shares issuable upon exercise of options and warrants held by The Aries Trust, Aries Domestic Fund, L.P., Aries Master Fund, Aries Domestic Fund II, L.P., Paramount Capital Investments LLC and Paramount Capital Asset Management Inc. (the "Paramount" Entities") and (B) 150,513 shares issuable to Dr. Rogers upon the exercise of options currently exercisable or exercisable within 60 days of April 1, 2000. Dr. Rogers is the President of Paramount Capital, Inc., an affiliate of the Paramount Entities. Dr. Rogers disclaims beneficial ownership of the shares held by the Paramount Entities except to the extent of his pecuniary interest therein, if any.

(8) Consists of shares issuable to Mr. Rulewski upon the exercise of options currently exercisable or exercisable within 60 days of April 1, 2000.

(9) Includes 162,325 shares issuable to Mr. Vernon upon the exercise of options currently exercisable or exercisable within 60 days of April 1, 2000.

(10) Consists of shares issuable to Dr. Cooper upon the exercise of options currently exercisable or exercisable within 60 days of April 1, 2000.

(11) Includes 33,334 shares issuable to Mr. Pauze upon the exercise of options currently exercisable or exercisable within 60 days of April 1, 2000.

(12) Mr. Weiser's ownership is calculated on the basis of his Form 3 filed with the SEC in February 2000. Includes 1,250,000 shares held by J.E. Holdings, Inc., a corporation of which Mr. Weiser's wife is an affiliate. Also includes 1,050,000 shares held by Weistanta Investment Co., as to which Mr. Weiser [disclaims?] beneficial ownership.

(13) Includes 3,650,975 shares issuable to directors and executive officers upon the exercise of options currently exercisable or exercisable within 60 days of April 1, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         PARAMOUNT AFFILIATES. Various entities affiliated with Paramount Capital Asset Management, Inc. (named in the table headed "Security Ownership of Management and Five Percent Owners" set forth above) are significant stockholders of HVDC. During 1999, HVDC had certain relationships and transactions with these stockholders and their affiliates, known as "Paramount Affiliates."

- During 1999, two members of the HVDC Board of Directors had relationships with the Paramount Affiliates. During part of 1999, Mr. Weiss was a Senior Managing Director of Paramount Capital, Inc., a Paramount Affiliate. In addition, Dr. Rogers was the President of Paramount Capital, Inc. during all of 1999 to date.

- Certain Paramount Affiliates have a contractual right to designate a majority of the members of HVDC's Board of Directors, as long as these Paramount Affiliates hold at least 5% of the voting stock of HVDC. In addition, during that period, HVDC must obtain the consent of these Paramount Affiliates prior to (1) making any payments in excess of $50,000, (2) incurring any indebtedness, (3) engaging in transactions with other affiliates or (4) increasing executive compensation or bonuses, except for bonuses guaranteed in an employment contract.

- During 1999, HVDC paid Paramount Affiliates (1) an aggregate of $44,000 in monthly advisory fees for financial advisory services, (2) $50,000 in cash and 160,160 shares of HVDC Common Stock as payment for a 6% brokerage fee incurred by Pacific in connection with the merger, (3) 546,000 shares of HVDC common stock as a fee for services that Paramount provided in structuring and negotiating the merger, (5) 27,615 shares of Common Stock in exchange for the cancellation of indebtedness originally incurred by Pacific.

- In addition, HVDC is obligated to pay Paramount a commission of 5% upon the exercise of any Class C Warrants.

         PACIFIC PHARMACEUTICALS. Mr. Weiss and Dr. Vernon, HVDC Board members, were serving on the Board of Directors of Pacific Pharmaceuticals, Inc. during the negotiation, execution and consummation of HVDC's acquisition of Pacific. The HVDC Board of Directors formed a Special Committee to consider and approve any terms of the transaction with Pacific. Mr. Weiss and Dr. Vernon were not members of the HVDC Special Committee.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1.       FINANCIAL STATEMENTS.

                  The financial statements are listed under Part II, Item 8 of this Report.

         2.       FINANCIAL STATEMENT SCHEDULES.

                  None.

         3.       EXHIBITS.

                  The exhibits filed as part of this Form 10-K are listed on an
                  Exhibit Index preceeding such exhibits.

(b)               REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on this 30th day of March, 1999.

                                 HEAVENLYDOOR.COM, INC.
                                 (Registrant)


                                 /s/ Lloyd J. Kagin
                                 -----------------------------------------------
                                 Lloyd J. Kagin,
                                 President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 30th day of March, 1999:

                                              Capacity


/s/ Glenn L. Cooper, M.D.                     Director
------------------------------------
Glenn L. Cooper, M.D.


/s/ John F. Dee                               Vice Chairman
------------------------------------
John F. Dee


/s/ Michael E. Fitzgerald                     Vice President, Finance and
------------------------------------          Chief Financial Officer
Michael E. Fitzgerald                         (Principal Financial Officer
                                              and Principal Accounting Officer)


/s/ Zola P. Horovitz, Ph.D.                   Director
------------------------------------
Zola P. Horovitz, Ph.D.


/s/ Lloyd J. Kagin                            President, Chief Executive
------------------------------------          Officer and Director
Lloyd J. Kagin                                (Principal Executive Officer)


/s/ Richard J. Kurtz                          Director
------------------------------------
Richard J. Kurtz


/s/ Philip C. Pauze                           Director
------------------------------------
Philip C. Pauze

/s/ Mark C. Rogers, M.D.                      Director
------------------------------------
Mark C. Rogers, M.D.


/s/ Elliott H. Vernon                         Director
------------------------------------
Elliott H. Vernon


/s/ Howard Weiser                             Director
------------------------------------
Howard Weiser


/s/ Michael S. Weiss                          Chairman
------------------------------------
Michael S. Weiss

                                  EXHIBIT INDEX

Exhibit
   No.                           Description

3.1             Restated Certificate of Incorporation of HeavenlyDoor.com, Inc.
                Filed as Exhibit 3.1 to HeavenlyDoor.com's Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

3.2 Certificate of Amendment of the Restated Certificate of Incorporation of HeavenlyDoor.com, filed with the Secretary of State of Delaware on October 7, 1997, to be effective as of October 14, 1997. Filed as Exhibit 3.1 to HeavenlyDoor.com's Form 10-Q for the quarter ended September 31, 1997, Commission File No. 0-21134, and incorporated herein by reference.

3.3 Certificate of Amendment of the Restated Certificate of Incorporation, as amended, filed with the Secretary of State of Delaware on May 19, 1998, effective as of June 1, 1998. Filed as
                Exhibit 4.4 to HeavenlyDoor.com's Registration Statement on Form S-8, Commission File No. 333-66885, and incorporated herein by reference.

3.4 Certificate of Amendment of the Restated Certificate of Incorporation, as amended, filed with the Secretary of State of Delaware on January 26, 2000. Filed herewith.

4.4 Unit Purchase Warrant Agreement dated May 17, 1996, issued to David Blech. Filed as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

4.5 Form of Class C Warrant to Purchase Common Stock dated April 9, 1998, including Schedule of Holders. Filed as Exhibit 4.18 to HeavenlyDoor.com's Registration Statement on Form S-3, Commission File No. 333-51245, and incorporated herein by reference.

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

4.13 Warrant to Purchase Common Stock issued to Furman Selz LLC dated January 6, 1997. Filed as Exhibit 4.13 to the Company's Form 10-K for the year ended December 31, 1996, Commission File No. 0-21134, and incorporated herein by reference. 4.14 Class A Warrants (originally issued by Pacific Pharmaceuticals, Inc.) held by a Schedule of Holders. Filed as Exhibit 4.3 to HeavenlyDoor.com, Inc.'s Form 8-K filed on March 31, 1999, Commission File No. 0-21134, and incorporated herein by reference.

4.15 Class B Warrants (originally issued by Pacific Pharmaceuticals, Inc.) held by a Schedule of Holders. Filed as Exhibit 4.4 to HeavenlyDoor.com, Inc.'s Form 8-K filed on March 31, 1999, Commission File No. 0-21134, and incorporated herein by reference.

4.16 Aries Warrants (originally issued by Pacific Pharmaceuticals, Inc.) held by the Aries Trust and Aries Domestic Fund, L.P. Filed as Exhibit 4.5 to HeavenlyDoor.com, Inc.'s Form 8-K, filed on March 31, 1999, Commission File No. 0-21134, and incorporated herein by reference.

4.17 1995 Unit Purchase Options (originally issued by Pacific Pharmaceuticals, Inc.) held by a Schedule of Holders. Filed as
                Exhibit 4.1 to HeavenlyDoor.com, Inc.'s Form 8-K filed on March 31, 1999, Commission File No. 0-21134, and incorporated herein by reference.

4.18 1997 Unit Purchase Options (originally issued by Pacific Pharmaceuticals, Inc.) held by a Schedule of Holders. Filed as
                Exhibit 4.2 to HeavenlyDoor.com, Inc.'s Form 8-K filed on March 31, 1999, Commission File No. 0-21134, and incorporated herein by reference.

4.19 Common Stock Purchase Warrant issued in June 1999 to Wound Healing of Oklahoma. Filed as Exhibit 4.1 to HeavenlyDoor.com, Inc.'s Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-21134, and incorporated herein by reference.

4.20            Class D Warrants issued in June 1999 to a Schedule of Holders.
                Filed as Exhibit 4.2 to HeavenlyDoor.com, Inc.'s Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-21134, and incorporated herein by reference.

4.21            Form of Unit Purchase Option, including Schedule of Holders.
                Filed as Exhibit 4.2 to HeavenlyDoor.com's Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-21134, and incorporated herein by reference.

10.1 The 1998 Equity Incentive Plan, as amended through June 30, 1999. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 999, Commission File No. 0-21134, and incorporated herein by reference.

10.2            The 1994 Employee Stock Purchase Plan, as amended. Filed as
                Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

10.3 Lease for 840 Memorial Drive dated February 28, 1989 between the Company and Robert Epstein et al., Trustee of the 840 Memorial Drive Trust, as amended February 28, 1989 and April 4, 1989. Filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

10.4 Lease for 840 Memorial Drive dated August 21, 1990 between the Company and Robert Epstein et al., Trustee of 840 Memorial Drive Trust. Filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

10.5 Lease for 840 Memorial Drive dated February 10, 1992 between the Company and Robert Epstein et al., Trustee of the 840 Memorial Drive Trust. Filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

10.6 Lease for 840 Memorial Drive dated September 8, 1992 between the Company and Robert Epstein et al., Trustee of the 840 Memorial Drive Trust. Filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

10.7 Lease for 840 Memorial Drive dated April 27, 1994 between the Company and Robert Epstein et al., Trustee of the 840 Memorial Drive Trust. Filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended March 31, 1994, Commission File No. 0-21134, and incorporated herein by reference.

10.8 Consulting and Confidentiality Agreement dated January 1, 1998 between HeavenlyDoor.com, Inc. and Mark C. Rogers, M.D. Filed as
                Exhibit 10.11 to the Company's Registration Statement on Form S-4, Commission File No. 33-369821, and incorporated herein by reference.

10.9 Consulting and Confidentiality Agreement dated January 1, 1998 between HeavenlyDoor.com, Inc. and Elliott H. Vernon. Filed as
                Exhibit 10.12 to the Company's Registration Statement on Form S-4, Commission File No. 33-369821, and incorporated herein by reference.

10.10 Consulting and Confidentiality Agreement dated January 1, 1998 between HeavenlyDoor.com, Inc. and Michael S. Weiss. Filed as
                Exhibit 10.13 to the Company's Registration Statement on Form S-4, Commission File No. 33-369821, and incorporated herein by reference.

10.11 Consulting and Confidentiality Agreement dated as of May 1, 1994 between the Company and Zola P. Horovitz, Ph.D. Filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended June 30, 1994, Commission File No. 0-21134, and incorporated herein by reference.

10.12 Registration Rights Agreement dated January 6, 1997 between the Company and Furman Selz LLC. Filed as Exhibit 10.36 to the Company's Form 10-K for the year ended December 31, 1996, Commission File No. 0-21134, and incorporated herein by reference.

10.13           Form of Indemnification Agreement between HeavenlyDoor.com, Inc.
                and its Directors. Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-4, Commission File No. 33-369821, and incorporated herein by reference.

10.14 Placement Agency Agreement between the Company and Paramount Capital, Inc. dated as of October 26, 1997. Filed as Exhibit
                10.40 to the Company's Form 10-K for the year ended December 31, 1997, Commission File No. 0-21134, and incorporated herein by reference.

10.15 Extension to the Consulting and Confidentiality Agreement dated December 3, 1998 between HeavenlyDoor.com, Inc. and Mark C. Rogers, M.D. Filed as Exhibit 10.25 to the Company's Registration Statement on Form S-4, Commission File No. 33-369821, and incorporated herein by reference.

10.16 Extension to the Consulting and Confidentiality Agreement dated December 3, 1998 between HeavenlyDoor.com, Inc. and Elliott H. Vernon. Filed as Exhibit 10.26 to the Company's Registration Statement on Form S-4, Commission File No. 33-369821, and incorporated herein by reference.

10.17 Extension to the Consulting and Confidentiality Agreement dated December 3, 1998 between HeavenlyDoor.com, Inc. and Michael S. Weiss. Filed as Exhibit 10.27 to the Company's Registration Statement on Form S-4, Commission File No. 33-369821, and incorporated herein by reference.

10.18 Executive Employment Agreement dated as of February 4, 1998 between HeavenlyDoor.com, Inc. and John F. Dee. Filed as Exhibit
                10.3 to HeavenlyDoor.com, Inc.'s Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-21134, and incorporated herein by reference.

10.19 Consulting and Confidentiality Agreement dated January 24, 2000 between HeavenlyDoor.com, Inc. and Philip Pauze. Filed herewith.

10.20 Executive Employment Agreement dated as of February 25, 2000 between HeavenlyDoor.com, Inc. and Lloyd Kagin. Filed herewith.

23.1 Consent of PricewaterhouseCoopers LLP, independent accountants to the Company. Filed herewith.

27.1            Financial Data Schedule. Filed herewith.

99.1 Important factors regarding forward-looking statements. Filed herewith.

-----------------------

Exhibits 10.1, 10.2, 10.8 through 10.10, and 10.15 through 10.20 are management contracts or compensatory plans, contracts or arrangements in which executive officers or directors of the Company participate.