Form 10-Q
period 2000-03-31
HEAVENLYDOOR COM INC
filed 2000-05-15
CIK 885475

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ____________ to ____________

     Commission File Number: 0-21134

                             HEAVENLYDOOR.COM, INC.
                            ------------------------
                            (FORMERLY PROCEPT, INC.)
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

                                  YES X  NO___

Number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.

           CLASS                              OUTSTANDING AS OF MAY 10, 2000
           -----                              ------------------------------

Common Stock, $.01 par value                            32,491,293


                        Exhibit Index Appears on Page 21

                             HEAVENLYDOOR.COM, INC.
                            (FORMERLY PROCEPT, INC.)

                                      INDEX


                                                                                          PAGE NO.
                                                                                          --------
PART I.       FINANCIAL INFORMATION

              Item 1.    Financial Statements

                         Consolidated Balance Sheets (Unaudited)                              3

                               March 31, 2000 and December 31, 1999

                         Consolidated Statements of Operations (Unaudited)                    4

                               Three months ended March 31, 2000 and 1999

                         Consolidated Statements of Cash Flows (Unaudited)                  5-6

                               Three Months ended March 31, 2000 and 1999

                         Notes to Financial Statements                                     7-12

              Item 2.    Management's Discussion and Analysis of Financial                13-16
                         Condition and Results of Operations

              Item 3.    Quantitative and Qualitative Disclosure About Market Risk           17

PART II.      OTHER INFORMATION

              Item 2.    Changes in Securities                                               18

              Item 4.    Submission of Matters to a Vote of Security Holders              18-19

              Item 6.    Exhibits and Reports on Form 8-K                                    19


SIGNATURES                                                                                   20

EXHIBIT INDEX                                                                                21


PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                             HEAVENLYDOOR.COM, INC.
                            (Formerly Procept, Inc.)

                           CONSOLIDATED BALANCE SHEETS


                                                                                    MARCH 31,
                                                                                      2000
                                                                                   (UNAUDITED)    DECEMBER 31, 1999
                                                                                 ---------------  -----------------
ASSETS
Current assets:
    Cash and cash equivalents                                                     $   6,669,374    $   4,074,525
    Investment in Aquila                                                                   --            269,976
    Prepaid expenses and other current assets                                           302,262          223,065
                                                                                  -------------    -------------
       Total current assets                                                           6,971,636        4,567,566
                                                                                  -------------    -------------
Property and equipment, net of accumulated depreciation of
    $1,935,017 and $1,901,797 at March 31, 2000 and
    December 31, 1999, respectively                                                     131,438           50,553
Goodwill and other intangibles, net of accumulated amortization
    of $583,516 at March 31, 2000                                                    23,984,143             --
Deferred charges                                                                           --            321,544
Deposits                                                                                 20,455            7,150
                                                                                  -------------    -------------
       Total assets                                                               $  31,107,672    $   4,946,813
                                                                                  =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                              $     315,380    $     119,826
    Notes payable                                                                       330,000             --
    Accrued compensation                                                                169,977           84,961
    Accrued professional services                                                        99,500          243,962
    Other current liabilities                                                           216,042          200,870
    Deferred rent                                                                        33,084           67,317
    Current portion of capital lease obligations                                          6,117            4,832
                                                                                  -------------    -------------
       Total current liabilities                                                      1,170,100          721,768
                                                                                  -------------    -------------
Capital lease obligations                                                                13,099           14,384
Commitments and contingencies
Shareholders' equity:
    Preferred stock, par value $.01 per share; 1,000,000 shares authorized:
       Series A, 0 shares designated at March 31, 2000 and December 31, 1999;
       0 shares issued and outstanding at March 31, 2000 and
       December 31, 1999                                                                   --               --
    Common stock, $.01 par value; 50,000,000 shares authorized;
       32,491,172 and 14,970,818 shares issued at March 31, 2000 and
       December 31, 1999, respectively                                                  324,912          149,709
    Additional paid-in capital                                                      154,634,972       87,194,700
    Deferred compensation                                                               (56,259)      (2,187,710)
    Accumulated deficit                                                            (124,979,152)     (81,044,361)
    Accumulated other comprehensive income                                                 --             98,323
                                                                                  -------------    -------------
       Total shareholders' equity                                                    29,924,473        4,210,661
                                                                                  -------------    -------------
       Total liabilities and shareholders' equity                                 $  31,107,672    $   4,946,813
                                                                                  =============    =============


    The accompanying notes are an integral part of the financial statements.

                             HEAVENLYDOOR.COM, INC.
                            (Formerly Procept, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                THREE MONTHS ENDED MARCH 31,
                                                                     2000           1999
                                                                ------------    ------------
Revenue:
     Interest income                                            $     49,170    $     81,853
                                                                ------------    ------------

         Total revenues                                         $     49,170    $     81,853
                                                                ------------    ------------

Costs and operating expenses:
     Research and development (excludes $3,746,836 of
         non-cash stock based compensation charges in 2000)          346,227         219,493
     Sales and marketing                                             155,250            --
     General and administrative (excludes $15,435,688 of
         non-cash stock based compensation charges in 2000)          777,889         490,081
     Non-cash stock based compensation charge                     19,182,524            --
     Amortization of goodwill                                        583,516            --
     Charge for purchased in-process research and development           --         9,405,671
     Other (income) expense, net                                    (237,400)        (43,392)
                                                                ------------    ------------
         Total costs and expenses                                 20,808,006      10,071,853
                                                                ------------    ------------
Net loss                                                        $(20,758,836)   $ (9,990,000)
                                                                ============    ============

Basic and diluted net loss per common share                     $      (0.79)   $      (2.69)
                                                                ============    ============

Weighted-average number of common
     shares outstanding -- basic and diluted                      26,160,393       3,719,797
                                                                ============    ============


    The accompanying notes are an integral part of the financial statements.

                             HEAVENLYDOOR.COM, INC.
                            (Formerly Procept, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         THREE MONTHS ENDING MARCH 31,
                                                                             2000            1999
                                                                        ------------    ------------
Cash flows from operating activities:
     Net loss                                                           $(20,758,836)   $ (9,990,000)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                       609,989          37,589
         Gain on sale of assets                                             (234,100)        (24,550)
         Charge for purchased in-process research                               --         9,405,671
         Compensation charge associated with stock options                14,729,024            --
         Non-cash settlement of litigation                                      --            38,127
         Compensatory stock and stock option expense                       4,459,992           6,491
     Changes in operating assets and liabilities, net of acquisition:
         Prepaid expenses and other current assets                           (24,849)         82,218
         Deposits                                                             (5,039)           --
         Accounts payable                                                    176,952        (145,606)
         Accrued compensation                                                 85,016         (31,766)
         Deferred rent                                                       (34,233)        (23,780)
         Other current liabilities                                          (267,786)         19,954
                                                                        ------------    ------------
                  Net cash used in operating activities                   (1,263,870)       (625,652)
                                                                        ------------    ------------

Cash flows from investing activities:
     Capital expenditures                                                    (11,543)           --
     Proceeds from sale of equipment                                            --            29,119
     Proceeds from sale of investments                                       405,753            --
     Proceeds from maturity of marketable securities                            --           991,326
     Cash acquired in acquisitions                                            17,831       2,750,097
     Merger costs                                                               --          (358,370)
                                                                        ------------    ------------
                  Net cash provided by investing activities                  412,041       3,412,172
                                                                        ------------    ------------

Cash flows from financing activities:
     Proceeds from the exercise of common stock options                      153,888            --
     Proceeds from the exercise of common stock warrants                   3,292,790            --
     Payment of note payable                                                    --           (85,000)
                                                                        ------------    ------------
                  Net cash (used in) provided by financing activities      3,446,678         (85,000)
                                                                        ------------    ------------

Net change in cash and cash equivalents                                    2,594,849       2,701,520
Cash and cash equivalents at beginning of period                           4,074,525       2,885,165
                                                                        ------------    ------------
Cash and cash equivalents at end of period                              $  6,669,374    $  5,586,685
                                                                        ============    ============


                              (Continued on Page 6)

    The accompanying notes are an integral part of the financial statements.

                             HEAVENLYDOOR.COM, INC.
                            (Formerly Procept, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Continued from Page 5)
                                   (Unaudited)


                                                                      THREE MONTHS ENDING MARCH 31,
                                                                             2000           1999
                                                                       --------------   ----------
Supplement disclosure of cash flow information:
     Cash paid for interest                                            $         --     $      549
                                                                       ==============   ==========
Supplemental disclosure of non-cash transactions:
     Fair value of common stock issued to acquire
         Heaven's Door Corporation                                     $   23,935,275   $     --
                                                                       ==============   ==========
     Fair value of common stock issued to acquire
         Pacific Pharmaceuticals                                       $         --     $3,766,913
                                                                       ==============   ==========
     Fair value of common stock issued in exchange
         for certain contractual obligations                           $   23,020,955   $     --
                                                                       ==============   ==========
     Fair value of common stock issued to consultants                  $    4,453,500   $     --
                                                                       ==============   ==========
     Fair value of common stock options assumed in the
         Pacific Acquisition                                           $         --     $  965,835
                                                                       ==============   ==========
     Fair value of common stock issued to pay off loans                $         --     $  441,870
                                                                       ==============   ==========
     Fair value of common stock issued in settlement of legal action   $         --     $  135,002
                                                                       ==============   ==========
     Debt assumed from the acquisition of Heaven's Door Corporation    $      330,000   $     --
                                                                       ==============   ==========
     Debt assumed from the acquisition of Pacific Pharmaceuticals      $         --     $  285,000
                                                                       ==============   ==========





    The accompanying notes are an integral part of the financial statements.

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                     Notes to Unaudited Financial Statements

1.   BASIS OF PRESENTATION

NATURE OF BUSINESS

From its inception in 1985 through 1999, HeavenlyDoor.com, Inc. (formerly "Procept, Inc." or the "Company") operated as a biopharmaceutical company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. In March 1999, the Company acquired Pacific Pharmaceuticals, Inc. ("Pacific"), which became a subsidiary of the Company. In January 2000, the Company consummated major strategic change in its business by acquiring Heaven's Door Corporation ("HDC"), a company that provides business to business and business to consumer products and services for the funeral service industry over the Internet. Effective with the acquisition of HDC, the Company's name was changed from Procept, Inc. to HeavenlyDoor.com, Inc. The Company will focus on growing the Internet business, while maximizing the value of the biotechnology assets through out-license or disposition.

The Company is subject to risks common to companies in the Internet and biotechnology industries including but not limited to the Company's ability to enter into strategic agreements with third parties, the market acceptance of the Company's products, the success of the Company in financing efforts, the development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with United States Food and Drug Administration ("FDA") government regulations and the ability to obtain financing.

PLAN OF OPERATIONS

Since its inception in 1985 through 1999, the Company devoted its principal efforts to drug discovery and research. Since 1998, the Company has devoted its principal efforts to drug development, human clinical trials and partnership commercialization of PRO 2000 Gel and O6-Benzylguanine ("BG").

The Company's subsidiary HDC, through its web site www.HeavenlyDoor.com, provides a range of products and services specifically related to the funeral service industry. The Company's current web site provides consumers access to information concerning the arrangement and handling of funeral related services from the privacy of their own homes. In addition, the web site offers funeral homes and other service providers the ability to have an Internet presence through a customized, linked web site designed by Heaven's Door Corporation for the funeral home or other provider.

From inception through March 31 2000, the Company generated no revenue from product sales, has not been profitable, and has incurred an accumulated deficit of $125.0 million. Losses have resulted primarily from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs. The Company expects to incur additional operation losses over the next several years as it focuses on growing the new Internet business, while maximizing the value of the biotechnology assets.

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                     Notes to Unaudited Financial Statements

In January 2000, the Company received proceeds of approximately $0.4 million from the sale of 113,674 common shares of Aquila Biopharmaceuticals, Inc. ("Aquila"). During the three months ended March 31, 2000, the Company recorded a gain of approximately $0.2 million, representing the difference between the proceeds of the sale of $0.4 million minus the carrying cost of the investment of $0.2 million. As of March 31, 2000, the Company had liquidated all securities it held in Aquila.

On March 28, 2000, the Company received proceeds of approximately $3.1 million from the exercise of Class C Warrants to purchase approximately 1.3 million shares of common stock. These warrants were exercised at a price of $2.40 per warrant representing a discount of $0.88 to the contractual exercise price of $3.28 per warrant. Accordingly, in the first quarter of 2000 a charge of approximately $0.2 million was recorded directly to equity which represents the fair market value of the discount given to the holders of certain exercised Class C warrants. The Company expects that its current funds along with the proceeds generated through the exercise of these warrants and interest income will be sufficient to fund the Company's operations through April 2001.

The accompanying financial statements for the three months ended March 31, 2000 are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles. These interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the interim period ended March 31, 2000. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 which are contained in the Company's 1999 Annual Report on Form 10-K.

2.   SHAREHOLDERS' EQUITY

On December 31, 1999, the Company had a total of 14,970,818 shares of common stock outstanding. During the quarter ended March 31, 2000 the Company issued 17,520,354 new shares of common stock. These issuances resulted from the acquisition of Heaven's Door Corporation, termination of certain contractual obligations, the issuance of common stock to consultants, and the exercise of warrants and options for common stock.

In connection with the acquisition of HDC in January 2000, each share of HDC stock was converted into approximately 0.81 shares of the Company's common stock or a total of 10,920,000 HeavenlyDoor.com shares. In accordance with the merger agreement, the Company also issued 3,876,887 shares of common stock with a fair value of $23,020,955 to investors in the Company's 1998 private placement, former preferred stockholders of Pacific Pharmaceuticals, Inc., and certain other common stockholders, in exchange for the elimination of the certain contractual obligations incurred in connection with the 1998 placement, the Pacific acquisition and other transactions. This transaction was accounted for by recording a charge of $23,020,955 directly to equity which represents the fair market value of the shares issued to those shareholders who relinquished their contractual rights. In addition, the Company issued 546,000 common shares as consideration for the fee due to the placement agent involved in the HDC transaction and the fair value of these securities were included in the purchase price.

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                     Notes to Unaudited Financial Statements

In February 2000, the Company issued a total of 76,560 shares of its common stock for proceeds of $153,888 in connection with the exercise of common stock options.

In February 2000 and March 2000 the Company issued a total of 59,241 shares for proceeds of $192,790 in connection with the exercise of warrants for common stock.

On February 28, 2000, the Company issued a total of 750,000 shares with a fair value of $4,453,500 to consultants and, accordingly a charge of $4,453,500 was recorded during the quarter ended March 31, 2000.

On March 28, 2000 the Company issued 1,291,666 shares of common stock for proceeds of $3,100,000 in connection with the exercise of Class C Warrants. These warrants were exercised at a discount to the contractual exercise price and, accordingly, a charge of $155,000 was recorded directly to equity during the quarter ended March 31, 2000.

3.   BASIC AND DILUTED NET (LOSS) PER COMMON SHARE

In the quarter ended December 31, 1997, the Company adopted SFAS 128, "Earnings Per Share," which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method. For the three-month period ended March 31, 2000 and 1999, there were no dilutive securities.

4.   COMPREHENSIVE INCOME

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

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                     Notes to Unaudited Financial Statements


                                      THREE MONTHS ENDED MARCH 31,
                                           2000            1999
                                      -------------   -------------
Net loss                              $(20,758,836)   $ (9,990,000)

Change in unrealized gain
     on investments                           --          (207,977)
                                      -------------   -------------
Comprehensive loss                    $(20,758,836)   $(10,197,977)
                                      ============    ============

Unrealized gain on investments:

     Balance at December 31, 1999     $     98,323

     Change during the three months
         ended March 31, 2000              (98,323)
                                      -------------
     Balance at March 31, 2000        $       --
                                      =============


5.   ACQUISITION OF HEAVEN'S DOOR CORPORATION.

Heaven's Door Corporation, a Delaware corporation engaged in providing a range of funeral-related products and services through its web site www.HeavenlyDoor.com, was acquired by the Company in January 2000.

The acquisition of HDC was accounted for utilizing the purchase accounting method. The aggregate purchase price of approximately $22.8 million (10,920,000 shares with a fair value of $2.09 per share) plus the estimated acquisition costs of $1.6 million and assumed net liabilities of $0.1 million, were allocated to the acquired tangible and intangible assets. As a result of this acquisition, the Company has recorded goodwill and other intangibles of approximately $24.5 million, which represents the excess cost of net liabilities acquired and which will be amortized over a period ranging from three to ten years. Pursuant to the Merger Agreement with HDC, each share of Heaven's Door Corporation was converted into approximately .81 shares of the Company's common stock, or a total of 10,920,000 shares.

In addition, the Company assumed all of the HDC notes payable obligations that were outstanding on the date of the acquisition. The notes are payable by the Company on demand of the note holder and carry a 10% annual interest rate. As of March 31, 2000, notes payable of 330,000 were outstanding.

In accordance with the Merger Agreement, the Company also issued 3,876,887 shares to investors in the 1998 private placement, former holders of Pacific preferred stock and certain other common stockholders in exchange for the elimination of certain contractual rights held by such investors. This transaction was accounted for by recording a charge of $23,020,955 directly to equity during the first quarter of 2000.

On January 28, 2000, concurrent with the merger with HDC, in accordance with the original terms of certain outstanding stock options (1) the number of shares subject to such options increased by 1,004,224 shares and (2) the exercise price on the existing variable stock options was reduced from $2.11 per share to $1.56 per share. In

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                     Notes to Unaudited Financial Statements

addition, the Board of Directors accelerated the vesting of the variable stock options. Effective with the Merger, the number and the associated exercise price of the variable stock options became fixed and accounted for accordingly. Therefore, a compensation charge $14,729,024 was recorded in the quarter ended March 31, 2000, resulting from the revaluation under variable plan accounting and the acceleration of the vesting of the variable stock options.

PRO FORMA RESULTS OF OPERATION

The following unaudited pro forma results of operations for the three months ended March 31, 2000 and 1999 give effect to the Company's acquisition of Heaven's Door Corporation as if the transaction had occurred at the beginning of each period. The following pro forma results of operations do not reflect the $19,182,524 non-cash stock based compensation charge, or the $9,405,671 charge for purchased in-process research and development recorded in the periods ended March 31, 2000 and 1999, respectively. The pro forma results of operation do not purport to reflect what the Company's results of operations actually would have been if the acquisition has occurred as of the beginning of the periods, or what such results will be for any future period. The financial data are based upon financial assumptions that the Company believes are reasonable and should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere in this report.


                                               PRO FORMA RESULTS FOR THE
                                                  QUARTER ENDED MARCH 31,
                                                   2000           1999
                                              ------------    ------------
Revenues                                      $     49,170    $    118,931

Net loss                                      $ (1,607,532)   $ (1,396,133)
                                              ============    ============

Basic and diluted net loss per common share   $      (0.05)   $      (0.06)
                                              ============    ============


6.   NEW ACCOUNTING STANDARDS

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

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
                     Notes to Unaudited Financial Statements

101 by one quarter to the quarter ending June 30, 2000 for registrants with the fiscal years that begin between December 16, 1999 and March 15, 2000. The Company does not believe that the adoption of SAB 101 will have a significant effect on the Company's results of operation or its financial position.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

From its inception in 1985 through 1999, HeavenlyDoor.com, Inc. (formerly "Procept, Inc." or the "Company") operated as a biopharmaceutical company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. In March 1999, Procept acquired Pacific Pharmaceuticals, Inc. ("Pacific"), which became a subsidiary of the Company. In January 2000, the Company consummated major strategic change in its business by acquiring Heaven's Door Corporation ("HDC"), a company that provides business to business and business to consumer products and services for the funeral service industry over the Internet. Effective with the acquisition of HDC, the Company's name was changed from Procept, Inc. to HeavenlyDoor.com, Inc. The Company will focus on growing the Internet business, while maximizing the value of the biotechnology assets through out-license or disposition.

RESULTS OF OPERATIONS

From inception through March 31, 2000, the Company has generated no revenues from product sales, has not been profitable since inception, and has an accumulated deficit of $125.0 million. During that period, the Company was dependent upon corporate collaborations, equity financing and interest on invested funds to provide the working capital necessary for the research and development activities. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs required to support these efforts. In addition, since the acquisition of HDC, the Company has incurred losses in connection with the development of HDC's website and related marketing activities. The Company expects to incur significant additional operating losses over the next several years due to its ongoing efforts to develop the new Internet business.

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

The Company's total revenues, comprised primarily of interest income, decreased by $33,000 in the first quarter of 2000 from the same period in 1999. The decline in revenue resulted from lower interest income earned on invested funds. The lower interest earnings was the result of lower average cash balances available for investment.

The Company's total operating expenses increased $10.7 million to $20.8 million for the first quarter of 2000 from $10.1 million for the comparable period of 1999. The Company recorded non-cash charges of approximately $19.2 million during the period ended March 31, 2000. These non-cash items included a charge of approximately $14.7 million relating to compensation expense associated with variable stock options, and a $4.5 million charge for the fair value of common stock issued to consultants. In the first quarter of 1999 the Company recorded a non-cash charge of approximately $9.4 million relating to the acquisition of Pacific Pharmaceuticals, Inc. Without these non-cash charges, total operating expenses increased to $1.6 million in the first quarter of 2000 from $0.7 million during the same period in 1999. Research and development expenses increased 58% to $0.3 million in the first quarter of 2000 from $0.2 million in the first quarter of 1999. This increase in development costs was primarily due to expenditures associated with developing the Company's Internet web site. Sales and marketing expenses increased 100% to $0.2 million for the first quarter of 2000. The increase in sales and marketing expenditures reflects the Company's entry into an Internet business strategy and the ramping up of sales and marketing activities associated with the Internet web site. General and administrative expenses increased 59% to approximately $0.8 million in the first quarter of 2000 from approximately $0.5 million in the first quarter of 1999, reflecting the increase in administrative personnel associated with the activities of new Internet business. During the first quarter of 2000 the Company amortized approximately $0.6 million of the goodwill and other intangibles which resulted from the acquisition of Heavens Door Corporation. The Company recorded a gain of $0.2 million in other (income) expenses in the first quarter of 2000. This gain was generated from the disposition of the Company's investment in Aquila Biopharmaceuticals, Inc., and the sale of research and development supplies. Due to the focus on the Internet business strategy, the Company has sold and plans to continue to sell most of its biotechnology research and development equipment.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 2000 the Company incurred a net loss of approximately $20.8 million. The net loss included non-cash charges of approximately $14.7 million associated with variable stock options, and $4.5 million for the fair value of common stock issued to consultants. During the first quarter of 2000 the Company used approximately $1.3 million to fund operating activities, as compared to $0.6 million cash used in operations for the same period of 1999. The $0.7 (102%) increase is primarily a result of the Company's increased operating activities associated with the new Internet business.

During the first quarter of 2000, the Company received proceeds of approximately $0.4 million from the sale of its' investment in Aquila Biopharmaceuticals, Inc. ("Aquila"). The Company recognized a gain of approximately $0.2 million on the sale of the investment in Aquila.

At March 31, 2000, the Company's aggregate cash and cash equivalents were $6.7 million, a net increase of $2.6 million from December 31, 1999. The increase in cash is primarily attributable to the proceeds of approximately $3.1 million from the exercise of approximately 1.3 million Class C common stock warrants at a negotiated discount to the contractual exercise price.

In connection with the acquisition of HDC in January 2000, each share of HDC stock was converted into approximately 0.81 shares of the Company's common stock or a total of 10,920,000 HeavenlyDoor.com shares. In accordance with the merger agreement, the Company also issued 3,876,887 shares of common stock with a fair value of $23,020,955 to investors in the Company's 1998 private placement, former preferred stockholders of Pacific Pharmaceuticals, Inc., and certain other common stockholders in exchange for the elimination of the certain contractual obligations incurred in connection with the 1998 placement, the Pacific acquisition and other transactions. In addition, the Company issued 546,000 common shares as consideration for the fee due the placement agent involved in the HDC transaction. The Company also issued a total of 750,000 shares with a fair value of $4,453,500 to consultants in exchange for consulting services.

The Company expects that its current funds and interest income will be sufficient to fund Procept's operations through April 2001. Although management continues to pursue additional funding arrangements, no assurance can be given that such financing will be available to the Company. If the Company is unable to generate significant revenue from the www.HeavenlyDoor.com website, or obtain revenue in connection with the licensing or sale of the Company's biotech assets, or secure additional financing, the Company's financial condition will be adversely affected. If additional funds are raised by issuing equity securities, further dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders.

The Company's expectations regarding its rate of spending and the sufficiency of its cash resources over future periods are forward-looking statements. The rate of spending and sufficiency of such resources will be affected by numerous factors including the rate of planned and unplanned expenditures by the Company and the timing of revenues from the disposition of the biotech assets. Other important factors that may affect achieving the Company's strategic goals and other forward-looking statements are set forth in Exhibit 99.1 of the Company's 1999 Annual Report on Form 10-K.

The Company's working capital and other cash needs will depend heavily on the amount and timing of the Company's investment in the development and promotion of its web site. The Company's actual cash requirements may vary materially from those now planned because of the Company's expenditures associated with the web site, the timing of and structure of payments related to the biotech assets.

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

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

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

PART II.  OTHER INFORMATION

ITEM 2.  CHANGE IN SECURITIES.

The following equity securities were sold during the first quarter of 2000 without registration under the Securities Act of 1933, in reliance on certain exemptions therefrom:

1. On January 28, 2000, the Company issued 3,876,887 shares to investors in the Company's 1998 private placement, former preferred stockholders of Pacific Pharmaceuticals and other common stockholders, in exchange for the elimination of the certain contractual obligations incurred in connection with the 1998 placement, the Pacific acquisition and other transactions.

2. The Company issued 546,000 common shares as consideration for the fee due the placement agent involved in the HDC transaction.

3. The Company issued a total of 750,000 shares to consultants in exchange for consulting services.

4. In February and March 2000, the Company issued a total of 59,241 shares in connection with the exercise of warrants for common stock.

5. On March 28, 2000 the Company issued 1,291,666 shares of common stock in connection with the exercise of Class C Warrants.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company held a special meeting of stockholders on Tuesday, January 25, 2000. The shareholders voted on the following proposals:

1. A proposal to amend the Company's restated certificate of incorporation to increase the number of authorized shares of common stock from 30,000,000 shares to 50,000,000 shares. A majority of the securities issued and outstanding as of the record date voted in favor of the proposal, as follows:


      FOR                         AGAINST                      ABSTAIN                   PERCENT FOR
      ---                         -------                      -------                   -----------
   10,115,567                     31,878                       41,254                       68.8%


2. A proposal to issue up to 10,920,000 shares of the Company's Common Stock to the stockholders of Heaven's Door Corporation ("HDC") in connection with and as a result of the acquisition of HDC pursuant to the Agreement and Plan of Merger dated as of November 8, 1999 among the Company, HDC, Procept Acquisition Corp. and the stockholders of HDC named therein, and the issuance of up to 5,000,000 shares of the Company's Common Stock to certain existing stockholders of the Company in connection with the cancellation of certain contractual anti-dilution and divided rights. A majority of the securities present, or represented, and entitled to vote at the meeting voted in favor of the proposal, as follows:


      FOR                         AGAINST                      ABSTAIN                    PERCENT FOR
      ---                         -------                      -------                   -----------
   10,138,645                     29,240                       20,813                        69.0%


3. A proposal to amend the Procept restated certificate of incorporation to change the name of the Company from Procept, Inc. to HeavenlyDoor.com, Inc. A majority of the securities issued and outstanding as of the record date voted in favor of the proposal, as follows:


      FOR                         AGAINST                      ABSTAIN                   PERCENT FOR
      ---                         -------                      -------                   -----------
   10,136,741                     25,420                       26,536                       69.0%


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

          27.1 Financial Data Schedule. Filed herewith.

     (b)  REPORTS ON FORM 8-K.

          Current report on Form 8-K dated January 28, 2000 filed with the Securities and Exchange Commission on February 28, 2000 relating to the completion of the Company's merger with Heaven's Door Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HEAVENLYDOOR.COM, INC.

                                     (Registrant)

Date:  May 15, 2000                  by:  /S/ MICHAEL E. FITZGERALD
                                          -------------------------------------
                                          Michael E. Fitzgerald
                                          Vice President, Finance
                                          Chief Financial Officer

                                  EXHIBIT INDEX

         EXHIBIT
         NUMBER                DESCRIPTION
         -------               -----------

         27.1                  Financial Data Schedule.  Filed herewith.