Form 10-Q
period 2000-06-30
HEAVENLYDOOR COM INC
filed 2000-08-14
CIK 885475

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended June 30, 2000

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from  ____________ to ____________

         Commission File Number: 0-21134

                             HEAVENLYDOOR.COM, INC.
                             ----------------------
                            (FORMERLY PROCEPT, INC.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    DELAWARE                           04-2893483
        (STATE OR OTHER JURISDICTION OF             (I.R.S.  EMPLOYER
        INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

                 369 LEXINGTON AVENUE, NEW YORK, NEW YORK 10017
               ------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

Registrant's telephone number, including area code:  (212) 453-3111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES_X_ NO___

Number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.


        CLASS                             OUTSTANDING AS OF AUGUST 11, 2000
        -----                             ---------------------------------


   Common Stock, $.01 par value                             32,491,172


                        Exhibit Index Appears on Page 21

                             HEAVENLYDOOR.COM, INC.
                            (FORMERLY PROCEPT, INC.)

                                      INDEX



                                                                                       PAGE NO.

PART I.       FINANCIAL INFORMATION

              Item 1.    Financial Statements

                         Condensed Consolidated Balance Sheets                                3

                               June 30, 2000 (Unaudited) and December 31, 1999

                         Condensed Consolidated Statements of Operations (Unaudited)          4

                               Three and six months ended
                               June 30, 2000 and 1999

                         Condensed Consolidated Statements of Cash Flows (Unaudited)        5-6

                               Six months ended June 30, 2000 and 1999

                         Notes to Condensed Consolidated Financial Statements              7-12

              Item 2.    Management's Discussion and Analysis of Financial                13-17
                         Condition and Results of Operations

              Item 3.    Quantitative and Qualitative Disclosure About Market Risk           18

PART II.      OTHER INFORMATION

              Item 4.    Submission of Matters to a Vote of Security Holders                 19

              Item 6.    Exhibits and Reports on Form 8-K                                    19

SIGNATURES                                                                                   20

EXHIBIT INDEX                                                                                21

                             HEAVENLYDOOR.COM, INC.
                            (FORMERLY PROCEPT, INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                             June 30, 2000
ASSETS                                                                        (UNAUDITED)         DECEMBER 31, 1999
                                                                           ---------------        -----------------
Current assets:
    Cash and cash equivalents                                                    $   4,801,125    $   4,074,525
    Investment in Aquila                                                                    --          269,976
    Prepaid expenses and other current assets                                          536,002          223,065
                                                                                 -------------    -------------
       Total current assets                                                          5,337,127        4,567,566

Property and equipment, net of accumulated depreciation of
    $1,001,257 and $1,901,797 at June 30, 2000 and
    December 31, 1999, respectively                                                    325,275           50,553
Goodwill and other intangibles, net of accumulated
    amortization of $2,061,055 at June 30, 2000                                     22,521,605               --
Deferred charges                                                                            --          321,544
Other assets                                                                            85,848            7,150
                                                                                 -------------    -------------
       Total assets                                                              $  28,269,855    $   4,946,813
                                                                                 =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
    Accounts payable                                                             $     267,272    $     119,826
    Notes payable                                                                       94,981               --
    Accrued compensation                                                               133,873           84,961
    Accrued professional services                                                      158,876          243,962
    Other current liabilities                                                          103,488          200,870
    Deferred rent                                                                           --           67,317
    Current portion of capital lease obligations                                        46,958            4,832
                                                                                 -------------    -------------
       Total current liabilities                                                       805,448          721,768
                                                                                 -------------    -------------
Capital lease obligations                                                              113,063           14,384
                                                                                 -------------    -------------

Commitments and contingencies (Note 6)

Shareholders' equity:

    Preferred stock, par value $.01 per share; 1,000,000 shares authorized:
       Series A, 0 shares designated at June 30, 2000 and December 31, 1999; 0 shares issued and outstanding at June 30, 2000 and
       December 31, 1999                                                                    --               --
    Common stock, $.01 par value; 75,000,000 shares authorized;
       32,491,172 and 14,970,818 shares issued at June 30, 2000 and
       December 31, 1999, respectively                                                 324,912          149,709
    Additional paid-in capital                                                     154,634,972       87,194,700
    Deferred compensation                                                              (49,768)      (2,187,710)
    Accumulated deficit                                                           (127,558,772)     (81,044,361)
    Accumulated other comprehensive income                                                  --           98,323
                                                                                 -------------    -------------
       Total shareholders' equity                                                   27,351,344        4,210,661
                                                                                 -------------    -------------
       Total liabilities and shareholders' equity                                $  28,269,855    $   4,946,813
                                                                                 =============    =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             HEAVENLYDOOR.COM, INC.
                            (FORMERLY PROCEPT, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                          Three Months Ended June 30,        Six Months Ended June 30,
                                                         -------------------------------  -----------------------------------
                                                             2000             1999              2000             1999
                                                         ---------------  --------------  ------------------  ---------------

    Revenue:

         Interest income                                       83,231            73,527           132,401          155,380
                                                         ---------------  ----------------  ------------------  -------------
                  Total revenue                                83,231            73,527           132,401          155,380
                                                         ---------------  ----------------  ------------------  -------------

    Costs and operating expenses:
       Research and development (excludes $3,746,836 of
         non-cash stock based compensation charges in         429,043           364,737           775,270          584,230
         2000)
       Sales and marketing                                    222,806                 -           378,056                -
       General and administrative (excludes $15,435,688
       of non-cash stock based compensation charges
       in 2000)                                             1,201,755           487,907         1,979,644          977,988
       Non-cash stock based compensation charges                    -                 -        19,182,524                -
       Amortization of goodwill and other intangibles       1,466,289                 -         2,049,805                -
       Charge for purchased in-process research and
         Development                                                -                 -                 -        9,405,671
       Other operating (income) expense, net                 (157,042)            7,419          (394,442)        (35,973)
                                                         --------------- ----------------------------------------------------
                  Total costs and operating expenses        3,162,851           860,063        23,970,857       10,931,916
                                                         --------------- ----------------------------------------------------

    Loss from operations                                   (3,079,620)         (786,536)      (23,838,456)     (10,776,536)

    Other income                                              500,000                 -           500,000                -
                                                         --------------- ----------------------------------------------------

    Net loss                                               (2,579,620)         (786,536)      (23,338,456)     (10,776,536)

    Less: Incremental charge associated with the
    conversion of the minority interest in a
    subsidiary, net                                                 -           501,455                 -          501,455

                                                         --------------- ----------------------------------------------------

    Net loss available to common shareholders              (2,579,620)       (1,287,991)  $   (23,338,456) $   (11,277,991)
                                                         =============== ====================================================

    Basic and diluted net loss per common share                  (.08)             (.12)  $          (.80) $         (1.54)
                                                         =============== ====================================================

    Weighted-average number of common
         shares outstanding - basic and diluted            32,491,172        10,946,591        29,325,782        7,333,035
                                                         =============== ====================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             HEAVENLYDOOR.COM, INC.
                            (FORMERLY PROCEPT, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                               SIX MONTHS ENDING JUNE 30,
                                                                               2000                  1999
                                                                               ----                  ----

Cash flows from operating activities:
     Net loss                                                             $(23,338,456)          $ (10,776,536)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                       2,102,549                  76,279
         Gain on sale of property and equipment                               (329,381)                (24,550)
         Charge for purchased in-process research                                 -                  9,405,671
         Compensation charge associated with stock options                  14,729,024                    -
         Compensatory stock and stock option expense                         4,466,483                  95,923
         Deferred rent                                                         (67,317)                (48,494)
         Changes in operating assets and liabilities, net of acquisition:
           Prepaid expenses and other current assets                          (258,587)                (98,058)
           Deposits                                                            (70,432)                183,465
           Accounts payable                                                    128,843                (212,205)
           Accrued compensation                                                 48,912                 (25,028)
           Other current liabilities                                          (320,963)               (660,537)
                                                                         --------------          --------------
                  Net cash used in operating activities                     (2,909,325)             (2,084,070)
                                                                         --------------          --------------

Cash flows from investing activities:
     Capital expenditures                                                     (133,025)                   -
     Proceeds from sale of equipment                                           137,975                  29,119
     Proceeds from sale of investment                                          405,753                    -
     Proceeds from maturity of marketable securities                              -                    989,086
     Cash acquired in acquisitions                                              17,831               2,750,097
                                                                         -------------           -------------
                  Net cash provided by investing activities                    428,534               3,768,302
                                                                         -------------           -------------

Cash flows from financing activities:
     Proceeds from the exercise of common stock options                        153,888                    -
     Proceeds from the exercise of common stock warrants                     3,292,790                 187,500
     Principal payments on notes payable                                      (235,019)                (85,000)
     Principal payments on capital leases                                       (4,268)                 (1,752)
                                                                         --------------          --------------
                  Net cash provided by financing activities                  3,207,391                 100,748
                                                                         -------------           -------------

Net change in cash and cash equivalents                                        726,600               1,784,980
Cash and cash equivalents at beginning of period                             4,074,525               2,885,165
                                                                         -------------           -------------
Cash and cash equivalents at end of period                               $   4,801,125           $   4,670,145
                                                                         =============           =============

                              (Continued on Page 6)

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             HEAVENLYDOOR.COM, INC.
                            (FORMERLY PROCEPT, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Continued from Page 5)
                                   (Unaudited)



                                                                               SIX MONTHS ENDING JUNE30,
                                                                               2000                 1999
                                                                               ----                 ----

Supplement disclosure of cash flow information:
     Cash paid for interest                                              $      12,003           $         970
                                                                         =============           =============
Supplemental disclosure of non-cash transactions:
     Fair value of common stock issued to acquire
         Heaven's Door Corporation                                       $  23,935,275           $          --
                                                                         =============           =============
     Debt assumed from the acquisition of Heaven's Door Corporation      $     330,000           $          --
                                                                         =============           =============
     Fair value of common stock issued to acquire
            minority interest in subsidiary                              $          --           $   4,160,363
                                                                         =============           =============
     Fair value of common stock issued to acquire
         Pacific Pharmaceuticals                                         $          --           $   3,766,913
                                                                         =============           =============
     Fair value of common stock issued in exchange
         for certain contractual obligations                             $  23,020,955           $          --
                                                                         =============           =============
     Fair value of common stock issued to consultants                    $   4,453,500           $          --
                                                                         =============           =============
     Fair value of common stock options assumed in the
         Pacific Acquisition                                             $          --           $     965,835
                                                                         =============           =============
     Fair value of common stock issued to pay off loans                  $          --           $     441,870
                                                                         =============           =============
     Fair value of common stock issued in settlement of legal action     $          --           $     135,002
                                                                         =============           =============
     Fair value of common stock issued for services                      $          --           $      35,000
                                                                         =============           =============
     Capital lease obligation incurred for the
                acquisition of equipment                                 $     145,072           $          --
                                                                         =============           =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

NATURE OF BUSINESS

From its inception in 1985 through 1999, HeavenlyDoor.com, Inc. (formerly "Procept, Inc." or the "Company") operated as a biopharmaceutical company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. In March 1999, the Company acquired Pacific Pharmaceuticals, Inc. ("Pacific"), which became a subsidiary of the Company. In January 2000, the Company consummated a major strategic change in its business by acquiring Heaven's Door Corporation ("HDC"), a company that provides business-to-business and business-to-consumer products and services for the funeral service industry over the Internet. Effective with the acquisition of HDC, the Company's name was changed from Procept, Inc. to HeavenlyDoor.com, Inc. and the name of the Company's subsidiary, Pacific, was changed to Procept, Inc. The Company expects to grow its Internet business through internal development as well as through strategic alignments and/or potential acquisitions. The Company will also endeavor to maximize the value of its biotechnology assets through out-license or disposition.

The Company is subject to risks common to companies in the Internet and biotechnology industries including but not limited to the Company's ability to enter into strategic agreements with and/or acquisitions of third parties, the market acceptance of the Company's products, the development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with United States Food and Drug Administration ("FDA") government regulations and the ability to obtain adequate financing.

PLAN OF OPERATIONS

Since its inception in 1985 through 1999, the Company devoted its principal efforts to drug discovery and research. Since 1998, the Company has devoted its principal efforts to drug development, human clinical trials and partnership commercialization of PRO 2000 Gel and O6-Benzylguanine ("BG").

The Company, through its web site www.HeavenlyDoor.com, provides a range of products and services specifically related to the funeral service industry. The Company's current web site provides consumers access to information concerning the arrangement and handling of funeral related services from the privacy of their own homes. In addition, the Company's web site offers funeral homes and other service providers the ability to have an Internet presence through a customized, linked web site designed by the Company for the funeral home or other service provider.

From inception through June 30, 2000, the Company generated no revenue from product sales, has not

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

been profitable, and has incurred an accumulated deficit of $127.6 million. Losses have resulted primarily from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs. The Company expects to continue to incur significant operating losses in connection with its ongoing efforts to develop its new Internet business.

In January 2000, the Company received proceeds of $400,000 from the sale of 113,674 common shares of Aquila Biopharmaceuticals, Inc. ("Aquila"). In connection with the sale, the Company recorded a gain of $200,000, representing the difference between the proceeds of the sale of $400,000 less the carrying cost of the investment of $200,000. As of June 30, 2000, the Company had liquidated all securities it held in Aquila.

On March 28, 2000, the Company received proceeds of $3.1 million from the exercise of Class C Warrants to purchase approximately 1.3 million shares of common stock. These warrants were exercised at a price of $2.40 per warrant representing a discount of $0.88 to the contractual exercise price of $3.28 per warrant. Accordingly, in the first quarter of 2000, a charge of $200,000 was recorded directly to equity which represents the fair market value of the discount given to holders of certain exercised Class C warrants. The Company expects that its current funds along with the proceeds generated through the exercise of these warrants and interest income will be sufficient to fund the Company's operations over the next twelve months.

The accompanying financial statements as of and for the three and six months ended June 30, 2000 are unaudited and in the the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the interim period ended June 30, 2000. The consolidated balances as of December 31, 1999 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 1999, which are contained in the Company's 1999 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.

2.   SHAREHOLDERS' EQUITY

On December 31, 1999, the Company had a total of 14,970,818 shares of common stock outstanding.

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

During the quarter ended March 31, 2000, the Company issued 17,520,354 new shares of common stock. These issuances resulted from the acquisition of HDC, termination of certain contractual obligations, the issuance of common stock to consultants, and the exercise of warrants and options for common stock. There were no issuances of common stock for the second quarter ended June 30, 2000.

In connection with the acquisition of HDC in January 2000, each share of HDC stock was converted into approximately 0.81 shares of the Company's common stock or a total of 10,920,000 shares of the Company. In accordance with the merger agreement, the Company also issued 3,876,887 shares of common stock with a fair value of $23,020,955 to investors in the Company's 1998 private placement, former preferred stockholders of Pacific, and certain other common stockholders, in exchange for the elimination of the certain contractual obligations incurred in connection with the 1998 private placement, the Pacific acquisition and other transactions. This transaction was accounted for by recording a charge of $23,020,955 directly to equity, which represents the fair market value of the shares issued to those shareholders who relinquished their contractual rights. In addition, the Company issued 546,000 common shares as consideration for the fee due to the placement agent involved in the HDC transaction and the fair value of these securities were included in the purchase price.

In February 2000, the Company issued a total of 76,560 shares of its common stock for proceeds of $153,888 in connection with the exercise of common stock options.

In February and March 2000, the Company issued a total of 59,241 shares of its common stock for proceeds of $192,790 in connection with the exercise of warrants for common stock.

On February 28, 2000, the Company issued a total of 750,000 shares of its common stock with a fair value of $4,453,500 to consultants and, accordingly, a charge of $4,453,500 was recorded during the quarter ended March 31, 2000.

On March 28, 2000, the Company issued 1,291,666 shares of its common stock for proceeds of $3,100,000 in connection with the exercise of Class C Warrants. These warrants were exercised at a discount to the contractual exercise price and, accordingly, a charge of $155,000 was recorded directly to equity during the quarter ended March 31, 2000.

3.   BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing income available to common shareholders by

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

the weighted average number of common shares outstanding for the period. Diluted net loss per common share is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method. For the three and six month periods ended June 30, 2000 and 1999, there were no dilutive securities.

4.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes the net loss and accumulated other comprehensive income (loss), which consists of the change in unrealized gain on investments. Comprehensive income (loss) is calculated as follows:


                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



                                         Three Months Ended June 30,    Six Months Ended June 30,
                                         ---------------------------    -------------------------
                                             2000           1999          2000            1999
                                             ----           ----          ----            ----

Net loss                                $   (2,579,620)  $  (786,536)   (23,338,456) $  (10,776,536)
                                        --------------   -----------    -----------  --------------

Change in unrealized gain
   on investments                                     -      (51,543)       (98,323)       (259,520)

   Comprehensive loss                   $   (2,579,620)  $  (838,079)   (23,436,779) $  (11,036,056)
                                        ==============   ===========    ===========  ==============

Unrealized gain on investments:

     Balance, beginning of period       $       -             64,611         98,923         272,588

     Change during the period                   -            (51,543)       (98,923)       (259,520)
                                        --------------   -----------    -----------  --------------
     Balance at June 30, 2000 and 1999  $       -             13,068           -             13,068
                                        ==============   ===========    ===========  ==============

5.   ACQUISITION OF HEAVEN'S DOOR CORPORATION.

Heaven's Door Corporation, a Delaware corporation engaged in providing a range of funeral-related products and services through its web site www.HeavenlyDoor.com, was acquired by the Company in January 2000.

The acquisition of HDC was accounted for utilizing the purchase method of accounting. The aggregate purchase price of $22.8 million (10,920,000 shares with a fair value of $2.09 per share) plus the estimated acquisition costs of $1.6 million and assumed net liabilities of $100,000, were allocated to the acquired tangible and intangible assets. As a result of this acquisition, the Company has recorded goodwill of $24.5 million, which represents the excess cost over the fair value of net liabilities acquired, which will be amortized over a period of five years. Pursuant to the Merger Agreement with HDC, each share of HDC was converted into approximately .81 shares of the Company's common stock, or a total of 10,920,000 shares.

In addition, the Company assumed all of the HDC notes payable obligations that were outstanding on the date of the acquisition. The notes are payable by the Company on demand of the note holder, and bear a 10% annual interest rate.

In accordance with the Merger Agreement, the Company also issued 3,876,887 shares to investors in the

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1998 private placement, former holders of Pacific preferred stock and certain other common stockholders in exchange for the elimination of certain contractual rights held by such investors. This transaction was accounted for by recording a charge of $23,020,955 directly to equity during the first quarter of 2000.

On January 28, 2000, concurrent with the merger with HDC, in accordance with the original terms of certain outstanding stock options (1) the number of shares subject to such options increased by 1,004,224 shares and (2) the exercise price on the existing variable stock options was reduced from $2.11 per share to $1.56 per share. In addition, the Board of Directors accelerated the vesting of the variable stock options. Effective with the Merger, the number and the associated exercise price of the variable stock options became fixed and accounted for accordingly. Therefore, a compensation charge $14,729,024 was recorded in the quarter ended March 31, 2000, resulting from the revaluation under variable plan accounting and the acceleration of the vesting of the variable stock options.

PRO FORMA RESULTS OF OPERATIONS

The following unaudited pro forma results of operations for the six months ended June 30, 2000 and 1999 give effect to the Company's acquisition of HDC and Pacific as if the transactions had occurred at the beginning of each fiscal year. The following pro forma results of operations do not reflect the $19,182,524 non-cash stock based compensation charge, or the $9,405,671 charge for purchased in-process research and development recorded in the six months ended June 30, 2000 and 1999, respectively. The pro forma results of operations do not purport to reflect what the Company's results of operations would have been if the acquisition had occurred at the beginning of the periods. The financial data are based upon financial assumptions that the Company believes are reasonable and should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere in this report.



                                     Pro Forma Results for the
                                    ---------------------------
                                     Six Months Ended June 30,
                                    ---------------------------
                                       2000            1999
                                       ----            ----

Revenues                            $   132,401     $  193,258
                                    ===========     ===========

Net loss                            $(4,595,613)    $(5,106,826)
                                    ===========     ===========

Basic and diluted net loss
   per common share                 $      (.16)    $      (.20)
                                    ===========     ===========

                             HeavenlyDoor.com, Inc.
                            (Formerly Procept, Inc.)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

6.   CONTINGENCIES

On February 22, 1999, Christopher R. Richied ("Richied") filed a complaint with the United States District Court for the Southern District of New York naming Pacific, and Binary Therapeutics Inc. ("Binary"), both subsidiaries of the Company, as defendants (the "Complaint"). The Complaint alleged that Pacific and Binary breached obligations to Richied under certain consulting agreements. On August 7, 2000, Pacific and Binary settled the Complaint. In connection with the settlement, the Company received a release from all claims and was not required to pay any remuneration.

7.   RELATED PARTY TRANSACTIONS

As part of the acquisition of HDC, the Company assumed notes payable in the amount of $330,000, including notes payable to Richard J. Kurtz, a director of the Company and a former shareholder of HDC. On May 31, 2000, the Company paid $243,068 to Mr. Kurtz, consisting of $235,019 of principal plus $8,049 of accrued interest.

On June 14, 2000, the Company entered into an agreement with Interneuron Pharmaceuticals, Inc. ("Interneuron") for the out-licensing of PRO 2000 Gel. Glenn L. Cooper, M.D., a director of the Company, is the President and Chief Executive Officer of Interneuron. In addition, the principal shareholder of the Company is a shareholder of Interneuron. Pursuant to this agreement, the Company received a payment of $500,000 in June 2000, which is included in other income for the three and six months ended June 30, 2000. The Company retains ownership and certain future rights to PRO 2000 Gel under the licensing agreement, including i) provisions for additional payments based upon the achievement of certain milestones and ii) royalties from future commercial sales of PRO 2000 Gel, if any. Interneuron has a limited option to purchase the ownership of PRO 2000 Gel. The Company, however, has no further obligation to fund research and development for PRO 2000 Gel.

8.   RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standard Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

From its inception in 1985 through 1999, HeavenlyDoor.com, Inc. (formerly "Procept, Inc." or the "Company") operated as a biopharmaceutical company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. In March 1999, Procept acquired Pacific Pharmaceuticals, Inc. ("Pacific"), which became a subsidiary of the Company. In January 2000, the Company consummated a major strategic change in its business by acquiring Heaven's Door Corporation ("HDC"), a company that provides business-to-business and business-to-consumer products and services for the funeral service industry over the Internet. Effective with the acquisition of HDC, the Company's name was changed from Procept, Inc. to HeavenlyDoor.com, Inc. The Company expects to grow its Internet business through internal development as well as through strategic alignments and/or potential acquisitions. The Company will also endeavor to maximize the value of its biotechnology assets through out-license or disposition.

RESULTS OF OPERATIONS

From inception through June 30, 2000, the Company has generated no revenues from product sales, has not been profitable since inception, and has an accumulated deficit of $127.6 million. During that period, the Company was dependent upon corporate collaborations, equity financing and interest on invested funds to provide the working capital necessary for the research and development activities. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs required to support these efforts. In addition, since the acquisition of HDC, the Company has incurred losses in connection with the development of the Company's website and related marketing activities. The Company expects to continue to incur significant operating losses in connection with its ongoing efforts to develop its new Internet business.

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

The Company's total revenues, comprised primarily of interest income, increased by $10,000 for the three months ended June 30, 2000 as compared to the similar period in 1999. For the comparative six month periods ended June 30, 2000 and 1999 interest income decreased by $23,000. The three and six month changes in interest income resulted from increases or decreases, respectively, in average cash balances available for investment during the periods.

The Company's total operating expenses increased by $2.3 million to $3.2 million for the second quarter of 2000 from $900,000 for the comparable period of 1999. Total operating expenses increased to $24.0 million from $10.9 million for the six month periods ended June 30, 2000 and 1999, respectively, an increase of $13.1 million. During the first quarter ended March 31, 2000, the Company recorded non-cash charges of approximately $19.2 million. These non-cash items included a charge of approximately $14.7 million relating to compensation expense associated with variable stock options, and a $4.5 million charge for the fair value of common stock issued to consultants. In the first quarter of 1999, the Company recorded a non-cash charge of approximately $9.4 million relating to the acquisition of Pacific Pharmaceuticals, Inc. These non-cash charges excluded, total operating expenses increased to $4.8 million for the six months ended June 30, 2000 from $1.5 million during the same period in 1999, an increase of $3.3 million. Components of the changes in total operating expenses are as follows:

Research and development expenses increased by $100,000 and $200,000 for the three and six month periods ended June 30, 2000 and 1999, respectively. These increases in development costs were primarily due to expenditures associated with developing the Company's Internet web site.

Sales and marketing expenses increased by $200,000 and $400,000 for the comparable three and six month periods in 2000 and 1999, respectively. The increase in sales and marketing expenditures reflects the Company's entry into an Internet business strategy and the escalation of sales and marketing activities associated with promoting the Internet web site.

General and administrative expenses increased by $700,000 and $1.0 million for the three and six months ended June 30, 2000, respectively, over the similar periods in 1999. During the second quarter of 2000, the Company relocated its principal offices to New York City and shut down its biopharmaceutical operations in Cambridge, Massachusetts. All employees of the Company that were engaged in the biopharmaceutical operations were released from employment on June 30, 2000. The second quarter and six month increases principally reflect additional compensation costs, comprised of salaries and benefits relating to increased staffing of its Internet activities as well as severance benefits recorded as of June 30, 2000 for former employees of the Company's biopharmaceutical operations.

Amortization of goodwill and intangibles that resulted from the acquisition of Heaven's Door Corporation was $1.5 million and $2.0 million for the three and six month periods ended June 30, 2000, respectively.

The Company recorded gains of $200,000 and $400,000, respectively, in other operating (income) expense for the second quarter and six months ended June 30, 2000, primarily from gains of $100,000 and $300,000 on sales of biotechnology research and development equipment and fixed assets in connection with the shut down of its biopharmaceutical operations. During the second quarter, the Company also received proceeds of $500,000 under its out-licensing agreement with Interneuron

Pharmaceuticals, Inc. (see "Related Party Transactions," below), which was recorded as other income.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter and six months ended June 30, 2000 the Company incurred net losses of $2.6 million and $23.3 million, respectively. The net loss for the six month period ended June 30, 2000 includes non-cash charges of approximately $14.7 million associated with variable stock options, and a $4.5 million for the fair value of common stock issued to consultants. Since the beginning of this year, the Company has used $2.9 million to fund operating activities, as compared to $2.1 million for the same period of 1999. The $800,000 increase is primarily the result of the Company's increased operating activities associated with developing the new Internet business.

At June 30, 2000, the Company's aggregate cash and cash equivalents were $4.8 million, a net increase of $700,000 from December 31, 1999. The increase in cash is primarily attributable to receipt of proceeds of $3.1 million during the first quarter of 2000 from the exercise of approximately 1.3 million Class C common stock warrants at a negotiated discount to the contractual exercise price. In addition, the Company received proceeds of $400,000 during the first quarter from the sale of its investment in Aquila Biopharmaceuticals, Inc.

During the second quarter 2000, the Company received proceeds of $500,000 in connection with its out-licensing of PRO 2000 Gel. During the six month period ended June 30, 2000, the Company also received $100,000 from the sale of equipment.

In connection with the acquisition of HDC in January 2000, each share of HDC stock was converted into approximately 0.81 shares of the Company's common stock or a total of 10,920,000 HeavenlyDoor.com shares. In accordance with the merger agreement, the Company also issued 3,876,887 shares of common stock with a fair value of $23,020,955 to investors in the Company's 1998 private placement, former preferred stockholders of Pacific Pharmaceuticals, Inc., and certain other common stockholders in exchange for the elimination of the certain contractual obligations incurred in connection with the 1998 private placement, the Pacific acquisition and other transactions. In addition, the Company issued 546,000 common shares as consideration for the fee due the placement agent involved in the HDC transaction. The Company also issued a total of 750,000 shares with a fair value of $4,453,500 to consultants in exchange for consulting services.

The Company expects that its current funds and interest income will be sufficient to fund the Company's operations over the next twelve months. Although management continues to pursue additional funding arrangements, no assurance can be given that such financing will be available to the Company. If the Company is unable to generate significant revenue from future operations, or obtain additional revenue in connection with the licensing or sale of the Company's biotechnology assets, or secure additional financing, the Company's financial condition will be adversely affected. Further, any potential strategic alignment and/or potential acquisition could affect the Company's liquidity and financing requirements. If additional funds are raised by issuing equity securities, further dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders.

The Company's expectations regarding its rate of spending and the sufficiency of its cash resources over future periods are forward-looking statements. The rate of spending and sufficiency of such resources will be affected by numerous factors including the rate of planned and unplanned expenditures by the Company and the timing of revenues from the disposition of the biotechnology assets. Other important factors that may affect achieving the Company's strategic goals and other forward-looking statements are set forth in Exhibit 99.1 of the Company's 1999 Annual Report on Form 10-K.

The Company's working capital and other cash needs will depend heavily on the amount and timing of the Company's investment in the development and promotion of its web site. The Company's actual cash requirements may vary materially from those now planned because of the Company's expenditures associated with developing the Internet business and the timing of and structure of payments related to the biotechnology assets.

RELATED PARTY TRANSACTIONS

As part of the acquisition of Heaven's Door Corporation, the Company assumed notes payable in the amount of $330,000, payable to Richard J. Kurtz, a director of the Company and a former shareholder of HDC. On May 31, 2000, the Company paid $243,068 to Mr. Kurtz, consisting of $235,019 of principal plus $8,049 of accrued interest.

On June 14, 2000, the Company entered into an agreement with Interneuron Pharmaceuticals, Inc. ("Interneuron") for the out-licensing of PRO 2000 Gel. Glenn L. Cooper, M.D., a director of the Company, is the President and Chief Executive Officer of Interneuron. In addition, the principal shareholder of the Company is a shareholder of Interneuron. Pursuant to this agreement, the Company received a payment of $500,000 in June 2000, which is included in other income for the three and six months ended June 30, 2000. The Company retains ownership and certain future rights to PRO 2000 Gel under the licensing agreement, including i) provisions for additional payments based upon the achievement of certain milestones and ii) royalties from future commercial sales of PRO 2000 Gel, if any. Interneuron has a limited option to purchase the ownership of PRO 2000 Gel. The Company, however, has no further obligation to fund research and development for PRO 2000 Gel.

RECENTLY ISSUED FINANCIAL AND ACCOUNTING STANDARDS

In March 2000, the Financial Accounting Standard Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

YEAR 2000

During 1998, the Company completed its assessment of the potential impact of the year 2000 on its information technology and non-information technology systems. The year 2000 problem as defined is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs or systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a miscalculation or system failures. Based on the Company's assessment, there is no year 2000 impact on the Company's information technology systems. Operating systems and applications used by the Company are year 2000 compliant. At this time, the Company is not aware of any year 2000 issues relating to its third party vendors. The Company replaced several non-information technology systems. The cost of year 2000 compliant non-technology information systems was approximately $8,000. The Company's most critical uncertainty relates to its third parties' information technology systems not being year 2000 compliant. This may result in inaccurate information from banks, government agencies, contracted research organization, vendors, etc. As of June 30, 2000, the Company had not experienced any adverse effects as a result of the year 2000 problem.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company held its Annual Meeting of Stockholders on Monday, June 19, 2000. The shareholders voted on the following proposals:

1. A proposal to elect ten Directors of the Company to serve for terms expiring at the Annual Meeting in 2001. A majority of the securities present, or represented, and entitled to vote at the meeting voted in favor of each of the ten nominees.

2. A proposal to amend the Company's 1998 Equity Incentive Plan to increase the number of shares of Common Stock of the Company covered by the plan to 10,800,000 shares. A majority of the securities present, or represented, and entitled to vote at the meeting voted in favor of the proposal.

3. A proposal to approve the assignment of the Company's biotechnology assets to its wholly owned subsidiary, Procept, Inc. (formerly Pacific Pharmaceuticals, Inc.) An affirmative vote of a majority of the securities outstanding was required for adoption. An insufficient number of shares were voted in favor of the proposal.

4. A proposal to amend the Company's restated Certificate of Incorporation to increase the number of shares of Common Stock of the Company authorized for issuance from 50,000,000 to 75,000,000. A majority of the securities outstanding as of the record date voted in favor of the proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                  10.21    Licensing Agreement by and between
                           HeavenlyDoor.com, Inc. and Interneuron
                           Pharmaceuticals, Inc. dated June 14, 2000. (The Company has submitted a confidentiality request for certain parts of this exhibit.)

                  27.1     Financial Data Schedule.  Filed herewith.

         (b)      REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEAVENLYDOOR.COM, INC.


                                          (Registrant)

Date:  August 14, 2000                    by:  /s/ Salvatore A. Bucci
                                               --------------------------------
                                               Salvatore A. Bucci
                                               Senior Vice President and
                                               Chief Financial Officer

                                  EXHIBIT INDEX

         Exhibit
         NUMBER       DESCRIPTION

         10.21        Licensing Agreement by and between HeavenlyDoor.com, Inc.
                      and Interneuron Pharmaceuticals, Inc. dated June 14, 2000. (The Company has submitted a confidentiality request for certain parts of this exhibit).
         27.1         Financial Data Schedule.  Filed herewith.