Form 10-Q
period 2000-09-30
HEAVENLYDOOR COM INC
filed 2000-11-14
CIK 885475

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000


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

                                    Delaware
                                    --------
                         (State or other jurisdiction of
                         incorporation or organization)

                                   04-2893483
                                   ----------
                                (I.R.S. Employer
                               Identification No.)

                    369 Lexington Avenue, New York, New York
                   -------------------------------------------
                    (Address of principal executive offices)

                                      10017
                                      -----
                                   (zip code)

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

                                      Class
                                      -----
                          Common Stock, $.01 par value

                       Outstanding as of November 10, 2000
                       -----------------------------------
                                   32,491,172

                        Exhibit Index Appears on Page 22

                             HEAVENLYDOOR.COM, INC.
                            (FORMERLY PROCEPT, INC.)


                                      INDEX
                                      -----

                                                                                        Page No.
                                                                                        --------
PART I.       FINANCIAL INFORMATION

              Item 1.    Financial Statements

                         Condensed Consolidated Balance Sheets                                3

                               September 30, 2000 (Unaudited) and December 31, 1999

                         Condensed Consolidated Statements of Operations (Unaudited)          4

                               Three and nine months ended September 30, 2000 and 1999

                         Condensed Consolidated Statements of Cash Flows (Unaudited)        5-6

                               Nine months ended September 30, 2000 and 1999

                         Notes to Condensed Consolidated Financial Statements              7-13


              Item 2.    Management's Discussion and Analysis of Financial                14-18
                         Condition and Results of Operations


              Item 3.    Quantitative and Qualitative Disclosure About Market Risk           19

PART II.      OTHER INFORMATION

              Item 4.    Submission of Matters to a Vote of Security Holders                 20

              Item 6.    Exhibits and Reports on Form 8-K                                    20

SIGNATURES                                                                                   21

EXHIBIT INDEX                                                                                22


                             HEAVENLYDOOR.COM, INC.
                            (FORMERLY PROCEPT, INC.)


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30, 2000
                                                                              (UNAUDITED)         DECEMBER 31, 1999
                                                                           ---------------        -----------------
ASSETS
Current assets:
    Cash and cash equivalents                                              $     3,944,719     $          4,074,525
    Investment in Aquila                                                                --                  269,976
    Prepaid expenses and other current assets                                      126,587                  223,065
                                                                           ----------------    --------------------
       Total current assets                                                      4,071,306                4,567,566

Property and equipment, net of accumulated depreciation of
    $1,009,544 and $1,901,797 at September 30, 2000 and
    December 31, 1999, respectively                                                283,203                   50,553
Goodwill, net of accumulated amortization of
    $3,284,860 at September 30, 2000                                            21,257,819                       --
Deferred charges                                                                        --                  321,544
Other assets                                                                        77,582                    7,150
                                                                           ---------------     --------------------
       Total assets                                                        $    25,689,910     $          4,946,813
                                                                           ===============     ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $       331,015     $            119,826
    Accrued compensation                                                           125,805                   84,961
    Accrued professional services                                                  188,500                  243,962
    Other current liabilities                                                       56,549                  200,870
    Deferred rent                                                                       --                   67,317
    Current portion of capital lease obligations                                    46,958                    4,832
                                                                           ---------------     --------------------
       Total current liabilities                                                   748,827                  721,768
                                                                           ----------------    --------------------

Capital lease obligations                                                          101,252                   14,384
                                                                           ---------------     --------------------

Commitments and contingencies (Note 6)

Shareholders' equity:
    Preferred stock, par value $.01 per share; 1,000,000 shares authorized;
       Series A, no shares designated, issued and outstanding                           --                       --
    Common stock, $.01 par value; 75,000,000 shares authorized;
       32,491,172 and 14,970,818 shares issued at September 30, 2000
       and December 31, 1999, respectively                                         324,912                  149,709
    Additional paid-in capital                                                 154,634,972               87,194,700
    Deferred compensation                                                          (43,276)              (2,187,710)
    Accumulated deficit                                                       (130,076,777)             (81,044,361)
    Accumulated other comprehensive income                                              --                   98,323
                                                                           ---------------     --------------------
       Total shareholders' equity                                               24,839,831                4,210,661
                                                                           ---------------     --------------------
       Total liabilities and shareholders' equity                          $    25,689,910     $          4,946,813
                                                                           ===============     ====================



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                             HEAVENLYDOOR.COM, INC.
                            (FORMERLY PROCEPT, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                                -----------



                                                      THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------------- -----------------------------------
                                                             2000              1999               2000               1999
                                                     ------------------- ------------------- ---------------- -------------------

Revenue:
     Interest income                                  $         69,540   $        65,845     $     201,941    $        221,225
                                                     ------------------- ------------------- ---------------- --------------------

              Total revenue                                     69,540            65,845           201,941             221,225
                                                     ------------------- ------------------- ---------------- -------------------

Costs and operating expenses:
   Research and development (excludes $3,746,836 of
     non-cash stock based compensation charges in
     2000)                                                     130,003           450,209           905,273           1,034,439
   Sales and marketing                                         379,090                 -           757,146                   -
   General and administrative (excludes $15,435,688
     of non-cash stock based compensation charges in
     2000)                                                     915,372           241,295         2,895,016           1,219,283
   Non-cash stock based compensation charges                         -                 -        19,182,524                   -
   Amortization of goodwill and other intangibles            1,223,805                 -         3,273,610                   -
   Charge for purchased in-process research and
     development                                                     -                 -                 -           9,405,671
   Other operating (income) expense, net                       (10,725)            9,482          (405,167)           (26,491)
                                                     --------------------------------------  ---------------- -------------------
              Total costs and operating expenses             2,637,545           700,986        26,608,402          11,632,902
                                                     ------------------- ------------------- ---------------- -------------------

Loss from operations                                        (2,568,005)         (635,141)      (26,406,461)        (11,411,677)

Other income                                                    50,000                 -           550,000                   -
                                                     ------------------- ------------------- ---------------- -------------------

Net loss                                                    (2,518,005)         (635,141)      (25,856,461)        (11,411,677)

Less: Incremental charge associated with the
  conversion of the minority interest in a
  subsidiary, net                                                    -                 -                 -             501,455

                                                     --------------------------------------  ---------------- -------------------

Net loss available to common shareholders             $     (2,518,005)  $      (635,141)    $ (25,856,461)   $    (11,913,132)
                                                     =================== ==================  ================ ===================

Basic and diluted net loss per common share           $           (.08)  $          (.05)    $        (.85)   $          (1.24)
                                                     =================== ==================  ================ ===================

Weighted-average number of common
  shares outstanding - basic and diluted                    32,491,172        14,061,206        30,388,614           9,600,025
                                                     =================== ==================  ================ ===================




          The accompanying notes are an integral part of the condensed consolidated financial statements.

                             HEAVENLYDOOR.COM, INC.
                            (FORMERLY PROCEPT, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   -----------


                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                       ---------------------------------------
                                                                             2000                     1999
                                                                       ---------------           -------------
Cash flows from operating activities:
     Net loss                                                             $(25,856,461)          $ (11,411,677)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                       3,348,702                  99,259
         Gain on sale of assets                                               (273,394)                (24,550)
         Charge for purchased in-process research                                 -                  9,405,671
         Compensation charge associated with stock options                  14,729,024                       -
         Compensatory stock and stock option expense                         4,472,975                  89,542
         Deferred rent                                                         (67,317)                (82,582)
         Changes in operating assets and liabilities, net of acquisition:
           Prepaid expenses and other current assets                           150,828                  (2,398)
           Other assets                                                        (62,166)                183,465
           Accounts payable                                                    192,586                (274,323)
           Accrued compensation                                                 40,844                  97,401
           Other current liabilities                                          (338,278)               (703,645)
                                                                         --------------          --------------
                  Net cash used in operating activities                     (3,662,657)             (2,623,837)
                                                                         --------------          --------------

Cash flows from investing activities:
     Capital expenditures                                                     (176,179)                      -
     Proceeds from sale of equipment                                           144,866                  29,119
     Proceeds from redemption of debentures                                       -                    128,501
     Proceeds from sale of investment                                          405,753                    -
     Proceeds from maturity of marketable securities                              -                  2,000,000
     Cash acquired in acquisitions                                              17,831               2,750,097
                                                                         -------------           -------------
                  Net cash provided by investing activities                    392,271               4,907,717
                                                                         -------------           -------------

Cash flows from financing activities:
     Proceeds from the exercise of common stock options                        153,888                       -
     Proceeds from the exercise of common stock warrants                     3,292,790                 187,500
     Principal payments on notes payable                                      (290,019)                (85,000)
     Principal payments on capital leases                                      (16,079)                 (2,859)
                                                                         --------------          --------------
                  Net cash provided by financing activities                  3,140,580                  99,641
                                                                         -------------           -------------

Net change in cash and cash equivalents                                       (129,806)              2,383,521
Cash and cash equivalents at beginning of period                             4,074,525               2,885,165
                                                                         -------------           -------------
Cash and cash equivalents at end of period                               $   3,944,719           $   5,268,686
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

                             HEAVENLYDOOR.COM, INC.
                            (FORMERLY PROCEPT, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Continued from Page 5)
                                   (Unaudited)
                                   -----------


                                                                            NINE MONTHS ENDING SEPTEMBER 30,
                                                                         -------------------------------------
                                                                              2000                    1999
                                                                         -------------           -------------
Supplement disclosure of cash flow information:
     Cash paid for interest                                              $      17,390           $       3,284
                                                                         =============           =============
Supplemental disclosure of non-cash transactions:
     Fair value of common stock issued to acquire
         Heaven's Door Corporation                                       $  23,935,275           $          --
                                                                         =============           =============
     Debt assumed from the acquisition of Heaven's Door Corporation      $     330,000           $          --
                                                                         =============           =============
     Fair value of common stock issued to acquire
         minority interest in subsidiary                                 $          --           $   4,160,363
                                                                         =============           =============
     Fair value of common stock issued to acquire
         Pacific Pharmaceuticals                                         $          --           $   3,766,913
                                                                         =============           =============
     Fair value of common stock issued in exchange
         for certain contractual obligations                             $  23,020,955           $          --
                                                                         =============           =============
     Fair value of common stock issued to consultants                    $   4,453,500           $          --
                                                                         =============           =============
     Fair value of common stock options assumed in the
         Pacific Acquisition                                             $          --           $     965,835
                                                                         =============           =============
     Fair value of common stock issued to pay off loans                  $          --           $     441,870
                                                                         =============           =============
     Fair value of common stock issued in settlement of legal action     $          --           $     135,002
                                                                         =============           =============
     Fair value of common stock issued for services                      $          --           $      35,000
                                                                         =============           =============
     Capital lease obligation incurred for the
         acquisition of equipment                                        $     145,072           $          --
                                                                         =============           =============



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                             HEAVENLYDOOR.COM, INC.
                            (FORMERLY PROCEPT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   -----------

1.   BASIS OF PRESENTATION
     ---------------------
NATURE OF BUSINESS
From its inception in 1985 through 1999, HeavenlyDoor.com, Inc. (formerly "Procept, Inc." or the "Company") operated as a biopharmaceutical company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. In March 1999, the Company acquired Pacific Pharmaceuticals, Inc. ("Pacific"), which became a subsidiary of the Company. In January 2000, the Company consummated a major strategic change in its business by acquiring Heaven's Door Corporation ("HDC"), a company that provides business-to-business and business-to-consumer products and services for the funeral service industry over the Internet. Effective with the acquisition of HDC, the Company's name was changed from Procept, Inc. to HeavenlyDoor.com, Inc. and the name of the Company's subsidiary, Pacific, was changed to Procept, Inc. The Company expects to expand its business operations, through internal development as well as through strategic alignments and/or potential acquisitions, with a focus on providing a comprehensive package of elder life services for persons 50 years of age or older. The Company has now out-licensed or disposed of all of its biotechnology assets.

Certain statements in this document constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of such terms as "anticipate," "believe," "continue," "expect," "may," "should," or similar variations or the negative thereof. These forward looking statements involve risks and uncertainties, many of which are out of the Company's control and which may affect its future business plans. Factors that may affect the Company's future business plans include: (i) the viability of the Company's business strategy and its ability to implement such strategy, (ii) its ability to secure financing for its operations, (iii) its ability to maintain and expand its current base of funeral home and other service and product customers, (iv) its ability to generate revenues sufficient to meet its operating costs and, (v) its ability to identify, complete and integrate acquisitions. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition, the Company's business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those discussed therein and certain assets of the Company may not be recoverable.

PLAN OF OPERATIONS
Since its inception in 1985 through 1999, the Company devoted its principal efforts to drug discovery and research. Since 1998, the Company has devoted its principal efforts to drug development, human clinical trials and partnership commercialization of PRO 2000 Gel and O6-Benzylguanine.

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

From inception through September 30, 2000, the Company has generated no revenue from product sales or services, has not been profitable, and has incurred an accumulated deficit of $130.1 million. Losses have resulted primarily from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs. The Company expects to continue to incur significant operating losses in connection with its ongoing efforts to develop its current business.

In January 2000, the Company received proceeds of $400,000 from the sale of 113,674 common shares of Aquila Biopharmaceuticals, Inc. ("Aquila"). In connection with the sale, the Company recorded a gain of $200,000, representing the difference between the proceeds of the sale of $400,000 less the carrying cost of the investment of $200,000. As of September 30, 2000, the Company had liquidated all securities it held in Aquila.

On March 28, 2000, the Company received proceeds of $3.1 million from the exercise of Class C Warrants to purchase approximately 1.3 million shares of common stock. These warrants were exercised at a price of $2.40 per warrant representing a discount of $0.88 to the contractual exercise price of $3.28 per warrant. Accordingly, in the first quarter of 2000, a charge of $200,000 was recorded directly to equity which represents the fair market value of the discount given to holders of certain exercised Class C warrants. The Company expects that its current funds along with the proceeds generated through the exercise of these warrants and interest income will be sufficient to fund the Company's current operations over the next twelve months.

For the nine months ended September 30, 2000, the Company recorded a gain of $400,000 in other operating (income) expense, primarily from the gain of $300,000 on sales of biotechnology research and development equipment and fixed assets in connection with the shut down of its biopharmaceutical operations. The Company also reported non-operating other income of $550,000 for the nine months ended September 30, 2000, which is comprised of proceeds of $500,000 received in the second quarter 2000 from its agreement with Interneuron Pharmaceuticals, Inc. for the out-licensing of PRO 2000 Gel (see Note 7) and proceeds of $50,000 received in the third quarter 2000 relating to Pacific's assignment of its licensing rights to Periodontal Tissue Monitor ("PTM") as well as all of Pacific's intellectual property rights and assets related to dental technology, including PTM. Under the assignment agreement for PTM, Pacific transferred all of its remaining licensing obligations. In addition, Pacific may further receive a milestone payment, subject to the approval of a PTM product for a particular market.

INTERIM FINANCIAL STATEMENTS
The accompanying financial statements as of and for the three and nine months ended September 30, 2000 are unaudited and in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the interim period ended September 30, 2000. The consolidated balances as of December 31, 1999 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 1999, which are contained in the Company's 1999 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.

2.   SHAREHOLDERS' EQUITY
     --------------------
On December 31, 1999, the Company had a total of 14,970,818 shares of common stock outstanding. During the quarter ended March 31, 2000, the Company issued 17,520,354 new shares of common stock. These issuances resulted from the acquisition of HDC, termination of certain contractual obligations, the issuance of common stock to consultants, and the exercise of warrants and options for common stock. There were no issuances of common stock for the second and third quarters of fiscal 2000.

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

3.   BASIC AND DILUTED NET LOSS PER COMMON SHARE
     -------------------------------------------
Basic net loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method. For the three and nine month periods ended September 30, 2000 and 1999, there were no dilutive securities.

4.   COMPREHENSIVE INCOME (LOSS)
     ---------------------------
Comprehensive income (loss) includes the net loss and accumulated other comprehensive income (loss), which consists of the change in unrealized gain on investments. Comprehensive income (loss) is calculated as follows:


                                             THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                            ------------------------------------------------------------------------
                                                    2000              1999              2000             1999
                                            ------------------  ----------------- ------------------ ------------------

  Net loss                                    $  (2,579,620)     $    (635,141)   $  (23,338,456)  $   (11,411,677)

  Change in unrealized gain
     on investments                                        -             21,371          (98,323)         (238,149)
                                            ------------------  ----------------- ------------------ ------------------

     Comprehensive loss                       $  (2,579,620)     $    (613,770)   $  (23,436,779)   $  (11,649,826)
                                            ================== ================= ================= ====================

  Unrealized gain on investments:

       Balance, beginning of period           $      -          $       13,068   $        98,923     $     272,588

       Change during the period                      -                  21,371           (98,923)         (238,149)
                                            ------------------  ----------------- ------------------ ------------------

       Balance, end of period                 $      -          $       34,439   $            -      $      34,439
                                            ================== =================  --================ ==================



5.   ACQUISITION OF HEAVEN'S DOOR CORPORATION.
     -----------------------------------------
Heaven's Door Corporation, a Delaware corporation engaged in providing a range of funeral-related products and services through its web site www.HeavenlyDoor.com, was acquired by the Company in January 2000.

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

PRO FORMA RESULTS OF OPERATIONS
The following unaudited pro forma results of operations for the nine months ended September 30, 2000 and 1999 give effect to the Company's acquisition of HDC and Pacific as if the transactions had occurred at the beginning of each fiscal year. The following pro forma results of operations do not reflect the $19,182,524 non-cash stock based compensation charge, or the $9,405,671 charge for purchased in-process research and development recorded in the nine months ended September 30, 2000 and 1999, respectively. The pro forma results of operations do not purport to reflect what the Company's actual results of operations would have been if the acquisition had occurred at the beginning of the periods. The financial data are based upon financial assumptions that the Company believes are reasonable and should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere in this report.


                                 NINE MONTHS ENDED SEPTEMBER 30,
                               ---------------------------------------
                                     2000                 1999
                               ------------------   ------------------

 Revenues                      $       201,942      $       258,303
                               ==================   ==================

 Net loss                      $    (7,144,838)     $    (6,711,463)
                               ==================   ==================

 Basic and diluted net loss
    per common share           $          (.24)     $          (.25)
                               ==================   ==================


6.   CONTINGENCIES
     -------------
On February 22, 1999, Christopher R. Richied ("Richied") filed a complaint with the United States District Court for the Southern District of New York naming Pacific and Binary Therapeutics Inc. ("Binary"), both subsidiaries of the Company, as defendants (the "Complaint"). The Complaint alleged that Pacific and Binary breached obligations to Richied under certain consulting agreements. On August 7, 2000, Pacific and Binary settled the Complaint. In connection with the settlement, the Company received a release from all claims and was not required to pay any remuneration.

7.   RELATED PARTY TRANSACTIONS
     --------------------------
As part of the acquisition of HDC, the Company assumed notes payable in the amount of $330,000, including notes payable to Richard J. Kurtz, a director of the Company and a former shareholder of HDC. On May 31, 2000, the Company paid $243,068 to Mr. Kurtz, consisting of $235,019 of principal plus $8,049 of accrued interest. On September 22, 2000 and October 20, 2000, the Company made final principal and interest payments, respectively, of $55,000 and $3,841, which in the aggregate satisfied the Company's remaining obligation to Mr. Kurtz. During the third quarter, the Company recorded a reduction of $39,741 to goodwill, representing the adjustment of notes payable recorded at acquisition to the aggregate amounts of principal paid.

On June 14, 2000, the Company entered into an agreement with Interneuron Pharmaceuticals, Inc. ("Interneuron") for the out-licensing of PRO 2000 Gel. Glenn L. Cooper, M.D., a director of the Company at the time of the agreement, is the President and Chief Executive Officer of Interneuron. In addition, the principal shareholder of the Company is a shareholder of Interneuron. Pursuant to this agreement, the Company received a payment of $500,000 in June 2000, which is included in other income for the nine months ended September 30, 2000. The Company retains ownership and certain future rights to PRO 2000 Gel under the licensing agreement, including i) provisions for the receipt of additional payments based upon the achievement of certain milestones and ii) royalties from future commercial sales of PRO 2000 Gel, if any. Interneuron has a limited option to purchase the ownership of PRO 2000 Gel. The Company, however, has no further obligation to fund research and development for PRO 2000 Gel.

On October 13, 2000, Pacific entered into an agreement with AOI Pharmaceuticals Inc. ("AOI") to sublicense Pacific's exclusive worldwide patent rights and know-how relating to O6-benzylguanine ("O6"). Michael S. Weiss, Chairman of the Board of Directors of the Company, is the Chairman and Chief Executive Officer of AOI. In addition, the principal shareholder of the Company is a shareholder of an affiliate of AOI. Pursuant to this agreement, Pacific sublicensed all development and licensing rights to AOI in exchange for future royalties on net sales of O6. The agreement also provides for cash payments to Pacific based upon the achievement of certain developmental milestones. In addition, AOI assumed all financial obligations of Pacific relating to its licensing of worldwide patent rights as of the effective date of the agreement.

On October 17, 2000, the Company entered into a non-binding letter of intent to acquire WWH Insurance Services, Inc. ("WWH"). WWH is a privately held national independent distributor of life and health insurance products. WWH conducts business under the trade names SeniorQuote(TM), BancQuote(TM) and Senior Family Care(TM). Philip C. Pauze, a director of the Company, is a director and stockholder of WWH. The acquisition of WWH would broaden the Company's reach into products and services for seniors, beyond that originally anticipated with the acquisition of HDC, whose operations are primarily Web-centric. WWH targets consumers through direct marketing channels; primarily, via cable television programs whose audience meets the demographic profile of WWH's target market. The Company expects to execute a definitive letter of agreement by the end of November 2000, provided that the results of the mutual due diligence reviews presently underway meet with the approval of the Company and WWH. The acquisition will be subject to customary closing conditions as well as the approval of the Company's stockholders.

8.   RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------
In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either

December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
From its inception in 1985 through 1999, HeavenlyDoor.com, Inc. (formerly "Procept, Inc." or the "Company") operated as a biopharmaceutical company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. In March 1999, Procept acquired Pacific Pharmaceuticals, Inc. ("Pacific"), which became a subsidiary of the Company. In January 2000, the Company consummated a major strategic change in its business by acquiring Heaven's Door Corporation ("HDC"), a company that provides business-to-business and business-to-consumer products and services for the funeral service industry over the Internet. Effective with the acquisition of HDC, the Company's name was changed from Procept, Inc. to HeavenlyDoor.com, Inc. The Company expects to expand its business operations, through internal development as well as through strategic alignments and/or potential acquisitions, with a focus on providing a comprehensive package of elder life services for persons 50 years of age or older. The Company has now out-licensed or disposed of all of its biotechnology assets.

RESULTS OF OPERATIONS
From inception through September 30, 2000, the Company has generated no revenues from product sales or services, has not been profitable since inception, and has an accumulated deficit of $130.1 million. During that period, the Company was dependent upon corporate collaborations, equity financing and interest on invested funds to provide the working capital necessary for its research and development activities. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs required to support these efforts. In addition, since the acquisition of HDC, the Company has incurred losses in connection with the development of the Company's Internet business and related marketing activities. The Company expects to continue to incur significant operating losses in connection with its ongoing efforts to develop its current business.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
The Company's total revenue, which is derived from interest income, was $70,000 for the three month periods ended September 30, 2000 and 1999. For the comparative nine month periods ended September 30, 2000 and 1999, interest income was $200,000.

The Company's total operating expenses increased by $1.9 million, to $2.6 million, for the third quarter of 2000 from $700,000 for the comparable period of 1999. Total operating expenses increased to $26.6 million from $11.6 million during the comparative nine month periods ended September 30, 2000 and 1999, respectively, an increase of $15.0 million. During the first quarter ended March 31, 2000, the Company recorded non-cash charges of $19.2 million. These non-cash items included a charge of $14.7 million relating to compensation expense associated with variable stock options, and a $4.5 million charge for the fair value of common stock issued to consultants. In the first quarter of 1999, the Company recorded a non-cash charge of $9.4 million relating to the acquisition of Pacific. These non-cash charges excluded, total operating expenses increased to $7.4 million for the nine months ended September 30, 2000 from $2.2 million during the same period in 1999, an increase of $5.2 million. Components of the changes in total operating expenses are as follows:

Research and development expenses decreased by $300,000 and $100,000 for the three and nine month periods ended September 30, 2000 and 1999, respectively. These decreases in research and development costs were primarily due to the curtailment of expenditures committed to biotechnology activities as the Company divested itself of this business. Such decreases were offset, in part, by costs associated with developing the Company's Internet website in 2000.

Sales and marketing expenses were $400,000 and $800,000 for the three and nine month periods ended September 30, 2000. Sales and marketing expenditures reflect the Company's pursuit of an Internet business strategy and the escalation of sales and marketing activities associated with promoting the Internet web site.

General and administrative expenses increased by $700,000 and $1.7 million for the three and nine month periods ended September 30, 2000, respectively, over comparable periods in 1999. During the third quarter of 2000, the Company concentrated its Internet activities in its New York City location and closed down the former operations of HDC in Florida. Included in third quarter 2000 general and administrative expenses of $900,000 were $200,000 of non-recurring shuttering costs relating to the discontinuance of its Florida operations. For the nine months ended September 30, 2000, general and administrative expenses were $2.9 million, as compared to $1.2 million for the similar period in 1999, an increase of $1.7 million. The year-to-date increase reflects expenditures, which in some cases were redundant, of exiting the Company's bio-pharmaceutical operations in Cambridge, Massachusetts, relocating and consolidating its Internet activities in New York City and shuttering its Florida operations. For the nine months ended September 30, 2000, general and administrative expenditures relating to the bio-pharmaceutical operations were $1.2 million, which reflect the amount expended during the similar period in 1999. The balance of year-to-date 2000 general and administrative expenditures of $1.7 million pertain to the Company's Internet business activities.

Amortization of goodwill resulting from the acquisition of HDC was $1.2 million and $3.3 million for the three and nine month periods ended September 30, 2000, respectively.

The Company recorded a gain of $400,000 in other operating (income) expense for the nine months ended September 30, 2000, primarily from the gain of $300,000 on sales of biotechnology research and development equipment and fixed assets in connection with the shutdown of its biopharmaceutical operations. The Company also reported non-operating other income of $550,000 for the nine months ended September 30, 2000, which is comprised of proceeds of $500,000 received in the second quarter 2000 from its agreement with Interneuron Pharmaceuticals, Inc. for the out-licensing of PRO 2000 Gel and proceeds of $50,000 received in the third quarter 2000 relating to Pacific's assignment of its licensing rights to Periodontal Tissue Monitor ("PTM") as well as all of Pacific's intellectual property rights and assets related to dental technology, including PTM. Under the assignment agreement for PTM, Pacific transferred all of its remaining licensing obligations. In addition, Pacific may further receive a milestone payment, subject to the approval of a PTM product for a particular market.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter and nine months ended September 30, 2000, the Company incurred net losses of $2.5 million and $25.9 million, respectively. The net loss for the nine month period ended September 30, 2000 includes non-cash charges of $14.7 million associated with variable stock options, and $4.5 million for the fair value of common stock issued to consultants. Since the beginning of this year, the Company has used $3.7 million to fund operating activities, as compared to $2.6 million for the same period of 1999. The $1.1 million increase is primarily the result of the Company's increased operating activities associated with developing its new Internet business.

At September 30, 2000, the Company's aggregate cash and cash equivalents were $3.9 million, a net decrease of $100,000 from December 31, 1999. This decrease is primarily attributable to $3.7 million of cash used to fund operations, which was offset by the receipt of $3.1 million in proceeds from the exercise of approximately 1.3 million Class C common stock warrants at a negotiated discount to the contractual exercise price, plus proceeds of $400,000 received from the sale of its investment in Aquila Biopharmaceuticals, Inc. and $100,000 in proceeds from the sale of property and equipment. The $3.7 million of cash used to fund operations is net of $500,000 in proceeds received in connection with the Company's out-licensing of PRO 2000 Gel and $50,000 relating to the assignment of its licensing rights to PTM, respectively.

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

The Company expects that its current funds and interest income will be sufficient to fund the Company's current operations over the next twelve months. Although management continues to pursue additional funding arrangements, no assurance can be given that such financing will be available to the Company. If the Company is unable to generate significant revenue from future operations, or obtain additional revenue in connection with the existing licenses of the Company's biotechnology assets, or secure additional financing, the Company's financial condition will be adversely affected. Further, any potential strategic alignment and/or potential acquisition could affect the Company's liquidity and financing requirements. If additional funds are raised by issuing equity securities, further dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders.

The Company's expectations regarding its rate of spending and the sufficiency of its cash resources over future periods are forward-looking statements. The rate of spending and sufficiency of such resources will be affected by numerous factors including the rate of planned and unplanned expenditures by the Company and the timing of payments received under the licenses of the biotechnology assets. Other important factors that may affect achieving the Company's strategic goals and other forward-looking statements are set forth in Exhibit
99.1 of the Company's 1999 Annual Report on Form 10-K.

The Company's working capital and other cash needs will depend heavily on the amount and timing of the Company's investment in the development and promotion of its Internet business and the timing and structure of payments related to the biotechnology assets.

RELATED PARTY TRANSACTIONS
As part of the acquisition of Heaven's Door Corporation, the Company assumed notes payable in the amount of $330,000, payable to Richard J. Kurtz, a director of the Company and a former shareholder of HDC. On May 31, 2000, the Company paid $243,068 to Mr. Kurtz, consisting of $235,019 of principal plus $8,049 of accrued interest. On September 22, 2000, the Company made a principal payment of $55,000 to Mr. Kurtz in satisfaction of its remaining obligation. Accordingly, the Company recorded a reduction of $39,741 to goodwill, representing the adjustment of notes payable recorded at acquisition to the aggregate amounts of principal paid.

On June 14, 2000, the Company entered into an agreement with Interneuron Pharmaceuticals, Inc. ("Interneuron") for the out-licensing of PRO 2000 Gel. Glenn L. Cooper, M.D., a director of the Company at the time of the agreement, is the President and Chief Executive Officer of Interneuron. In addition, the principal shareholder of the Company is a shareholder of Interneuron. Pursuant to this agreement, the Company received a payment of $500,000 in June 2000, which is included in other income for the nine months ended September 30, 2000. The Company retains ownership and certain future rights to PRO 2000 Gel under the licensing agreement, including i) provisions for the receipt of additional payments based upon the achievement of certain milestones and ii) royalties from future commercial sales of PRO 2000 Gel, if any. Interneuron has a limited option to purchase the ownership of PRO 2000 Gel. The Company, however, has no further obligation to fund research and development for PRO 2000 Gel.

On October 13, 2000, Pacific entered into an agreement with AOI Pharmaceuticals Inc. ("AOI") to sublicense its exclusive worldwide patent rights and know-how relating to O6-benzylguanine ("O6"). Michael S. Weiss, Chairman of the Board of Directors of the Company, is the Chairman and Chief Executive Officer of AOI. In addition, the principal shareholder of the Company is a shareholder of an affiliate of AOI. Pursuant to this agreement, Pacific sublicensed all development and licensing rights to AOI in exchange for future royalties on net sales of O6. The agreement also provides for cash payments to Pacific based upon the achievement of certain developmental milestones. In addition, AOI assumed all financial obligations of Pacific relating to its licensing of worldwide patent rights as of the effective date of the agreement.

On October 17, 2000, the Company entered into a non-binding letter of intent to acquire WWH Insurance Services, Inc. ("WWH"). WWH is a privately held national independent distributor of life and health insurance products. WWH conducts business under the trade names SeniorQuote(TM), BancQuote(TM) and Senior Family Care(TM). Philip C. Pauze, a director of the Company, is a director and stockholder of WWH. The acquisition of WWH would broaden the Company's reach into products and services for seniors, beyond that originally anticipated with the acquisition of HDC, whose operations are primarily Web-centric. WWH targets consumers through direct marketing channels; primarily, via cable television programs whose audience meets the demographic profile of WWH's target market. The Company expects to execute a definitive letter of agreement by the end of November 2000, provided that the results of the mutual due diligence reviews presently underway meet with the approval of the Company and WWH. The acquisition will be subject to customary closing conditions as well as the approval of the Company's stockholders.

RECENTLY ISSUED FINANCIAL AND ACCOUNTING STANDARDS
In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

NASDAQ LISTING
By letter dated August 25, 2000, The Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that, based upon the Company's failure to maintain a minimum bid price of $1.00 for thirty consecutive trading days, the Company's common stock is subject to delisting. In accordance with its bid price rule, Nasdaq provided the Company 90 calendar days, or until November 27, 2000, to regain compliance, or the common stock of the Company will be delisted at the opening of business on November 29, 2000. The Company is entitled to an oral or written hearing to appeal Nasdaq's determination. The Company intends to file a request for a hearing by November 27, 2000, the deadline prescribed by Nasdaq in its notice.

YEAR 2000
During 1998, the Company completed its assessment of the potential impact of the year 2000 on its information technology and non-information technology systems. The year 2000 problem as defined is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs or systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a miscalculation or system failures. Based on the Company's assessment, there is no year 2000 impact on the Company's information technology systems. Operating systems and applications used by the Company are year 2000 compliant. At this time, the Company is not aware of any year 2000 issues relating to its third party vendors. The Company replaced several non-information technology systems. The cost of year 2000 compliant non-technology information systems was approximately $8,000. The Company's most critical uncertainty relates to its third parties' information technology systems not being year 2000 compliant. This may result in inaccurate information from banks, government agencies, contracted research organization, vendors, etc. As of September 30, 2000, the Company had not experienced any adverse effects as a result of the year 2000 problem.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         (a)      Exhibits.
                  --------
                  27.1     Financial Data Schedule.  Filed herewith.

         (b)      Reports On Form 8-K.
                  -------------------

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HEAVENLYDOOR.COM, INC.

                                    (Registrant)


Date:  November 13, 2000            by:  /s/ SALVATORE A. BUCCI
                                    ---------------------------------------
                                         Salvatore A. Bucci
                                         Executive Vice President and
                                         Chief Financial Officer

                                  EXHIBIT INDEX

         EXHIBIT
         NUMBER                DESCRIPTION

         27.1                  Financial Data Schedule.  Filed herewith.