Form 10-K
period 2000-12-31
PALIGENT INC
filed 2001-04-02
CIK 885475

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2000

      Commission File Number:  0-21134

                                  Paligent Inc.
                                  -------------
             (Exact name of registrant as specified in its charter)
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)

           Delaware                                              04-2893483
           --------                                              ----------
(State or other jurisdiction of                              (I.R.S.  Employer
incorporation or organization)                               Identification No.)

369 Lexington Avenue, New York, New York                            10017
----------------------------------------                            -----
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

                                 YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 2001 was $1,342,000.

The number of shares of the registrant's Common Stock outstanding as of March 21, 2001 was 32,490,948.

                      Documents incorporated by reference:

                                      None.

                                     PART I

Note Regarding Forward-Looking Statement

Statements in this Form 10-K that are not statements or descriptions of historical facts are "forward-looking" statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These forward-looking statements can generally can be identified by the use of such terms as "anticipate," "believe," "continue," "expect," "may," "should," or similar variations or the negative thereof. These forward looking statements involve risks and uncertainties, many of which are out of the Company's control and which may affect its future business plans. Factors that may affect the Company's future business plans include: (i) its ability to identify, complete and integrate an acquisition of an operating business; (ii) the viability of the Company's business strategy in connection with an acquisition and its ability to implement such strategy; (iii) its ability to secure financing for its operations; and (iv) its ability to generate revenues sufficient to meet its operating costs. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those discussed herein. The Company's business, operations and financial conditions are subject to the risks, uncertainties and assumptions as of the date of this report. The Company assumes no obligation to update any such forward-looking statements.

Item 1.  Business.

Corporate Summary

Paligent Inc. (formerly HeavenlyDoor.com, Inc. and Procept, Inc.), together with its subsidiaries (collectively, "Paligent" or the "Company"), is currently engaged in evaluating strategic alternatives to maximize value to existing stockholders.

From its inception in 1985 through 1999, the Company operated as a biopharmaceutical company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. In March 1999, the Company acquired Pacific Pharmaceuticals, Inc. ("Pacific"), a company engaged in the development of cancer therapies. In January 2000, the Company consummated a major strategic change in its business by acquiring Heaven's Door Corporation ("HDC"), a company that provided business-to-business and business-to-consumer products and services for the funeral service industry over the Internet. Effective with the acquisition of HDC, the Company's name was changed from Procept, Inc. to HeavenlyDoor.com, Inc. and the name of the Company's subsidiary, Pacific, was changed to Procept, Inc.

Subsequent to the merger with HDC, the Company sold its biopharmaceutical equipment and closed its Cambridge, Massachusetts facility. Concurrently, the Company established new offices in New York City and consolidated its Internet business operations at the new location, closing the Florida office that had been the center of Internet operations for HDC.

Also, subsequent to the merger with HDC, the Company out-licensed two biotechnology compounds, Pro 2000 Gel and O6-Benzylguanine ("O6-BG"), which had been under development by the Company for several years. Notwithstanding the out-licensing, however, the Company retained certain future rights for Pro 2000 Gel and O6-BG. All rights for a third compound, Periodontal Tissue Monitor ("PTM"), were transferred.

Effective with the merger with HDC, the Company pursued an Internet strategy that focused on promoting and facilitating transactions between consumers, funeral industry providers and financing institutions. In this regard, the Company developed a Web-based presence that provided consumers access to information pertaining to the arrangement and handling of pre-arranged funeral contracts. The Company's services to funeral industry providers included the development of customized Web sites that were linked to the Company's Web site, call center capabilities and marketing support.

During the fourth quarter of 2000, the Company decided to discontinue the pursuit of its Internet strategy after a sustained period of deterioration in the technology sector and related capital markets. Shortly thereafter, the Company entered into an agreement to sell all of its Web-based assets and Internet funeral service operations, including the name "HeavenlyDoor.com." On December 31, 2000, the Company changed its name from HeavenlyDoor.com, Inc. to Paligent Inc.

Paligent's Biotechnology Programs

Overview

PRO 2000 Gel

PRO 2000 Gel is under development as a vaginal, topical microbicide designed to provide protection against human immunodeficiency virus ("HIV") infection, as well as other sexually transmitted pathogens (e.g., herpes, chlamydia and gonorrhea infection).

On June 14, 2000, the Company licensed to Interneuron Pharmaceuticals, Inc. ("Interneuron") the exclusive, worldwide rights to develop and market PRO 2000 Gel (see Item 13 - Certain Relationships and Related Transactions). Under the licensing agreement, the Company received an up-front payment of $500,000 and retains certain future rights to PRO 2000 Gel, including (i) provisions for the receipt of additional payments based upon the achievement of certain milestones; and (ii) royalties from future commercial sales of PRO 2000 Gel, if any. Interneuron is responsible for all remaining development and commercialization activities for PRO 2000 Gel and has an option, for a limited period of time, to purchase future royalty rights relating to Pro 2000 Gel.

O6-Benzylguanine

O6-BG is a chemosensitizer that is designed to overcome resistance to a significant class of commonly used chemotherapeutic agents known as O6-alkylating agents. In preclinical animal studies, treatment with O6-BG increased the anti-tumor activity of these agents in brain, colon, and prostate cancers, as well as in melanoma. A Phase II development program began in 1999 and continues to be conducted in accordance with a Cooperative Research and Development Agreement ("CRADA") executed with the National Cancer Institute ("NCI") in August 1998.

On October 13, 2000, Pacific entered into an agreement with AOI Pharmaceuticals Inc. ("AOI") to sublicense its exclusive, worldwide patent rights and know-how relating to O6-BG (see Item 13 - Certain Relationships and Related Transactions) in exchange for future royalties on net sales of O6-BG. The agreement also provides for cash payments to Pacific based upon the achievement of certain developmental milestones. In addition, AOI assumed all financial obligations of Pacific relating to its licensing of worldwide patent rights that are incurred subsequent to the effective date of the agreement. On November 22, 2000, the Company was notified by The Penn State Research Foundation ("PSRF") that the Company was in default of its material obligations under the License Agreement between Pacific and PSRF and that such default invalidates the Company's sublicensing agreement with AOI. The Company believes that PSRF's claims are without merit. The Company and PSRF are engaged in on-going discussions toward a satisfactory resolution of the issues involved.

Periodontal Tissue Monitor

Paligent held the rights to a proprietary diagnostic test of periodontitis, known as PTM. PTM is an eye-readable, chairside, disposable test designed for use within the dental office to assist practitioners (dentists and periodontists) in the diagnosis of periodontitis and in the monitoring of the effectiveness of their efforts to treat the disease. The PTM works by identifying the enzyme AST, which is found in crevicular fluid when cells die.

In June 1997, Pacific received approval from the United States Food and Drug Administration ("FDA") to begin commercial sales and distribution in the United States of the PTM product. Pacific also had two distribution agreements with Steri-Oss, Inc. for the exclusive distribution of PTM worldwide, except in Japan. There were no significant sales under the distribution agreements. In addition, in 1998, Nobel Biocare AB acquired Steri-Oss, Inc. and decided to terminate the agreement.

During the third quarter 2000, Pacific assigned its licensing rights to PTM, as well as all of Pacific's intellectual property rights and assets related to dental technology, including PTM, to Shofu, Inc., of Japan in exchange for $50,000 and a future milestone payment, which is conditioned upon the adoption of a PTM product by Japan's National Health Care System. Under the assignment agreement for PTM, Pacific transferred all of its remaining licensing obligations.

Biotechnology Drug Development Programs Under Out-License

PRO 2000 Gel: A Microbicide to Prevent HIV and Sexually Transmitted Disease ("STD") Infection

PRO 2000 Gel is a topical microbicide designed to prevent the sexual transmission of HIV and other STD pathogens.

HIV infection usually leads to AIDS, a severe, life-threatening impairment of the immune system. The World Health Organization estimates that 4.7 million new adult HIV infections were acquired worldwide in 1999, the majority through heterosexual intercourse. Heterosexual contact has also become the most common route of HIV infection in U.S. women. Other STDs, such as genital herpes, chlamydia and gonorrhea can lead to serious complications, especially in women, and can increase the risk of HIV infection. Based on estimates by The Kaiser Family Foundation and The World Health Organization, there are 15 million new STD cases each year in the U.S. and more than 340 million worldwide. Topical microbicides represent a new class of protective substance that are designed to be applied vaginally before sexual contact. Topical microbicides have the potential to offer an appealing, female-controlled alternative to condoms, the only products currently known to prevent HIV transmissions.

The Company believes that PRO 2000 Gel is ideally suited for use as a topical microbicide. Laboratory studies have shown that the drug is active against HIV, herpes simplex virus, chlamydia and the bacteria that cause gonorrhea. Moreover, in government sponsored tests, vaginally applied PRO 2000 Gel was shown to be efficacious in a mouse model for genital herpes infection and a monkey model for vaginal HIV infection. The product is also highly stable, odorless and virtually colorless. PRO 2000 Gel differs from nonoxynol-9-containing spermicides, which have failed to provide protection against HIV infection in previous human clinical trials.

In October 2000, dosing and follow-up for a Phase 1/Phase 2 clinical trial of PRO 2000 Gel was completed by the NIH at sites in the U.S. and South Africa. This study was designed to assess safety and acceptability in healthy, sexually active women and HIV-infected sexually abstinent women. No serious adverse events were reported, and a full analysis of the data is underway. Previous Phase 1 studies conducted in Europe (with support from the Medical Research Council of the United Kingdom) showed a promising safety and acceptability profile for the drug in healthy, sexually abstinent women. Phase 1 studies to evaluate the safety of male exposure are planned for early 2001, and a European Commission-funded Phase 2 safety trial in at-risk African women is scheduled to begin later this year.

No comparable product to prevent sexually transmitted infections has been approved for use in the U.S., Europe or Japan. Marketed vaginal spermicides containing the detergent nonoxynol-9 have been found to be ineffective at reducing HIV transmission, and may actually increase the risk of infection. Approximately 60 new substances are being evaluated for this indication, but the Company believes only a few have reached the stage of development of PRO 2000 Gel. These include BufferGel by Reprotect, LLC, Savvy by Biosyn, Inc., Emmelle by ML Laboratories, PLC, Carraguard by The Population Council, and cellulose sulfate gen by The CONRAD Program.

Interneuron is responsible for providing adequate amounts of PRO 2000 Gel for use in government-sponsored clinical trials. Interneuron is also dependent upon third-party contractors for the manufacture and delivery of these supplies in accordance with current U.S. Good Manufacturing Practices regulations. Interneuron intends to seek a partner for commercial manufacture, marketing and distribution of the product.

O6-Benzylguanine: A Chemosensitizer to Enhance Chemotherapy

Pacific's wholly owned subsidiary, BG Development Corp. ("BGDC"), holds an exclusive, worldwide license from PSRF and others for O6-BG, a series of related compounds and a gene therapy that the Company believes will enhance the effectiveness of a class of currently used chemotherapeutic agents known as O6-alkylating agents.

O6-BG and related compounds are small molecules for intravenous administration in the treatment of cancer. The Company believes O6-BG to be capable of destroying the resistance of cancer cells to a class of chemotherapeutic agents, O6-alkylating agents. The Company believes that the effectiveness of alkylating chemotherapeutic agents against various tumors such as brain, prostate, colon cancers, melanoma and lymphoma is limited due to the ability of tumor cells to repair the DNA damage caused by the O6-alkylating agents, because the DNA repair protein, O6-alkylguanine-DNA alkyltransferase ("AGT"), protects tumor cells by repairing the tumor cell DNA. The Company believes that O6-BG inactivates the AGT protein in a variety of cancers thereby overcoming resistance to the O6-alkylating agents.

The treatments for most cancers include surgery, radiation therapy and/or chemotherapy. O6-alkylators are chemotherapeutic agents that are primarily used to treat brain cancer, melanoma, lymphoma and certain gastrointestinal cancers. They include carmustine ("BCNU"), lomustine ("CCNU"), dacarbazine ("DTIC"), procarbazine, fomustine, and temozolomide. CCNU, fomustine and DTIC remain important in the chemotherapeutic treatment of brain cancer and advanced melanoma. Procarbazine has become an important agent in the treatment of Hodgkin's disease and brain tumors. Temozolomide has shown potential for the treatment of lymphomas, melanoma and brain tumors. In general, although there are a small percentage of patients who have achieved long-term remission; the O6-alkylators are generally not considered curative. The critical factor contributing to the poor prognosis is the resistance of cancers to the chemotherapeutic agents.

Tumor cells display a variety of mechanisms of resistance to many drugs. Alkylating agents act by causing damage to the DNA by binding to the O6-position of guanine on the DNA strand. AGT is believed to play a significant role in cancer resistance to the O6-alkylators by removing this chemical bond. In a recent study published in the November 9, 2000 issue of The New England Journal of Medicine, it was shown that glioma patients with naturally inactive AGT had a response rate of approximately 60% to BCNU therapy versus a response rate of approximately 4% for those patients that had active AGT. It was also shown that approximately 60% of these patients had active AGT and therefore made virtually all of these patients resistant to BCNU therapy. Additionally, a published study in which 226 patients with brain cancer (high-grade astrocytoma) receiving BCNU therapy showed that the patients with low levels of AGT responded better to treatment and had increased survival relative to patients with high levels of AGT. Conversely, the patients with high levels of tumor AGT protein had poor disease prognosis. Since it appears that O6-BG temporarily destroys AGT, the Company believes that O6-BG may reduce the resistance that is commonly observed in cancer cells following treatment with O6-alkylating agents.

O6-alkylating agents such as BCNU and CCNU are believed to cause a number of different damages to the tumor DNA, including an interstrand cross-link between guanine and cytosine (building blocks of DNA) on the opposite strand. The Company believes that there is a strong correlation between the number of strand cross-links and tumor cells killed. AGT protein protects tumor cells from damage by removing the damage from the O6-position of guanine. The Company believes that there are no other proteins involved in the repair process, and that the AGT protein is inactivated in the repair process. The Company believes that O6-BG binds to the AGT protein, thereby blocking the tumor DNA repair and believes that inactivation of the AGT protein in a variety of human tumors by non-toxic doses of O6-BG could render these tumors more sensitive to the cytotoxic effects of O6-alkylating agents.

Results of in vitro testing have led to an evaluation of O6-alkylating agents in animal tumor models. Upon administration of O6-BG to mice carrying two different human brain tumors prior to the administration of BCNU, 80% and 100% tumor regression was observed compared to 0% and 10% suppression in animals treated with BCNU alone. Combinations of O6-BG and BCNU were also found to be effective in mice bearing human colon cancers, showing 96% tumor regression compared to 35% tumor regression with BCNU alone. Growth inhibition was also observed in a rat prostate model after treatment with O6-BG and BCNU, but was not observed in animals treated with BCNU alone.

A Phase I clinical trial of O6-BG has been completed at Duke University ("Duke"). The Company believes that the study has shown that O6-BG, injected intravenously, crosses the blood-brain barrier and effectively blocks the activity of human brain tumor AGT protein. The Company also believes that the study at Duke has demonstrated O6-BG to be nontoxic when administered alone, and to be effective in inhibiting over 90% of AGT activity in brain cancer specimens surgically removed from patients 18 hours after the intravenous administration of O6-BG. Three other Phase I clinical studies at the University of Chicago, Case Western Reserve University ("CWRU") and Duke University Medical Center have examined the use of O6-BG in combination with BCNU in brain, colon and renal cancer. In these studies, O6-BG was administered over a one-hour period by intravenous infusion, followed by an infusion of BCNU one hour after completion of the O6-BG infusion. The NCI of the NIH is sponsoring the trials under the CRADA executed between the NCI and Pacific. From these studies, which involved patients who had failed other cancer therapies, an O6-BG/BCNU dose of 120/40 mg/m2 was chosen as the initial Phase II dose. Preliminary clinical response data for the Phase I trial conducted at CWRU was presented by Dr. Timothy P. Spiro at the 1999 Annual Meeting of the American Society of Clinical Oncology. One metastatic colon carcinoma patient achieved a sustained partial response for 13 months after failing other therapies. A second patient with carcinoma of unknown primary had sustained stable disease for 20 months. The Phase I trials have successfully demonstrated the safety of O6-BG. Through the CRADA, Johns Hopkins University Medical Scool and Duke are conducting three Phase II clinical studies in brain cancer utilizing O6-BG in combination with the Gliadel Wafer, BCNU and temozolomide, respectively. The NCI and many investigators continue to support the clinical development of O6-BG for a variety of cancer indications in a series of additional Phase I and Phase II clinical studies.

Standard therapy with O6-alkylating chemotherapeutic agents commonly results in bone marrow suppression. Through the O6-BG license, the Company has also acquired a proprietary gene therapy that may result in the production of an altered AGT protein in bone marrow cells. A gene for an altered AGT protein is introduced to the bone marrow hematopoietic stem cells in vitro, followed by the introduction of the modified stem cells to the host. The Company believes that the concomitant use of an O6-alkylating agent plus O6-BG in the presence of the altered AGT protein may result in reduced resistance of the cancer cells with less toxicity to the bone marrow.

In addition to O6-BG, the Company's collaborators have tested a considerable number of additional compounds for AGT protein inactivation. The Company believes that a number of next generation compounds are effective in inhibiting the activity of tumor AGT protein. The Company also believes that it has a proprietary interest in these compounds. The Company believes that it is possible that these compounds will offer complementary properties to that of O6-BG in further abrogation of cancer resistance to O6-alkylating agents.

Four patents including the composition of matter and use for O6-BG and related compounds have been issued to PSRF and licensed to the Company. Four additional applications provide protection for the next generation compounds. A patent application currently under prosecution is intended to provide protection for the use of gene therapy to introduce AGT mutant into the stem cells.

In September 1998, the Company paid Penn State $150,000 as an up-front licensing fee. Penn State will also be due (i) a royalty on sales of licensed products;
(ii) certain performance-based milestones; and (iii) a non-refundable, minimum annual royalty equal to $75,000 per year creditable against future milestone payments and third party payments, subject to certain deferrals. The licensing agreement gave Pacific the option to fulfill up to 75% of its obligations, to pay minimum annual royalties or performance milestones through the issuance of a number of shares of its common stock equal to the cash value of such payments.

Under the terms of the CRADA, the NIH will conduct research involving O6-BG and will make available to the Company (i) NIH clinical data relating to any potential products incorporating O6-BG developed or generated by NIH prior to the date of the CRADA; and (ii) all subsequent data developed under the CRADA. The Company is required to pay the NIH $125,000 per year for five years, payable in quarterly installments. Pursuant to the agreement with AOI, the Company is entitled to reimbursement for such costs beginning on the effective date of its agreement with AOI.

Patents and Proprietary Technology

The Company's policy is to protect its technology by, among other things, filing or causing to be filed on its behalf, patent applications for technology relating to the development of its business.

The Company believes its copyrights, service marks, trademarks, trade dress, trade secrets, proprietary technology and similar intellectual property are critical to the success of the biotechnology under out-license. The Company relies on trademark, copyright and trade secret protection in conjunction with confidentiality and/or license agreements with its employees, consultants, partners and others to protect its proprietary rights. To protect its right to and to maintain the confidentiality of trade secrets and proprietary information, the Company requires employees, consultants and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with the Company. These agreements prohibit the disclosure of confidential information to anyone outside the Company and require disclosure and assignment to the Company of ideas, developments, discoveries and inventions made by employees, consultants, advisors and collaborators.

The Company's ability to compete effectively with other companies will depend, in part, on the ability of the Company, or its licensees, to maintain the proprietary nature of its technology. Although the Company has been granted, has filed applications for and has licensed a number of patents in the United States and foreign countries, there can be no assurance as to the degree of protection offered by these patents, as to the likelihood that pending patents will be issued or as to the validity or enforceability of any issued patents.

Competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with the Company's, or its licensee's, ability to make and sell its products. There can be no assurance that other third parties will not assert infringement claims against the Company, or its licensees, or that such claims will not be successful. There can also be no assurance that competitors will not infringe the Company's patents. Further, with respect to licensed patents, the defense and prosecution of patent suits may not be in the Company's, or its licensee's, control.

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

Government Regulations

Regulations imposed by federal, state and local authorities, as well as their counterparts in other countries, are a significant factor in the conduct of the research, development, manufacturing and marketing activities for proposed pharmaceutical products.

Before testing of any compounds with potential therapeutic value in human test subjects may begin, stringent government requirements for preclinical data must be satisfied. This data, obtained both from in vivo studies and in vitro studies, is submitted in an Investigational New Drug Application or its equivalent in countries outside the United States where clinical studies are to be conducted.

All data obtained from a comprehensive development program is submitted in New Drug Application or Product License Application to the FDA and the corresponding agencies in other countries for review and approval.

In addition to the regulations relating specifically to product approval, there are other laws and regulations regarding laboratory and manufacturing working conditions, handling and disposition of potentially hazardous material, and use of laboratory animals. In many markets, effective commercialization also requires inclusion of the product in national, state, provincial or institutional formularies or cost reimbursement systems.

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

Competition

The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. Competitors in these industries, in the United States and abroad, are numerous and include, among others, major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Competition may increase further as a result of potential advances in the commercial application of biotechnology and greater availability of capital for investment in these fields. Acquisitions of competing companies and potential competitors by large pharmaceutical companies or others could enhance financial, marketing and other resources available to such competitors. As a result of academic and government institutions becoming increasingly aware of the commercial value of their research findings, such institutions are more likely to enter into exclusive licensing agreements with commercial enterprises, including competitors of the Company, or its licensees, to market commercial products. There can be no assurance that such competitors will not succeed in developing technologies that are more effective than the out-licensed biotechnology programs of the Company, or render such technologies obsolete and non-competitive, or succeed in obtaining FDA or other regulatory approvals for products more rapidly.

Employees

As of March 1, 2001, the Company employed 2 full-time and no part-time employees. The Company also utilizes independent contractors to perform various functions for the Company. The Company's employees are not represented by a labor union. The Company regards its employee relations to be satisfactory.

Item 2. Properties.

The Company's offices are located at 369 Lexington Avenue, 10th Floor, New York, New York. The Company leases 5,150 square feet under a five-year lease that commenced in July 2000.

Item 3. Legal Proceedings.

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

On October 23, 1997, Commonwealth Associates ("Commonwealth") filed a complaint with the United States District Court for the Southern District of New York naming the Company as a defendant. On February 9, 1999, the Company and Commonwealth reached an agreement in principle to settle this matter whereby Commonwealth agreed to dismiss the suit in return for payment of $45,000 in cash and 36,785 shares of Common Stock. In early 1999, the Company made these payments.

Item 4. Submission of Matters to a Vote of Securityholders.

No matters were submitted to a vote of securityholders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

From February 17, 1994, the date of the Company's initial public offering, until March 26, 1998, the Company's common stock ("Common Stock") was quoted on the Nasdaq National Market under the symbol "PRCT." From March 27, 1998 through January 27, 2000, the Company's common stock was quoted on the Nasdaq SmallCap Market under the symbol "PRCT." Effective with the merger of HDC on January 28, 2000, and until January 3, 2001, the Company's shares were quoted on the Nasdaq SmallCap Market under the trading symbol "HVDC." On January 3, 2001, the Company received a letter from The Nasdaq Stock Market, Inc. ("Nasdaq") informing the Company that the Nasdaq Listing Qualifications Panel had determined to delist the Company's securities from the Nasdaq SmallCap Market, effective with the open of business on January 4, 2001 (see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - "Nasdaq Listing"). The Company's securities began to trade on the OTC Bulletin Board on that date under the symbol "HVDC" until January 9, 2001. In connection with the name change to Paligent, the Company's trading symbol was changed to "PGNT," under which symbol the Company's securities have traded since January 10, 2001.

The following table sets forth the range of high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market and the Nasdaq SmallCap Market for the periods indicated below.

                                                 High                    Low
                                                 ----                    ---
      2000
      Fourth Quarter                            $0.50                   $0.06
      Third Quarter                             $1.22                   $0.31
      Second Quarter                            $3.63                   $0.66
      First Quarter                             $7.41                   $2.56

      1999
      Fourth Quarter                            $3.68                   $1.38
      Third Quarter                             $2.28                   $1.13
      Second Quarter                            $2.50                   $1.38
      First Quarter                             $4.50                   $2.00

As of March 21, 2001, there were 535 holders of record. On March 21, 2001, the closing price reported on the OTC Bulletin Board for the Common Stock was $0.08.

Dividend Policy

The Company has never paid cash dividends on its common stock and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain any future earnings for use in its business.

Item 6.  Selected Financial Data.

The selected financial data set forth below as of December 31, 2000 and 1999 and for each of the three years ended December 31, 2000, 1999 and 1998 are derived from the Company's financial statements included elsewhere in this Report, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data set forth below as of December 31, 1998, 1997 and 1996 and for the years ended December 31, 1997 and 1996 are derived from audited financial statements not included in this Report. This data should be read in conjunction with the Company's financial statements and related notes thereto (contained in Item 14 of this Report) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this Report.

                             SELECTED FINANCIAL DATA

                                                                YEARS ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------
                                             2000           1999           1998           1997          1996
                                         -----------    -----------    -----------    -----------    -----------
                                                          (in thousands, except share data)
Statement of operations data:
Revenues                                 $       254    $       280    $       330    $       781    $     2,277
                                         -----------    -----------    -----------    -----------    -----------
Costs and expenses:
   Research and development(1)                 4,696          1,320          1,990          6,619          9,925
   Sales and marketing                         1,135             --             --             --             --
   General and administrative(1) (2)          23,409          3,881          1,610          2,715          3,176
   Impairment of goodwill(2)                  20,031             --             --             --             --
   Charge for purchased in-process
     research and development(3)                  --          9,406             --             --             --
   Restructuring charges(4)                       --             --            225            460            273
                                         -----------    -----------    -----------    -----------    -----------
     Total costs and expenses                 49,271         14,607          3,825          9,794         13,374
                                         -----------    -----------    -----------    -----------    -----------
Loss from operations                         (49,017)       (14,327)        (3,495)        (9,013)       (11,097)
Other income (expense)                         1,032             34            204            (40)          (139)
                                         -----------    -----------    -----------    -----------    -----------
Net loss                                     (47,985)       (14,293)        (3,291)        (9,053)       (11,236)
Less: Incremental charge associated
   with the conversion of the minority
   interest in a subsidiary, net(5)               --           (502)            --             --             --
Dividends on preferred stock(6)                   --             --             --         (4,217)            --
                                         -----------    -----------    -----------    -----------    -----------
Net loss applicable to
   common shareholders                   $   (47,985)   $   (14,795)   $    (3,291)   $   (13,270)   $   (11,236)
                                         ===========    ===========    ===========    ===========    ===========

Basic and diluted loss per share         $     (1.55)   $     (1.36)   $     (1.40)   $    (63.68)   $    (68.16)
                                         ===========    ===========    ===========    ===========    ===========

Weighted average number of
     common shares outstanding            30,916,918     10,907,251      2,347,245        208,371        164,836
                                         ===========    ===========    ===========    ===========    ===========

                                                                    AS OF DECEMBER 31,
                                         -----------------------------------------------------------------------
                                             2000           1999           1998           1997          1996
                                         -----------    -----------    -----------    -----------    -----------
                                                                      (in thousands)
Balance sheet data:
Cash and cash equivalents                $     2,972    $     4,075    $     2,885    $       535    $     1,962
Marketable securities                             --             --          2,004             --          4,002
Total assets                                   3,512          4,947          6,188          2,168          8,917
Capital lease obligations, net of
   current portion and other
   non-current liabilities                        72             82            186            355            456
Total shareholders' equity                     2,755          4,211          5,397            260          6,316
Common stock dividends                            --             --             --             --             --

------------------
(1) Includes compensation charges associated with stock options. During 1998 and 1999, the Company granted stock options to certain employees, directors and consultants with the contractual rights (the "Contractual Rights") contained in the unit offering (the "Variable Options"), whereby the Company sold an aggregate of 1,960,500 shares of Common Stock in January February and April 1998 together with five-year Class C Warrants to purchase 1,960,500 shares of Common Stock at an exercise price of $5.00 per share (the "1998 Offering"). The Contractual Rights require contingent additional issuances of Common Stock to the purchasers (x) based on the market price on April 9, 1999 (the "Contractual Reset Rights"); (y) in the event of future dilutive sales of securities (the "Contractual Anti-Dilution Rights"); and (z) as a dividend substitute beginning October 1999 and each six months thereafter (the "Contractual Dividend Rights") (see Note 5 - Notes to Consolidated Financial Statements). The Variable Options had an initial exercise price of $5.00 per share. As the number of options and the associated exercise price were subject to adjustment and not fixed at the grant date, these stock options were accounted for under variable stock option accounting. Accordingly, the Variable Options were revalued on a quarterly basis by measuring the difference between the current exercise price and the fair market value of the Common Stock on the respective balance sheet date. There were no charges in 1998 or in the first three quarters of 1999, since the fair market value of the Common Stock was less than the then current exercise price with respect to the Variable Options.

      During 1999, the number and the exercise price of the Variable Options were adjusted according to the Contractual Rights of the 1998 Offering. As a result, the Company granted 819,064 additional options and the associated exercise price of the Variable Options was reduced from $5.00 per share to $2.11 per share. As a result, the Company recorded a $2.5 million non-cash compensation charge during fiscal 1999, representing the earned portion of the $4.6 million total compensation charge. Of the $2.5 million charge recorded in 1999, $2.3 million was allocated to general and administrative expenses. The balance of $200,000 was allocated to research and development costs. There were no charges in 1998 since the fair market value of the Common Stock was less than the then current exercise price with respect to the Variable Options.

      On January 28, 2000, concurrent with the merger with HDC, the Company granted an additional 1,004,224 options and further reduced the exercise price from $2.11 per share to $1.56 per share with respect to the Variable Options. The Board of Directors also accelerated the vesting of the Variable Options in connection with the merger with HDC. As part of the merger with HDC, the Company issued approximately 3.9 million shares of Common Stock to terminate the Contractual Rights that were contained in the 1998 Offering. After the termination of the Contractual Rights, the number of options and the associated exercise price of the Variable Options became fixed and accounted for accordingly. As a consequence, a compensation charge of $14.7 million was recorded in fiscal 2000 resulting from the final revaluation under variable plan accounting and the acceleration of the vesting of the Variable Options. During fiscal 2000, the Company also recorded a compensation charge of $4.5 million relating to the fair value of Common Stock issued to consultants. Of the aggregate $19.2 million of non-cash compensation charges recorded in fiscal 2000, $15.4 million was allocated to general and administrative expenses and $3.8 million was allocated to research and development costs.

(2) Amortization and impairment of goodwill. In January 2000, the Company recorded goodwill of $24.5 million, representing the excess cost over the fair value of net liabilities acquired in the HDC merger. During fiscal 2000, the Company amortized $4.5 million of such goodwill, which is included in general and administrative expenses. In connection with the Company's decision in December 2000 to discontinue the pursuit of its Internet strategy and to sell its Internet service operations and Web-based assets, the Company recorded a charge of $20.0 million as an impairment of goodwill, representing the remaining unamortized balance of goodwill relating to the HDC merger.

(3) Charge for purchased in-process research and development. On March 17, 1999, the Company completed the acquisition of Pacific. The aggregate purchase price of approximately $12.2 million (including assumed liabilities of $5.7 million) was allocated to the acquired tangible and intangible assets based upon their estimated fair values. The $9.4 million charge for in-process research and development represents the value assigned to the Pacific programs that were still in the development stage for which there was no alternative future use.

(4) Restructuring charges. In September 1996, the Company implemented a restructuring plan that resulted in the elimination of 20 positions, mostly from the research organization, incurring a charge of $273,000. In July 1997, the Company reduced staffing in its research organization through the elimination of six senior positions, incurring a charge of $460,000 for the year ended December 31, 1997. In January 1998, the Company reduced its staff to thirteen people, incurring a charge of $225,000 for the year ended December 31, 1998.

(5) Charge associated with the conversion of the minority interest in a subsidiary, net. On June 30, 1999, the Company issued 2,773,575 shares of Common Stock and 924,525 Class D Warrants to purchase Common Stock to convert the minority interest in BGDC. The $502,000 charge represents the fair value of the shares plus the fair value of the warrants less the book value of the BGDC minority interest.

(6) Dividends on the Company's preferred stock. In 1997, the Company recorded a preferred stock dividend in the amount of $4.2 million, which reflects the intrinsic value of the beneficial conversion feature based upon the difference between the $26.25 per share fair market value of the Common Stock on the date of issuance and the $10.90 per share adjusted conversion price.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

From its inception in 1985 through 1999, the Company operated as a biopharmaceutical company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. In March 1999, the Company completed its merger with Pacific, a company engaged in the development of cancer therapies. In January 2000, the Company consummated a major strategic change in its business by acquiring HDC, a company that provided business-to-business and business-to-consumer products and services for the funeral service industry over the Internet. Effective with the acquisition of HDC, the Company's name was changed from Procept, Inc. to HeavenlyDoor.com, Inc.

During the fourth quarter of 2000, the Company decided to discontinue the pursuit of its Internet strategy after a sustained period of deterioration in the technology sector and related capital markets. Shortly thereafter, the Company entered into an agreement to sell all of its Web-based assets and Internet funeral service operations, including the name "HeavenlyDoor.com." On December 31, 2000, the Company changed its name from HeavenlyDoor.com, Inc to Paligent Inc. The Company is currently evaluating strategic alternatives and is looking for new growth areas to maximize value to existing stockholders.

Results of Operations

From inception through December 31, 2000, the Company has generated no revenues from product sales or services, has not been profitable, and has an accumulated deficit of $152.2 million. During that period, the Company was dependent upon corporate collaborations, equity financing and interest on invested funds to provide the working capital necessary for its research and development activities. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs required to support these efforts. In addition, since the acquisition of HDC, the Company has incurred losses in connection with the development of the Company's Internet business and related marketing activities. The Company expects to incur additional losses as it considers its strategic alternatives, including potential business investment.

Year ended December 31, 2000 as compared to the year ended December 31, 1999

The Company's total revenue, which is derived from interest income, was $300,000 for each of the years ended December 31, 2000 and 1999.

The Company's total operating expenses increased to $49.3 million during the year ended December 31, 2000 from $14.6 million for the year ended December 31, 1999, an increase of $34.7 million. During fiscal 2000, the Company recorded non-cash charges of $43.7 million, consisting of (i) $24.5 million of amortization and impairment of goodwill recorded in connection with the acquisition of HDC; and (ii) an aggregate of $19.2 million of non-cash compensation charges, including $14.7 million relating to compensation expense associated with variable stock options and a $4.5 million charge for the fair value of Common Stock issued to consultants. During fiscal 1999, the Company recorded non-cash charges of $11.9 million, including $9.4 million relating to the acquisition of Pacific and a $2.5 million charge relating to compensation expense associated with variable stock options. These non-cash charges excluded, total operating expenses increased to $5.6 million from $2.7 million in the years ended December 31, 2000 and 1999, respectively, an increase of $2.9 million.

Research and development costs increased by $3.4 million, to $4.7 million in fiscal 2000 from $1.3 million in fiscal 1999. Research and development costs include $3.8 million and $200,000 of non-cash compensation charges in the years ended December 31, 2000 and 1999, respectively. Excluding the non-cash charges, research and development costs decreased by $200,000, to $900,000 in the year ended December 31, 2000 from $1.1 million in the similar period in 1999. This decrease in research and development costs is comprised of a $400,000 reduction in expenditures relating to biotechnology activities, partly offset by $200,000 of costs associated with developing the Company's Internet web site in 2000.

Sales and marketing expenses were $1.1 million for the year ended December 31, 2000. Sales and marketing expenditures reflect costs associated with the Company's pursuit of an Internet business strategy and related sales and marketing activities associated with promoting the Internet web site.

General and administrative expenses increased by $19.5 million, to $23.4 million in fiscal 2000 from $3.9 million in fiscal 1999. General and administrative expenses include $15.4 million of non-cash compensation charges and $4.5 million of goodwill amortization in the year ended December 31, 2000 and $2.3 million of non-cash compensation charges in the year ended December 31, 1999. Excluding the non-cash charges, general and administrative expenses increased to $3.5 million in fiscal 2000 from $1.6 million during the comparable period in 1999, an increase of $1.9 million. This increase includes costs incurred to (i) exit the Company's biopharmaceutical operations in Cambridge, Massachusetts; (ii) relocate and consolidate the Company's business activities in New York City; and
(iii) close the Company's Florida operations, where the Company conducted its Internet business operations prior to the establishment of its New York City office. For the twelve months ended December 31, 2000, general and administrative expenses relating to the biopharmaceutical operations were $1.2 million, as compared to $1.6 million during the similar period in 1999, a decrease of $400,000. This decrease relates primarily to the absence of biotechnology related general and administrative costs in the fourth quarter of 2000. The balance of fiscal 2000 general and administrative expenditures of $2.3 million, pertain to the Company's Internet business activities.

Impairment of goodwill reflects a charge of $20.0 million relating to the balance of unamortized goodwill at the time of the Company's decision to discontinue the pursuit of its Internet strategy and to sell all of its Internet service operations and Web-based assets in December 2000.

The Company recorded a net gain of $1.0 million in other income for the year ended December 31, 2000, consisting of (i) $500,000 relating to the agreement with Interneuron for the out-licensing of PRO 2000 Gel; (ii) $200,000 of gain on the sale of investment in Aquila Pharmaceuticals, Inc. ("Aquila"); (iii) $150,000 on sales of biotechnology research and development equipment and fixed assets in connection with the shutdown of its biopharmaceutical operations; (iv) $100,000 relating to the sale of the Company's Internet operations and Web-based assets; and (v) $50,000 relating to Pacific's assignment of its licensing rights to PTM, as well as all of Pacific's intellectual property rights and assets related to dental technology, including PTM.

Year ended December 31, 1999 as compared to the year ended December 31, 1998

The Company's total revenues decreased to $280,000 for the year ended December 31, 1999 from $330,000 during the comparable period of 1998. The $50,000 decrease resulted primarily from the expiration of the Sponsored Research Agreement with VacTex, Inc. offset by an increase in interest income. Interest income increased to $280,000 for the year ended December 31, 1999 from $220,000 for the comparable period of 1998. The $60,000 increase in interest income resulted from additional cash balances available for investment during the year ended December 31, 1999.

The Company's total operating expenses increased to $14.6 million for the year ended December 31, 1999 from $3.8 million for the comparable period in 1998. The $10.8 million increase primarily resulted from a $9.4 million in-process research and development charge associated with the acquisition of Pacific, and a $2.5 million compensation charge associated with the revaluation of the Variable Options. Without these charges, total operating expenses decreased to $2.7 million for the year ended December 31, 1999 from $3.8 million for the comparable period of 1998, a decrease of $1.1 million.

Research and development costs decreased by $700,000, to $1.3 million in fiscal 1999 from $2.0 million in fiscal 1998. Research and development costs include a non-cash compensation charge of $200,000 in the year ended December 31, 1999. Excluding the non-cash charge, research and development costs decreased by $900,000, to $1.1 million for the year ended December 31, 1999 from $2.0 million for the comparable period in 1998. The $900,000 decrease primarily resulted from a decline in personnel in the Company's biotech research and development organization and their related costs.

General and administrative expenses increased by $2.3 million, to $3.9 million in fiscal 1999 from $1.6 million in fiscal 1998. General and administrative expenses include a non-cash compensation charge of $2.3 million for the year ended December 31, 1999. Excluding the non-cash charge, general and administrative expenses were $1.6 million for each of the years ended December 31, 1999 and 1998.

During fiscal 1998, the Company terminated work on all research programs other than PRO 2000 Gel and underwent a significant downsizing, reducing its staff to thirteen people. This resulted in a restructuring charge of $200,000 relating to termination benefits. The Company also recorded in fiscal 1998, a gain of $200,000 from the sale of research and development equipment, which is included in other income.

In fiscal 1999, the Company incurred a $500,000 non-cash charge associated with the purchase of the minority interest in BGDC.

Liquidity and Capital Resources

Since disposing of its Internet assets and related operations in December 2000, the Company has significantly reduced its operating costs. At its current rate of spending, the Company expects that its current funds and interest income will be sufficient to fund the Company's current operations beyond the next twelve months while the Company evaluates strategic alternatives, including potential business investments and related financing. No assurance can be given that such financing will be available to the Company. If the Company is unable to generate significant revenue from future operations, or obtain additional revenue in connection with the existing licenses of the Company's biotechnology assets, or secure additional financing, the Company's financial condition will be adversely affected. Further, any potential strategic alignment and/or potential acquisition could affect the Company's liquidity and financing requirements. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

The Company's expectations regarding its rate of spending and the sufficiency of its cash resources over future periods are forward-looking statements. The rate of spending and sufficiency of such resources will be affected by numerous factors including the rate of planned and unplanned expenditures by the Company and the timing of payments received under the sublicenses of the biotechnology assets.

Year ended December 31, 2000 as compared to the year ended December 31, 1999

Since its inception through December 31, 2000, the Company has financed its operations from the issuance of $71.4 million of its securities, the receipt of $29.4 million under collaborative research agreements and $3.5 million in interest income.

For the year ended December 31, 2000, the Company incurred a net loss of $47.9 million. The net loss for fiscal 2000 reflects non-cash charges of $43.7 million, including $24.5 million of amortization and impairment of goodwill recorded in connection with the acquisition of HDC, a charge of $14.7 million relating to compensation expense associated with variable stock options and a $4.5 million charge for the fair value of Common Stock issued to consultants.

During the year ended December 31, 2000, the Company used $4.6 million to fund operating activities, as compared to $3.5 million during the year ended December 31, 1999. The $4.6 million of cash used to fund operations is net of $500,000 in proceeds received in connection with the Company's out-licensing of PRO 2000 Gel and $50,000 relating to the assignment of its licensing rights to PTM. The net increase of $1.1 million in operating cash outflow is primarily the result of the Company's increased operating activities associated with developing the Internet business.

At December 31, 2000, the Company's aggregate cash and cash equivalents were $3.0 million, a net decrease of $1.1 million from the end of the prior year. This decrease is primarily attributable to $4.6 million of cash used to fund operations, which was partly offset by cash provided by financing activities, consisting of (i) $3.1 million in proceeds from the exercise of approximately
1.3 million Class C Warrants by The Aries Trust and Aries Domestic Fund, L.P.; and (ii) $300,000 from the exercise of other warrants and stock options. Cash used in financing activities during fiscal 2000 includes $300,000 paid in satisfaction of a note assumed in connection with the HDC acquisition.

Also during fiscal 2000, the Company received net cash from investing activities of $400,000, which is comprised of $400,000 from the sale of its investment in Aquila and $200,000 from the sale of assets, primarily equipment used in its biotechnology operations, which proceeds were partly offset by capital expenditures of $200,000 during the year.

In connection with the acquisition of HDC in January 2000, each share of HDC stock was converted into approximately 0.81 shares of Common Stock or a total of 10,919,655 Paligent shares. In accordance with the merger agreement, the Company also issued 3,877,008 shares of Common Stock with a fair value of $23.0 million to investors in the Company's 1998 Offering, former preferred stockholders of Pacific, and certain other holders of Common Stock, in exchange for the elimination of certain contractual obligations incurred in connection with the 1998 Offering, the Pacific acquisition and other transactions. In addition, the Company issued 546,000 shares of Common Stock, at a fair market value of $1.1 million, as consideration for the fee due to the placement agent involved in the HDC transaction.

Year ended December 31, 1999 as compared to the year ended December 31, 1998

For the year ended December 31, 1999, the Company incurred a net loss of approximately $14.3 million. The fiscal 1999 net loss reflects non-cash charges of $11.9 million, including a $9.4 million charge for purchased in-process research and development and a $2.5 million charge relating to compensation expense associated with variable stock options. During 1999, the Company used $3.5 million to fund operating activities.

The acquisition of Pacific resulted in a cash infusion of $2.8 million. In addition, during 1999 the Company received $2.0 million from the maturity of marketable securities and $100,000 from the redemption of debentures. Total cash received from investing activities was offset by $300,000 of merger costs relating to the HDC acquisition, resulting in net cash received from investing activities of $4.6 million.

During the year ended December 31, 1999, financing activities generated net cash of $100,000, comprised of $200,000 of cash received from the exercise of Common Stock purchase warrants offset by the payment of $100,000 in satisfaction of a short-term note payable.

At December 31, 1999, the Company's aggregate cash, cash equivalents and marketable securities were $4.1 million, representing an $800,000 decrease from December 31, 1998.

On March 17, 1999, the Company completed the acquisition of Pacific, a publicly held research and development company engaged in the development of cancer therapies. Each of Pacific's shares of common stock (including preferred stock on an as converted basis into common ctock) converted into approximately 0.11 shares of Common Stock, or a total of 2,753,205 shares. An additional 414,584 shares of Common Stock were issued in the merger to the holders of Pacific's preferred stock as a result of certain contractual rights identical to the Contractual Rights held by purchasers of the Company's 1998 Offering. In addition, the Company agreed to exchange all of Pacific's outstanding warrants, unit purchase option and stock option obligations into like instruments of the Company. The Company also assumed a $6.5 million net obligation (payable in cash or Common Stock at the option of the Company) of BGDC. On June 30, 1999, the Company issued 2,773,575 shares of Common Stock and 924,525 Class D Warrants in exchange for the outstanding preferred stock of BGDC. The shares have contractual rights identical to those held by purchasers in the Company's 1998 Offering. The Class D Warrants are exercisable for an aggregate of 924,525 shares of Common Stock at $2.11 per share and expire on June 30, 2004.

Nasdaq Listing

By letter dated August 25, 2000, Nasdaq notified the Company that, based upon the Company's failure to maintain a minimum bid price of $1.00 for thirty consecutive trading days, as required for continued listing on The Nasdaq SmallCap Market, the Common Stock was subject to delisting. Nasdaq provided the Company 90 calendar days, or until November 27, 2000, to regain compliance, or the common stock of the Company would be delisted at the opening of business on November 29, 2000. The Company, however, was not able to regain compliance.

The Company was entitled to an oral or written hearing to appeal Nasdaq's determination to delist its common stock on The SmallCap Market. The hearing was held on December 19, 2000. On January 3, 2001, the Company was informed that the Nasdaq Listing Qualifications Panel had determined to delist the Company's securities from The Nasdaq Stock Market, effective with the open of business on January 4, 2001. The Company's securities began to trade on the OTC Bulletin Board on that date.

Recently Issued Financial and Accounting Standards

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. ("SAB") 101, "Revenue Recognition in Financial Statements," which is effective no later than the quarter ending March 31, 2000. SAB 101 clarifies the Securities and Exchange Commission's views regarding recognition of revenue. In March 2000, the Securities Exchange Commission issued SAB 101A, "Amendment: Revenue Recognition in Financial Statements." SAB 101A delayed the implementation date of SAB 101 by one quarter to the quarter ended June 30, 2000 for registrants with the fiscal years that begin between December 16, 1999 and March 15, 2000. The Company's adoption of SAB 101 did not have any effect on the Company's financial position or results of operations.

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of independent accountants, are included in Part IV, Item 14(a) and are incorporated herein by reference.

Quarterly Results of Operations

The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2000. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with the audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                            QUARTERLY FINANCIAL DATA

                                                     2000 Quarter Ended
                               -------------------------------------------------------------
                                  Mar. 31,        Jun. 30,        Sep. 30,        Dec. 31,
                                  --------        --------        --------        --------
Total revenue                       $49,170         $83,231         $69,540         $51,732
Net loss                       $(20,758,836)    $(2,579,620)    $(2,518,005)   $(22,128,234)
Basic and diluted net loss
   per common share                  $(0.79)         $(0.08)         $(0.08)         $(0.68)
Weighted average number of
   common shares outstanding     26,160,393      32,490,948      32,490,948      32,490,948

                                                     1999 Quarter Ended
                               -------------------------------------------------------------
                                  Mar. 31,        Jun. 30,         Sep. 30,       Dec. 31,
                                  --------        --------         --------       --------
Total revenue                       $81,853         $73,527         $65,845         $58,455
Net loss                        $(9,990,000)    $(1,287,991)      $(635,141)    $(2,881,544)
Basic and diluted net loss
   per common share                  $(2.69)         $(0.12)         $(0.05)         $(0.19)
Weighted average number of
   common shares outstanding      3,719,797      10,946,591      14,061,206      14,785,953

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth the name, age and position of each person as of March 1, 2001 who is a director and/or executive officer of the Company:

Michael S. Weiss ..........   34   Director, Chairman of the Board and Secretary
John F. Dee ...............   43   Director and Vice Chairman of the Board
Salvatore A. Bucci ........   45   President and Chief Executive Officer
Elliott H. Vernon .........   58   Director
Zola P. Horovitz, Ph.D ....   66   Director
Richard J. Kurtz ..........   60   Director
Howard Weiser .............   61   Director

Michael S. Weiss has been a director of the Company and Chairman of its Board of Directors since July 1997 and Secretary of the Company since October 2000. Mr. Weiss is currently Chairman of the Board of Directors and Chief Executive Officer of Access Oncology, Inc. From 1993 to 1999, Mr. Weiss was a Senior Managing Director of Paramount Capital, Incorporated. Prior to joining Paramount, Mr. Weiss was an attorney with Cravath, Swaine & Moore. Mr. Weiss is currently Vice Chairman of the Board of Directors of Genta Incorporated and a director of HealthCare Integrated Services, Inc., a publicly traded health services company. Additionally, Mr. Weiss is currently a member of the board of directors of Cardio Technologies, Inc., a privately held biopharmaceutical company. Mr. Weiss received his J.D. from Columbia University School of Law and a B.S. in Finance from the State University of New York at Albany. Mr. Weiss devotes only a portion of his time to the business of the Company.

John F. Dee has served as Vice Chairman of the Board of Directors since February 2000 and as a director of the Company since February 1998. Mr. Dee served as President and Chief Executive Officer of the Company from February 1998 until February 2000. Mr. Dee is currently Chief Executive Officer of Hypnion, Inc., a privately held biotechnology company. From April 1997 to October 1997, Mr. Dee was Interim Chief Executive Officer of Genta Incorporated. From 1994 to 1997 and 1988 to 1992, Mr. Dee was a Senior Management Consultant with McKinsey & Company, Inc. and from 1992 to 1994 served as Chief Operating Officer, Chief Financial Officer, and Director of Walden Laboratories, Inc. (now AVAX Technologies, Inc.). Mr. Dee holds an M.S. in Engineering from Stanford University and an M.B.A. from Harvard University.

Salvatore A. Bucci has been President and Chief Executive Officer of the Company since February 2001. Mr. Bucci joined the Company in May 2000 as Senior Vice President and Chief Financial Officer and was appointed Executive Vice President and Chief Financial Officer in October 2000. Prior to joining the Company, Mr. Bucci was Senior Vice President and Chief Financial Officer of DeGeorge Financial Corporation, a publicly traded financial services and contract fulfillment company and was also President and a director of DeGeorge Capital Corp., its mortgage banking subsidiary. Prior to his 1995 to 1999 tenure at DeGeorge, Mr. Bucci served in senior financial roles in the development of several emerging growth businesses, including as Chief Financial Officer of MHI, Ltd., a privately held hospitality company and also as Vice President, Financial Services for First National Realty Associates, Inc., a publicly traded realty brokerage company, during its conversion to public ownership. Previously, Mr. Bucci held management positions in mortgage banking and realty brokerage divisions of Merrill Lynch. Mr. Bucci, a Certified Public Accountant, began his career with Coopers & Lybrand, a predecessor firm to PricewaterhouseCoopers LLP.

Elliott H. Vernon has been a director of the Company since December 1997. Mr. Vernon has been the Chairman of the Board, President and Chief Executive Officer of HealthCare Integrated Services, Inc., a publicly held operator of fixed-site magnetic resonance imaging centers in the Northeast, since its inception in 1991. Mr. Vernon was also one of the founders of Transworld Nurses, Inc., the predecessor of Transworld HealthCare, Inc., a publicly held regional supplier of a broad range of alternate site healthcare services and products. Mr. Vernon is also a principal of Healthcare Financial Corp., LLC, a healthcare financial consulting company engaged primarily in FDA matters. From January 1990 to

December 1994, Mr. Vernon was a director, Executive Vice President and General Counsel of Aegis Holdings Corporation, an international provider of financial services through its investment management and capital markets consulting subsidiaries.

Zola P. Horovitz, Ph.D. has been a director of the Company since 1992. Dr. Horovitz, currently a consultant to pharmaceutical companies, served as Vice President - Business Development and Planning at Bristol-Myers Squibb Pharmaceutical Group, from August 1991 to April 1994, and as Vice President -Licensing, from 1989 to August 1991. Prior to 1989, Dr. Horovitz spent 30 years as a member of the Squibb Institute for Medical Research, most recently as Vice President - Research Planning. He is also a director of six other publicly traded biotechnology and pharmaceutical companies: Avigen, Inc., BioCryst, Inc., Diacrin, Inc., Magainin Pharmaceuticals, Inc., Shire Pharmaceuticals, Inc. and Synaptic Pharmaceuticals, Inc. Dr. Horovitz received his Ph.D. from the University of Pittsburgh.

Richard J. Kurtz has been a director of the Company since the acquisition of HDC in January 2000. Mr. Kurtz has been the Chairman of the Board of Directors of Urecoats Industries, Inc., a publicly traded corporation in the sealant and coating business, since February 1999. He has been the President and Chief Executive Officer of the Kamson Corporation, a privately-held corporation, for over twenty years. Kamson Corporation owns and operates real estate investment properties in the Northeastern United States. Mr. Kurtz received his B.A. from the University of Miami in 1962.

Howard Weiser has been a director of the Company since the acquisition of HDC in January 2000. Prior to becoming a director of the Company, Mr. Weiser was a director of HDC from its inception in May 1999 until its acquisition by the Company in January 2000. From 1994 to 1999, Mr. Weiser was Chairman, President, Chief Executive Officer, and Secretary of Urecoats Industries Inc., a publicly traded sealant and coating business, and its predecessors.

Item 11. Executive Compensation.

Summary Compensation Table

      The following table sets forth certain compensation information as to the most highly compensated executive officers, including the chief executive officer, of the Company (the "Named Executive Officers") for each of the years ended December 31, 2000, 1999 and 1998:

                           SUMMARY COMPENSATION TABLE

                                                                                      Long Term
                                                                                    Compensation
                                                                                       Awards
                                                                                       ------
                                                              Annual Compensation    Securities
Name and                                                     ---------------------   Underlying         All Other
Principal Position                                 Year      Salary ($)  Bonus ($)   Options(#)     Compensation ($)
------------------                                 ----      ----------  ---------   ----------     ----------------
Salvatore A. Bucci(1)                              2000        90,968     18,750        325,000                0
  President and Chief Executive Officer

Lloyd J. Kagin(2)                                  2000       211,218     75,000      2,400,000(3)       170,000(3)
  former President and Chief Executive Officer

John F. Dee(4)                                     2000        33,333          0              0           77,436
  Vice Chairman of the Board of Directors          1999       200,000          0        106,667(5)             0
  formerly President and Chief Executive Officer   1998       181,667          0      1,330,128(6)             0

Michael E. Fitzgerald(7)                           2000        75,000          0              0           42,308
  former Chief Financial Officer                   1999       150,000      9,075(8)     352,564(9)             0

Nigel J. Rulewski, M.D.(10)                        2000        33,333          0              0          103,215
  former Chief Medical Officer                     1999       200,000          0              0                0
                                                   1998        16,669     55,000(11)    961,538(12)            0

------------------------

(1) Mr. Bucci has been the President and Chief Executive Officer of the Company since February 2001. Mr. Bucci joined the Company in May 2000 as Senior Vice President and Chief Financial Officer. In October 2000, Mr. Bucci was named Executive Vice President and Chief Financial Officer. His compensation arrangements are discussed under "Executive Employment Contracts and Termination Agreements" below.

(2) Mr. Kagin served the Company as President and Chief Executive Officer from February 2000 to December 2000. His employment, compensation and termination arrangements are discussed under "Executive Employment Contracts and Termination Agreements" below.

(3) Effective December 31, 2000, Mr. Kagin's options for the purchase of Common Stock were cancelled in connection with his separation from the Company. In January 2001, Mr. Kagin received a lump sum of $150,000 plus other benefits valued at $20,000 under the terms of his separation from the Company.

(4) Mr. Dee joined the Company as President and Chief Executive Officer in February 1998 and resigned his office in February 2000. Mr. Dee continued to receive his base salary through June 30, 2000. On June 30, Mr. Dee also received $10,769 in severance benefits. Mr. Dee is currently serving as the Company's Vice Chairman.

(5) Mr. Dee received an option to purchase 106,667 shares of Common Stock at $1.125 per share for his services in 1998 in lieu of the annual cash bonus that Mr. Dee was entitled to receive under his employment agreement.

(6) This option was granted in January 1999, but was approved in principle in 1998 in connection with Mr. Dee's offer of employment. This option was initially exercisable for 415,000 shares of Common Stock at $5.00 per share, but the number of shares and the exercise price were adjusted in accordance with provisions that paralleled anti-dilution and reset rights held by investors in the Company's 1998 Offering, thereby aligning the executive's interests with those of the investors.

(7) Mr. Fitzgerald joined the Company as Vice President, Finance and Chief Financial Officer in March 1999 and terminated his employment with the Company on June 30, 2000. Mr. Fitzgerald received $42,308 in salary continuation and severance benefits in connection with his termination.

(8)   In lieu of a cash bonus, Mr. Fitzgerald received 5,000 shares of Common
      Stock.

(9) This option was initially exercisable for 110,000 shares of Common Stock at $5.00 per share, but the number of shares and the exercise price were adjusted in accordance with provisions that paralleled anti-dilution and reset rights held by investors in the Company's 1998 Offering, thereby aligning the executive's interests with those of the investors.

(10) Dr. Rulewski joined the Company as Chief Medical Officer in December 1998 and resigned from this office in February 2000. Dr. Rulewski received $103,215 in salary continuation and severance benefits in connection with his termination.

(11)  In lieu of a cash bonus, Dr. Rulewski received 10,000 shares of Common
      Stock.

(12) This option was initially exercisable for 300,000 shares of Common Stock at $5.00 per share, but the number of shares and the exercise price were adjusted in accordance with provisions that paralleled anti-dilution and reset rights held by investors in the Company's 1998 Offering, thereby aligning the executive's interests with those of the investors.

Director Compensation

Certain members of the Company's Board of Directors received fees in connection with their service to the Company as members of the Board of Directors and, in certain cases, were also compensated as consultants by the Company.

Messrs. Weiss and Vernon and Drs. Horovitz and Rogers (a director of the Company from December 1997 to August 2000) were paid cash compensation at the rate of $10,000 per annum for their services as directors during fiscal 2000. In addition, Messrs. Weiss, Vernon and Philip C. Pauze (a director of the Company from January 2000 to December 2000), and Drs. Horovitz, Rogers and Glenn L. Cooper (a director of the Company from June 1999 to August 2000) each received an option to purchase 100,000 shares of Common Stock at $4.25 per share on January 24, 2000.

Option Grant Table

The following table provides information concerning the grant of stock options under the Company's 1998 Equity Incentive Plan to the Named Executive Officers during the last fiscal year. In addition, the table shows hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10%, compounded annually, from the date the options were granted to their expiration date. This table does not take into account any change in the price of Common Stock to date, nor does the Company make any representation regarding the rate of its appreciation.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                    Potential Realizable Value at
                          Number of       Percent of                                   Assumed Annual Rates of
                         Securities      Total Options                              Stock Price Appreciation For
                         Underlying       Granted to     Exercise or                       Option Term ($)(1)
Name and                   Options       Employees in    Base Price    Expiration   -----------------------------
Principal Position       Granted (#)  Fiscal Year (%)(2)  ($/Share)       Date            5%             10%
------------------       -----------  ------------------ -----------   ----------   -------------   -------------
Salvatore A. Bucci          325,000           9.77          $1.094        5/25/2010       $0             $0
Lloyd J. Kagin            2,400,000(3)       72.18          $ 5.00       12/31/2000       $0             $0

----------------

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

(2) Based on a total of 3,325,000 shares subject to options granted during 2000. This total does not include 1,004,224 options to purchase Common Stock issued to optionees in accordance with provisions that paralleled anti-dilution and reset rights held by investors in the Company's 1998 Offering, which rights terminated in conjunction with the merger with HDC on January 28, 2000.

(3) These options were cancelled on December 31, 2000 in conjunction with Mr. Kagin's termination of employment.

Fiscal Year-End Option Values

The following table provides information regarding exerciseable and unexercisable stock options held by the Named Executive Officers as of December 31, 2000:

                          FISCAL YEAR-END OPTION VALUES

                                                                                              Value of Unexercised
                                                                                                  In-the-Money
                                                                                                   Options at
                                Shares                            Fiscal Year-End (#)          Fiscal Year-End ($)
Name and                      Acquired on          Value             Exercisable/                 Exercisable/
Principal Position          Exercise (#)(1)   Realized ($)(1)      Unexercisable(1)            Unexercisable(1)(2)
------------------          ---------------   ---------------     ------------------          ---------------------
Salvatore A. Bucci                0                 0                   0/325,000                       0/0
Lloyd J. Kagin(3)                 0                 0                         0/0                       0/0
John F. Dee                       0                 0                 1,436,795/0                       0/0
Michael E. Fitzgerald             0                 0                   352,564/0                       0/0
Nigel J. Rulewski, M.D.           0                 0                   961,538/0                       0/0

-------------

(1) These numbers reflect acceleration of vesting and adjustment of option terms that occurred on January 28, 2000.

(2) Based on the difference between the option exercise price and the closing price of the underlying Common Stock on December 31, 2000, which closing price was $0.13.

(3) Mr. Kagin's options were cancelled on December 31, 2000 in conjunction with his termination of employment.

            EXECUTIVE EMPLOYMENT CONTRACTS AND TERMINATION AGREEMENTS

Provided below is information concerning the employment and termination arrangements that the company has entered into with its executive officers named in the compensation table above. Mr. Fitzgerald had not entered into an employment agreement with the company regarding his service as Chief Financial Officer.

Salvatore A. Bucci. On May 25, 2000, the Company and Mr. Bucci entered into an employment agreement (the "Original Agreement") providing for Mr. Bucci to serve as Senior Vice President and Chief Financial Officer of the Company for a period of two years. On October 6, 2000, Mr. Bucci was appointed Executive Vice President and Chief Financial Officer and on February 9, 2001, Mr. Bucci was named President and Chief Executive Officer. The Original Agreement entitled Mr. Bucci to receive a minimum annual base salary of $150,000 and a minimum annual bonus of $25,000, which minimum annual bonus was required to be paid to Mr. Bucci in quarterly installments over the term of the Original Agreement. The amount of Mr. Bucci's actual bonus is determined annually by the Compensation Committee in light of his and the Company's performance over the prior year. Mr. Bucci also received an option to purchase 325,000 shares of Common Stock, with vesting to occur in quarterly installments over a four year period. If the company terminates Mr. Bucci's employment without cause, or if Mr. Bucci terminates his employment because there has been a change of control of the Company, then Mr. Bucci is entitled to receive (i) severance payments in a lump sum equal to one-half of his most recent base salary plus one-half of the amount of cash bonus most recently awarded, and (ii) immediate vesting and exercisability of any unvested options then held by Mr. Bucci. Effective with Mr. Bucci's appointment as President and Chief Executive Officer, the Company and Mr. Bucci amended the terms of the Original Agreement (the "Amended Agreement"). The Amended Agreement provides for (i) a minimum annual base salary of $200,000, effective January 1, 2001; (ii) a bonus of $25,000, which was paid upon execution of the Amended Agreement; and (iii) the elimination of the minimum annual bonus.

Lloyd J. Kagin. On February 25, 2000, the Company and Mr. Kagin entered into an employment agreement providing for Mr. Kagin to serve as President and Chief Executive Officer of the Company until March 25, 2004. Mr. Kagin's employment agreement entitled him to a minimum annual base salary of $250,000 and an annual bonus of between $25,000 and $100,000. Mr. Kagin received a signing bonus of $75,000 and options to purchase an aggregate of 2.4 million shares of Common Stock at a price of $5.00 per share. Effective December 31, 2000, Mr. Kagin's employment with the Company terminated. As part of his separation from the Company, Mr. Kagin received a lump sum payment of $150,000 together with other termination benefits valued at $20,000. The termination of Mr. Kagin's employment agreement also provided for the cancellation of all vested and unvested options to purchase Common Stock held by Mr. Kagin. Mr. Kagin also resigned from the Board of Directors, effective December 31, 2000.

John F. Dee. The Company and Mr. Dee entered into an employment agreement effective in February of 1998 providing for Mr. Dee to serve as the Company's President and Chief Executive Officer until such time as his employment is terminated. Mr. Dee's employment agreement entitled him to a minimum annual base salary of $200,000 and an annual bonus of a minimum of $25,000 and a maximum $200,000. The amount of Mr. Dee's bonus was to be determined annually by the Compensation Committee in light of his and the Company's performance over the prior year. Mr. Dee was also granted an option to purchase shares of Common Stock under the employment agreement. As adjusted through January 28, 2000, this option entitles Mr. Dee to purchase 1,330,128 shares of Common Stock at $1.56 per share. This option became exercisable in full in connection with the adjustment on January 28, 2000. Mr. Dee resigned as President and Chief Executive Officer, effective February 25, 2000. Mr. Dee continues to serve the Company as Vice Chairman of the Board of Directors.

Nigel J. Rulewski, M.D. On September 3, 1998, the Company and Dr. Rulewski entered into an employment agreement whereby Dr. Rulewski agreed to serve as the Company's Chief Medical Officer. Dr. Rulewski's employment agreement entitled him to a minimum annual base salary of $200,000 and a performance bonus of up to $225,000 each year. The amount of Dr. Rulewski's bonus was determined by the Compensation Committee based upon the recommendation of the Company's President and Chief Executive Officer and was subject to his achievement of agreed upon milestones set at the beginning of each year. Dr. Rulewski was also granted an option to purchase 961,538 shares of Common Stock at a price of $1.56 per share, as adjusted through January 28, 2000. Dr. Rulewski resigned as Chief Medical Officer, effective February 29, 2000.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

During fiscal 2000, the Compensation Committee of the Board of Directors ("Compensation Committee") consisted of Zola P. Horovitz, Ph.D., Mark C. Rogers, M.D. (until his resignation from the Board in August 2000) and Michael S. Weiss. The Compensation Committee's responsibilities include: (i) reviewing the performance of the Chief Executive Officer and the other executive officers of the Company and making determinations as to their cash and equity-based compensation and benefits, and (ii) administration of employee stock option grants and stock awards. The Committee met four times during fiscal 2000. The Compensation Committee submits this report on compensation policies and actions during fiscal 2000 with respect to Messrs. John F. Dee and Lloyd J. Kagin, in their capacity as President and Chief Executive Officer of the Company; and Salvatore A. Bucci, Executive Vice President and Chief Financial Officer; Michael E. Fitzgerald, former Vice President, Finance and Chief Financial Officer; and Nigel J. Rulewski, M.D., former Chief Medical Officer, the only other executive officers of the Company whose combined salary and bonus for fiscal 2000 exceeded $100,000.

Compensation Philosophy

The Company's executive compensation policy is comprised of three principal elements: base salary, cash or stock bonuses based on performance and stock option grants, and is designed to attract, retain and reward executive officers who contribute to the long term success of the Company. Through its compensation policy, the Company strives to provide total compensation that is competitive with other companies in comparable lines of business. The compensation program includes both motivational and retention-related compensation components. Individual performance that meets and exceeds the Company's plans and objectives is encouraged through bonus awards, and stock options are granted to connect the performance of the Common Stock with the compensation of its executives.

The Company endeavors to reward each executive's achievement of goals related to the Company's annual and long-term performances and individual fulfillment of responsibilities. While compensation survey data provide useful guides for comparative purposes, the Compensation Committee believes that an effective compensation program also requires the application of judgment and subjective determinations of individual performance. Accordingly, the Compensation Committee members apply their judgment to reconcile the program's objectives with the realities of retaining valued employees.

Chief Executive Officer Compensation

Lloyd J. Kagin served as the Chief Executive Officer from February 2000 to December 2000. Pursuant to his employment agreement, Mr. Kagin's base salary for his first year of service was fixed at $250,000. Mr. Kagin was also entitled to a minimum annual bonus of $25,000. As part of his offer of employment, the Compensation Committee also approved a signing bonus of $75,000 and an option grant to purchase an aggregate of 2.4 million shares of Common Stock at $5.00 per share, subject to a vesting schedule.

Effective December 31, 2000, Mr. Kagin's employment with the Company terminated. As part of his separation from the Company, Mr. Kagin received a lump sum payment of $150,000 together with other termination benefits valued at $20,000. The termination of Mr. Kagin's employment agreement also provided for the cancellation of all vested and unvested options to purchase Common Stock held by Mr. Kagin.

John F. Dee served as the Chief Executive Officer from February 1998 through February 2000. Pursuant to his employment agreement, Mr. Dee's base salary for his first year of service was fixed at $200,000 and was subject to upward adjustment at the discretion of the Compensation Committee for each consecutive year of employment. Mr. Dee was also entitled to a performance bonus of up to $200,000 annually, subject to the achievement of agreed upon milestones, with a minimum annual bonus of $25,000.

The Committee also approved an option grant to Mr. Dee as part of his offer of employment, which option was initially exercisable for 415,000 shares of Common Stock at $5.00 per share. The exercise price of Mr. Dee's option was set at the price per share paid by the investors in the Company's 1998 Offering, which price exceeded the fair market value of the Common Stock on the date of grant. Mr. Dee's option grant included provisions to adjust the number of shares and the exercise price, which paralleled anti-dilution and reset rights held by investors in the Company's 1998 Offering, thereby keeping Mr. Dee's interests parallel with those of the investors. As of January 28, 2000, Mr. Dee's option was adjusted to cover 1,330,128 shares at an exercise price of $1.56 per share, at which time its terms became fixed. At that same time, the exercisability schedule of the option grant was accelerated, and it became exercisable in full. In addition, Mr. Dee was granted an option in 1999 that entitles him to purchase 106,667 shares of Common Stock at $1.125 per share, after giving effect to adjustments through January 28, 2000. The vesting of this option grant has also been accelerated and is exercisable in full.

Mr. Dee resigned, effective as of February 25, 2000, as the Company's President and Chief Executive Officer and was replaced by Mr. Kagin. Mr. Dee continues to serve the Company as Vice Chairman of the Board of Directors.

Compensation of Other Executive Officers

Base Salary. Mr. Bucci and Dr. Rulewski had employment agreements with the Company that set their minimum annual base salary (see "Executive Employment Contracts and Termination Agreements").

The Compensation Committee set Mr. Fitzgerald's annual base salary at $150,000 when the Company hired him in March 1999. The Company sets the annual base salary for its executives based on each executive's salary history, the salaries of other Company executives, and the compensation of executives at comparable companies. The Compensation Committee periodically reviews the base salaries paid to executive officers.

Bonuses. In addition to base salary, certain executive officers may receive bonuses in the discretion of the Compensation Committee. Under the terms of his employment agreement, Mr. Bucci was entitled to receive a minimum annual bonus of $25,000, to be paid in quarterly installments throughout the term of his employment. During 2000, Mr. Bucci received $18,750 in accordance with this provision. On February 9, 2001, in connection with his appointment as President and Chief Executive Officer, Mr. Bucci also received a cash bonus of $25,000. The amended terms of his employment agreement eliminated future quarterly bonus installments. No other bonuses were awarded to other executive officers with regard to services performed during fiscal 2000.

Stock Options. Executive officer compensation also includes long-term incentives afforded by options to purchase shares of Common Stock. Information pertaining to option grants to executive officers in fiscal 2000 is provided in the table entitled "Option Grants in Last Fiscal Year."

Stock Options

Stock options generally are granted to the Company's executive officers at the time of their hire and at such other times as the Compensation Committee may deem appropriate, such as in connection with a promotion or upon nearing full vesting of prior options. In determining option grants, the Compensation Committee considers the same industry survey data as used in its analysis of base salaries and bonuses, and strives to make awards that are in line with its competitors. In general, the number of shares of Common Stock underlying the stock options granted to each executive reflects the significance of that executive's current and anticipated contributions to the Company.

In addition, the stock option grants made by the Compensation Committee are designed to align the interests of management with those of the stockholders. In order to maintain the incentive and retention aspects of these grants, the Compensation Committee has determined that a significant percentage of any officer's stock options should be unvested option shares.

The value that may be realized from exercisable options depends on whether the price of the Common Stock at any particular point in time accurately reflects the Company's performance. However, each individual optionholder, and not the Compensation Committee, makes the determination as to whether to exercise options that have vested in any particular year.

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

                                              By the Compensation Committee,
                                              Zola P. Horovitz, Ph.D.
                                              Michael S. Weiss

                             STOCK PERFORMANCE GRAPH

The following graph compares the cumulative stockholder returns on the Common Stock over the five year period from December 31, 1995 to December 31, 2000, as compared with that of the Hambrecht & Quist ("H&Q") Biotechnology Index and the S&P 500 Composite Index during the same period. The graph assumes an initial investment of $100 on December 31, 1995 in the Common Stock, the H&Q Biotechnology Index and the S&P 500 Composite Index, with all dividends, if any, being reinvested.

                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                  AMONG PALIGENT INC., H&Q BIOTECHNOLOGY INDEX
                             AND S&P COMPOSITE INDEX

                                  [LINE GRAPH]

                   ASSUMES $100 INVESTED ON DECEMBER 31, 1995
                     ASSUMES DIVIDENDS, IF ANY, REINVESTED
                      FISCAL YEAR ENDING DECEMBER 31, 2000

-----------------------------------------------------------------------------------------------------------
                                   12/31/1995   12/31/1996  12/31/1997  12/31/1998   12/31/1999  12/31/2000
-----------------------------------------------------------------------------------------------------------
PALIGENT INC.                        $100.00       $34.00       $4.57       $1.14        $1.69       $0.03
-----------------------------------------------------------------------------------------------------------
H&Q BIOTECHNOLGY INDEX               $100.00       $92.27      $93.40     $142.22      $304.01     $326.83
-----------------------------------------------------------------------------------------------------------
S&P COMPOSITE INDEX                  $100.00      $122.96     $163.98     $210.84      $255.22     $231.98
-----------------------------------------------------------------------------------------------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table and footnotes set forth certain information regarding the beneficial ownership of Common Stock as of March 1, 2001 by (i) the only persons known to the Company to be beneficial owners of more than 5% of Common Stock,
(ii) the Named Executive Officers, (iii) each director, and (iv) all current executive officers and directors as a group.

                                                                                             Common Stock
                                                                                         Beneficially Owned(1)
                                                                                    ----------------------------
Beneficial Owner                                                                        Shares           Percent
----------------                                                                    --------------       -------
The Aries Trust                                                                      15,786,232(2)        41.98
Aries Domestic Fund, L.P.
Aries Master Fund
Aries Domestic Fund II, L.P.
Paramount Capital Investments, LLC
Paramount Capital, Incorporated
Paramount Capital Asset Management, Inc.
Lindsay A. Rosenwald, M.D.
     c/o Paramount Capital Asset Management, Inc.
     787 Seventh Avenue
     New York, New York 10019
John F. Dee                                                                           1,436,895(3)         4.24
Nigel J. Rulewski, M.D.                                                                 961,538(4)         2.87
Michael E. Fitzgerald                                                                   357,564(5)         1.09
Michael S. Weiss                                                                        838,170(6)         2.54
Elliott H. Vernon                                                                       304,858(7)           *
Zola P. Horovitz, Ph.D.                                                                 206,645(8)           *
Richard J. Kurtz                                                                      1,947,292            5.99
Howard Weiser                                                                         2,563,996(9)         7.89
Lloyd J. Kagin                                                                            3,000              *
Salvatore A. Bucci                                                                            0              -
All current executive officers and directors as a group (7 persons)                   8,619,958(10)       23.64

------------------------

*     Indicates less than 1%

(1) Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by such stockholder, subject to community property laws where applicable. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days of March 1, 2001 are treated as outstanding solely for the purpose of calculating the amount and percentage of shares beneficially owned by the holder of such options or warrants.

(2)   Collectively, the Paramount Affiliates. Reported ownership consists of:

      (A) the following holdings of The Aries Trust: (i) 6,731,810 shares of Common Stock; (ii) 486,685 shares issuable upon exercise of Class C Warrrants; (iii) 112,564 shares issuable upon exercise of 1998 Unit Purchase Options; (iv) 51,067 shares issuable upon exercise of Class C Warrants issuable on exercise of 1998 Unit Purchase Options; (v) 88,568 shares issuable upon exercise of 1997 Unit Purchase Options originally issued by Pacific; (vi) 9,061 shares issuable upon exercise of Class A Warrants issuable upon exercise of 1997 Unit Purchase Options originally issued by Pacific; (vii) 2,716 shares issuable upon exercise of 1995 Unit Purchase Options originally issued by Pacific; (viii) 3,395 shares issuable upon exercise of Class A Warrants issuable upon exercise of 1995 Unit Purchase Options originally issued by Pacific; (ix) 117,776 shares issuable upon exercise of Class A Warrants originally issued by Pacific; (x) 441,000 shares issuable upon exercise of Class D Warrants; (xi) 11,408 shares issuable upon exercise of common stock Warrants originally issued by Pacific; and (xii) 4,092 shares issuable upon exercise of common stock Warrants originally issued by the Company;

      (B) the following holdings of Aries Domestic Fund, L.P.: (i) 3,405,843 shares of Common Stock; (ii) 258,783 shares issuable upon exercise of Class C Warrrants; (iii) 55,443 shares issuable upon exercise of 1998 Unit Purchase Options; (iv) 25,153 shares issuable upon exercise of Class C Warrants issuable on exercise of 1998 Unit Purchase Options; (v) 45,654 shares issuable upon exercise of 1997 Unit Purchase Options originally issued by Pacific; (vi) 4,671 shares issuable upon exercise of Class A Warrants issuable upon exercise of 1997 Unit Purchase Options originally issued by Pacific; (vii) 2,716 shares issuable upon exercise of 1995 Unit Purchase Options originally issued by Pacific;
            (viii) 3,395 shares issuable upon exercise of Class A Warrants issuable upon exercise of 1995 Unit Purchase Options originally issued by Pacific; (ix) 73,871 shares issuable upon exercise of Class A Warrants originally issued by Pacific; (x) 189,000 shares issuable upon exercise of Class D Warrants; (xi) 4,889 shares issuable upon exercise of common stock Warrants originally issued by Pacific; and (xii) 1,753 shares issuable upon exercise of common stock Warrants originally issued by the Company;

      (C)   26,962 shares of Common Stock held by Aries Master Fund;

      (D)   1,021 shares of Common Stock held by Aries Domestic Fund II, L.P.;

      (E)   10,865 shares held by Paramount Capital Investments, LLC;

      (F)   216,288 shares held by Paramount Capital, Incorporated; and

      (G) the following holdings of Lindsay A. Rosenwald, M.D.: (i) 276,258 shares of Common Stock; (ii) 936,954 shares issuable upon exercise of 1998 Unit Purchase Options; (iii) 425,069 shares issuable upon exercise of Class C Warrants issuable on exercise of 1998 Unit Purchase Options; (iv) 843,445 shares issuable upon exercise of 1997 Unit Purchase Options originally issued by Pacific; (v) 86,292 shares issuable upon exercise of Class A Warrants issuable upon exercise of 1997 Unit Purchase Options originally issued by Pacific;
            (vi) 20,879 shares issuable upon exercise of 1995 Unit Purchase Options originally issued by Pacific; (vii) 26,099 issuable upon exercise of Class A Warrants issuable upon exercise of 1995 Unit Purchase Options originally issued by Pacific; and (viii) 781,758 shares issuable upon exercise of Class E Warrants.

(3) Includes 1,436,795 shares issuable to Mr. Dee upon the exercise of options currently exercisable or exercisable within 60 days of March 1, 2001.

(4) Represents shares issuable to Dr. Rulewski upon the exercise of options currently exercisable.

(5) Represents shares issuable to Mr. Fitzgerald upon the exercise of options currently exercisable.

(6) Consists of: (i) 17,893 outstanding shares of Common Stock; (ii) 201,352 shares issuable to Mr. Weiss upon the exercise of options currently exercisable or exercisable within 60 days of March 1, 2001; (iii) 45,022 shares issuable upon exercise of 1998 Unit Purchase Options; (iv) 20,426 shares issuable upon the exercise of Class C Warrants issuable upon the exercise of 1998 Unit Purchase Options; (v) 181,725 shares issuable upon exercise of 1997 Unit Purchase Options originally issued by Pacific; (vi) 18,592 shares issuable upon exercise of Class A Warrants issuable on exercise of 1997 Unit Purchase Options originally issued by Pacific; (vii) 2,230 shares issuable upon exercise of 1995 Unit Purchase Options originally issued by Pacific; (viii) 2,787 shares issuable upon exercise of Class A Warrants issuable upon exercise of 1995 Unit Purchase Options originally issued by Pacific; (ix) 34,678 shares issuable upon exercise of Class E Warrants; and (x) options held by Hawkins Group, LLC to purchase units consisting of an aggregate of 215,637 shares of Common Stock, plus Class C Warrants to purchase 97,828 shares of Common Stock. Mr. Weiss is a managing member of the Hawkins Group, LLC and disclaims beneficial ownership of its shares except to the extent of his pecuniary interest therein, if any.

(7) Includes 195,658 shares issuable to Mr. Vernon upon the exercise of options currently exercisable.

(8) Represents shares issuable to Dr. Horovitz upon the exercise of options currently exercisable.

(9) Mr. Weiser's ownership is calculated on the basis of his Form 3 filed with the SEC in February 2000. Includes 1,250,000 shares held by J. E. Holdings, Inc, a corporation in which Mr. Weiser's wife is an affiliate. Also includes 1,050,000 shares held by Weistana Investment Co., as to which Mr. Weiser disclaims beneficial ownership.

(10) Includes 3,354,552 shares issuable to directors and executive officers upon the exercise of options currently exercisable or exercisable within 60 days of March 1, 2001.

Item 13. Certain Relationships and Related Transactions.

Transactions with Directors

In November 1999, Howard Weiser, a director of the Company, borrowed $25,000 from HDC and executed a note in favor of HDC (the "HDC Note"). The Company acquired HDC in January 2000, including Mr. Weiser's note, which was payable on demand, with interest at the rate of nine and one-half percent per annum. As part of the merger, the Company and Mr. Weiser entered into a consulting arrangement whereby Mr. Weiser would provide consulting services for a one-year period from the date of the merger for a fee of $100,000, payable in periodic installments. During the course of the consulting period, the Company offset the full amount of principal and accrued interest due under the HDC Note against installment payments due under the consulting arrangement. The consulting arrangement ended in January 2001.

In connection with the acquisition of HDC, the Company issued 375,000 shares of Common Stock to each of Howard Weiser and Richard J. Kurtz, directors of the Company, as payment for consulting services. The 750,000 shares of Common Stock had a fair value of $4.5 million; accordingly, a charge of $4.5 million was recorded during the year ended December 31, 2000.

As part of the acquisition of HDC, the Company assumed notes payable in the amount of $290,019, payable to Richard J. Kurtz, a director of the Company and a former stockholder of HDC. In May 2000, the Company paid $243,068 to Mr. Kurtz, consisting of $235,019 of principal plus $8,049 of accrued interest. In September 2000, the Company made principal and interest payments of $55,000 and $3,841, respectively, to Mr. Kurtz in satisfaction of its remaining obligation.

On June 14, 2000, the Company entered into an agreement with Interneuron for the out-licensing of PRO 2000 Gel. Glenn L. Cooper, M.D., a director of the Company at the time of the agreement, is the President and Chief Executive Officer of Interneuron. In addition, the principal stockholder of the Company is a stockholder of Interneuron. Pursuant to this agreement, the Company received a payment of $500,000 in June 2000, which is included in other income for the year ended December 31, 2000. The Company retains certain future rights to PRO 2000 Gel under the licensing agreement, including (i) provisions for the receipt of additional payments based upon the achievement of certain milestones; and (ii) royalties from future commercial sales of PRO 2000 Gel, if any. Interneuron has an option, for a limited period of time, to purchase future royalty rights relating to PRO 2000 Gel. The Company, however, has no further obligation to fund research and development for PRO 2000 Gel.

On June 30, 2000, the Company issued 34,678 Class E Warrants to Michael S. Weiss, Chairman of the Board of Directors of the Company, in exchange for warrants to purchase shares of Series A Convertible Preferred Stock of BGDC. The Warrants are exercisable at $2.11 per share and expire on June 30, 2004.

On October 13, 2000, Pacific entered into an agreement with AOI to sublicense its exclusive worldwide patent rights and know-how relating to O6-BG. Mr. Weiss is the Chairman and Chief Executive Officer of AOI. In addition, the principal stockholder of the Company is a stockholder of an affiliate of AOI. Pursuant to this agreement, Pacific sublicensed all development and licensing rights to AOI in exchange for future royalties on net sales of O6-BG. The agreement also provides for cash payments to Pacific based upon the achievement of certain developmental milestones. In addition, AOI assumed all financial obligations of Pacific relating to its licensing of worldwide patent rights as of the effective date of the agreement. On November 22, 2000, the Company was notified by The Penn State Research Foundation ("PSRF") that the Company was in default of its material obligations under the License Agreement between Pacific and PSRF and that such default invalidates the Company's sublicensing agreement with AOI. The Company believes that PSRF's claims are without merit; however, in the interim, the Company and AOI have agreed to defer the reimbursement of costs that the Company has paid on behalf of AOI until the matter is resolved. As of December 31, 2000, such reimbursable costs amounted to $45,000. The Company and PSRF are engaged in on-going discussions toward a satisfactory resolution of the issues involved.

On October 17, 2000, the Company entered into a non-binding letter of intent to acquire WWH Insurance Services, Inc. ("WWH"). WWH is a privately held national independent distributor of life and health insurance products. Philip C. Pauze, then a director of the Company, is a director and stockholder of WWH. The acquisition of WWH was expected to broaden the Company's reach into products and services for senior citizens, beyond that originally anticipated with the acquisition of HDC, whose operations were primarily Web-centric. WWH targets consumers through direct marketing channels; primarily, via cable television programs whose audience meets the demographic profile of WWH's target market. During the due diligence review period, the Company advanced $50,000 to WWH to pay for operating expenses. In December 2000, the Company determined not to proceed with the acquisition of WWH.

Transactions with Paramount Affiliates

Various entities affiliated with Paramount Capital Asset Management, Inc., as set forth in Item 12. "Security Ownership of Certain Beneficial Owners and Management" are significant stockholders of the Company. As of March 1, 2001, The Aries Trust, Aries Domestic Fund, L.P., Aries Master Fund, Aries Domestic Fund II, L.P., Paramount Capital Investments, LLC, Paramount Capital, Incorporated, Paramount Capital Asset Management, Inc. and Lindsay A. Rosenwald, M.D. (collectively, the "Paramount Affiliates"), are the holders of an aggregate of approximately 10,672,076 shares of Common Stock, representing 32.9% of the outstanding shares of Common Stock. In addition, the Paramount Affiliates hold 5,114,156 warrants and options to purchase Common Stock. Mark C. Rogers, M.D., President and Chief Executive Officer of Paramount Capital, Incorporated ("Paramount") was a member of the Company's Board of Directors from 1997 to August 2000.

Certain Paramount Affiliates have a contractual right to designate a majority of the members of the Company's Board of Directors, as long as the Paramount Affiliates hold at least 5% of the voting stock of the Company. In addition, during that period, the Company must obtain the consent of these Paramount Affiliates prior to (i) making any payments in excess of $50,000; (ii) incurring any indebtedness; (iii) engaging in transactions with other affiliates; or (iv) increasing executive compensation or bonuses, except for bonuses guaranteed in an employment contract.

Under an agreement dated October 26, 1999, the Company engaged Paramount as a financial advisor in connection with its proposed transaction to acquire HDC. At the time of merger with HDC, the Company issued 546,000 shares of Common Stock as consideration for the fee due under this agreement, with a fair market value of $1.1 million.

On April 9, 1998, the Company entered into a Financial Advisory Agreement with Paramount pursuant to which Paramount was entitled to receive a monthly retainer of $3,000 for a minimum of 24 months, out-of-pocket expenses and certain cash and equity success fees in the event Paramount assisted the Company with certain financing and strategic transactions. During the year ended December 31, 1999, the Company paid Paramount approximately $44,000 under this agreement. This agreement was terminated by mutual agreement of the parties, effective September 30, 1999.

In connection with the acquisition of Pacific on March 17, 1999, the Company issued an aggregate of 1,102,504 shares of Common Stock to the Paramount Affiliates in exchange for their shares of Pacific common stock and pursuant to the Contractual Anti-Dilution and Contractual Reset Rights contained in the 1998 Offering. The Company also issued to the Paramount Affiliates (i) an aggregate of 160,160 shares of Common Stock as payment for brokerage services in connection with the Pacific merger, and (ii) cash of $50,000 plus an aggregate of 320,126 shares of Common Stock in connection with the cancellation of certain indebtedness incurred by Pacific to the Paramount Affiliates through Pacific's merger with Binary, and pursuant to the Contractual Anti-dilution and Contractual Reset Rights contained in the 1998 Offering.

Also in connection with the acquisition of Pacific, the Company assumed a $6.5 million net obligation of BGDC. As payment of this obligation, the Company issued 2,773,575 shares of Common Stock and Class D Warrants to purchase an aggregate of 924,525 shares of Common Stock in exchange for all of the outstanding shares of BGDC Series A Convertible Preferred Stock. On June 30, 1999, the Paramount Affiliates exchanged their BGDC Series A Convertible Preferred Stock for an aggregate of 1,890,000 shares of Common Stock and Class D Warrants to purchase an aggregate of 630,000 shares of Common Stock.

On April 9, 1999, the Company issued 3,970,734 shares of Common Stock pursuant to the Contractual Reset Rights contained in the 1998 Offering held by certain of the Company's stockholders, including those who purchased their shares in the 1998 Offering. An aggregate of 1,842,813 shares were issued to the Paramount Affiliates pursuant to the Contractual Reset Rights.

On October 9, 1999, the Company issued 562,961 shares of Common Stock pursuant to the Contractual Dividend Rights held by certain holders of the Common Stock, including those who purchased their shares in the 1998 Offering. An aggregate of 311,267 shares were issued to the Paramount Affiliates pursuant to this Contractual Dividend Right.

On March 28, 2000, The Aries Trust and Aries Domestic Fund, L.P. exercised an aggregate of 1,291,666 Class C Warrants in exchange for 1,291,666 shares of Common Stock, which exercise generated $3.1 million in proceeds to the Company. The Class C Warrants were exercised at $2.40 per warrant, representing a discount of $0.88 to the contractual exercise price of $3.28 per warrant. The Company recorded a charge of $155,000 directly to equity, representing the fair market value of the discount given to the holders of certain exercised Class C Warrants.

On June 30, 2000, the Company issued 781,758 Class E Warrants to the Paramount Affiliates in exchange for warrants to purchase shares of Series A Convertible Preferred Stock of BGDC. The Warrants are exercisable at $2.11 per share and expire on June 30, 2004.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   Financial Statements.

                                                                         Page(s)
                                                                         -------
      Report of Independent Accountants                                     37

      Consolidated Balance Sheets as of December 31, 2000 and 1999          38

      Consolidated Statements of Operations
          For the years ended December 31, 2000, 1999 and 1998              39

      Consolidated Statements of Comprehensive (Loss) Income
          For the years ended December 31, 2000, 1999, and 1998             40

      Consolidated Statements of Stockholders' Equity
          For the years ended December 31, 2000, 1999, and 1998          41-42

      Consolidated Statements of Cash Flows
          For the years ended December 31, 2000, 1999, and 1998          43-44

      Notes to Consolidated Financial Statements                         45-62

      Financial Statement Schedules.

      All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or are included in the Notes to Consolidated Financial Statements.

(b)   Reports on Form 8-K.

      None.

(c)   Exhibits.

      No.   Description
      ---   -----------

      3.1   Amended and Restated Certificate of Incorporation of
            HeavenlyDoor.com, Inc., filed with the Secretary of State of Delaware on June 26, 2000. Filed as Exhibit 4.1 to
            HeavenlyDoor.com's Registration Statement on Form S-8, Commission File No. 333-45168, and incorporated herein by reference.

      3.2 Certificate of Ownership and Merger of Paligent Inc. into HeavenlyDoor.com, Inc., filed with the Secretary of State of Delaware on December 28, 2000, to be effective as of December 31, 2000. Filed herewith.

      3.3 By-laws of HeavenlyDoor.com, Inc. Filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

      4.1 Unit Purchase Warrant Agreement dated May 17, 1996, issued to David Blech. Filed as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

      4.2 Form of Class C Warrant to Purchase Common Stock dated April 9, 1998, including Schedule of Holders. Filed as Exhibit 4.18 to HeavenlyDoor.com's Registration

            Statement on Form S-3, Commission File No. 333-51245, and incorporated herein by reference.

      4.3 Warrant to Purchase Common Stock dated as of September 11, 1995, issued to Oppenheimer & Co., Inc. Filed as Exhibit 4.10 to the Company's Registration Statement on Form S-1, Commission File No. 33-96798, and incorporated herein by reference.

      4.4 Form of Warrant Agreement between the Company and Commonwealth Associates. Filed as Exhibit 4.11 to the Company's Registration Statement on Form S-1, Commission File No. 33-96798, and incorporated herein by reference.

      4.5 Form of Warrant to Purchase Common Stock dated May 17, 1996 and schedule of holders. Filed as Exhibit 4.12 to the Company's Form 10-K for the year ended December 31, 1996, Commission File No. 0-21134, and incorporated herein by reference.

      4.6 Warrant to Purchase Common Stock issued to Furman Selz LLC dated January 6, 1997. Filed as Exhibit 4.13 to the Company's Form 10-K for the year ended December 31, 1996, Commission File No. 0-21134, and incorporated herein by reference.

      4.7 Class A Warrants (originally issued by Pacific Pharmaceuticals, Inc.) held by a Schedule of Holders. Filed as Exhibit 4.3 to Paligent Inc.'s Form 8-K filed on March 31, 1999, Commission File No. 0-21134, and incorporated herein by reference.

      4.8 Class B Warrants (originally issued by Pacific Pharmaceuticals, Inc.) held by a Schedule of Holders. Filed as Exhibit 4.4 to Paligent Inc.'s Form 8-K filed on March 31, 1999, Commission File No. 0-21134, and incorporated herein by reference.

      4.9 Aries Warrants (originally issued by Pacific Pharmaceuticals, Inc.) held by the Aries Trust and Aries Domestic Fund, L.P. Filed as
            Exhibit 4.5 to Paligent Inc.'s Form 8-K, filed on March 31, 1999, Commission File No. 0-21134, and incorporated herein by reference.

      4.10 1995 Unit Purchase Options (originally issued by Pacific Pharmaceuticals, Inc.) held by a Schedule of Holders. Filed as
            Exhibit 4.1 to Paligent Inc.'s Form 8-K filed on March 31, 1999, Commission File No. 0-21134, and incorporated herein by reference.

      4.11 1997 Unit Purchase Options (originally issued by Pacific Pharmaceuticals, Inc.) held by a Schedule of Holders. Filed as
            Exhibit 4.2 to Paligent Inc.'s Form 8-K filed on March 31, 1999, Commission File No. 0-21134, and incorporated herein by reference.

      4.12 Common Stock Purchase Warrant issued in June 1999 to Wound Healing of Oklahoma. Filed as Exhibit 4.1 to Paligent Inc.'s Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-21134, and incorporated herein by reference.

      4.13 Class D Warrants issued in June 1999 to a Schedule of Holders. Filed as Exhibit 4.2 to Paligent Inc.'s Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-21134, and incorporated herein by reference.

      4.14 Form of Unit Purchase Option, including Schedule of Holders. Filed as Exhibit 4.2 to HeavenlyDoor.com's Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-21134, and incorporated herein by reference.

      4.15 The 1998 Equity Incentive Plan, as amended through June 30, 1999. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 999, Commission File No. 0-21134, and incorporated herein by reference.

      4.16  The 1994 Employee Stock Purchase Plan, as amended. Filed as Exhibit
            10.2 to the Company's Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

      10.1 Lease for 369 Lexington Avenue, New York, New York, dated April 19, 2000 between the Company and 369 Lexington Avenue Co., L.P. Filed herewith.

      10.2 Consulting and Confidentiality Agreement dated January 24, 2000 between Paligent Inc. and Philip Pauze. Filed as Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1999, Commission File No. 0-21134, and incorporated herein by reference.

      10.3 Executive Employment Agreement dated as of February 25, 2000 between Paligent Inc. and Lloyd Kagin. Filed as Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 1999, Commission File No. 0-21134, and incorporated herein by reference.

      10.4 Licensing Agreement by and between Paligent Inc. and Interneuron Pharmaceuticals, Inc. dated June 14, 2000. Filed as Exhibit 10.21 to Paligent Inc.'s Form 10-Q for the quarter ended June 30, 2000, Commission File No. 0-21134, and incorporated herein by reference. (The Company submitted a confidentiality request for certain parts of this exhibit.)

      10.5 Executive Employment Agreement dated as of May 25, 2000, as amended February 9, 2001, between Paligent Inc. and Salvatore A. Bucci. Filed herewith.

      10.6 Sublicense Agreement by and between Procept, Inc. (formerly Pacific Pharmaceuticals, Inc.) and AOI Pharmaceuticals Inc., dated as of October 13, 2000. Filed herewith.

      21.1  Schedule of subsidiaries of the Company. Filed herewith.

      23.1 Consent of PricewaterhouseCoopers LLP, independent accountants to the Company. Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PALIGENT INC.
                                           (Registrant)


Dated:  March 30, 2001                     /s/ Salvatore A. Bucci
                                           -------------------------------------
                                           Salvatore A. Bucci
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 30th day of March, 2001:

                                           Capacity:


/s/ Michael S. Weiss                       Chairman
------------------------------------
Michael S. Weiss


/s/ John F. Dee                            Vice Chairman
------------------------------------
John F. Dee


/s/ Salvatore A. Bucci                     President and Chief Executive Officer
------------------------------------       (Principal Executive, Financial and
Salvatore A. Bucci                         Accounting Officer)


/s/ Elliott H. Vernon                      Director
------------------------------------
Elliott H. Vernon


/s/ Zola P. Horovitz, Ph.D.                Director
------------------------------------
Zola P. Horovitz, Ph.D.


/s/ Richard J. Kurtz                       Director
------------------------------------
Richard J. Kurtz


/s/ Howard Weiser                          Director
------------------------------------
Howard Weiser

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Paligent Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Paligent Inc. (formerly HeavenlyDoor.com, Inc. and Procept, Inc.) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

New York, New York
March 9, 2001

                                  PALIGENT INC.
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)
                           CONSOLIDATED BALANCE SHEETS

                                                                          December 31,
                                                                  ----------------------------
                                                                      2000            1999
                                                                  ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                                       $2,971,690      $4,074,525
    Investment in Aquila                                                    --         269,976
    Prepaid expenses and other current assets                          239,305         223,065
                                                                  ------------    ------------
       Total current assets                                          3,210,995       4,567,566

Property and equipment, net                                            223,183          50,553
Deferred charges--                                                     321,544
Other assets                                                            77,582           7,150
                                                                  ------------    ------------
       Total assets                                                 $3,511,760      $4,946,813
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                  $188,587        $119,826
    Accrued compensation                                               178,613          84,961
    Accrued professional services                                      220,680         243,962
    Other current liabilities                                           36,814         200,870
    Current portion of capital lease obligations                        60,505           4,832
    Current portion of deferred rent                                        --          67,317
                                                                  ------------    ------------
       Total current liabilities                                       685,199         721,768
                                                                  ------------    ------------

Deferred rent                                                            5,811              --
                                                                  ------------    ------------
Capital lease obligations                                               65,877          14,384
                                                                  ------------    ------------

Commitments and contingencies (Notes 9 and 10)

Stockholders' equity:
    Common stock, $.01 par value; 75,000,000 shares authorized;
       32,490,948 and 14,970,818 shares issued and outstanding
       at December 31, 2000 and 1999, respectively                     324,910         149,709
    Additional paid-in capital                                     154,634,974      87,194,700
    Deferred compensation                                                   --      (2,187,710)
    Accumulated deficit                                           (152,205,011)    (81,044,361)
    Accumulated other comprehensive income                                  --          98,323
                                                                  ------------    ------------
       Total stockholders' equity                                    2,754,873       4,210,661
                                                                  ------------    ------------
       Total liabilities and stockholders' equity                   $3,511,760      $4,946,813
                                                                  ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                                  PALIGENT INC.
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     For the years ended December 31,
                                                              --------------------------------------------
                                                                  2000            1999            1998
                                                              ------------    ------------    ------------
Revenues:
   Research and development revenue
     under collaborative agreements
     from related party                                       $         --    $         --        $109,375
   Interest income                                                 253,673         279,680         220,590
                                                              ------------    ------------    ------------

         Total revenues                                            253,673         279,680         329,965
                                                              ------------    ------------    ------------

Costs and expenses:
   Research and development (includes $3,809,587 and
     $220,410 of non-cash compensation charges in
     2000 and 1999, respectively)                                4,695,892       1,320,087       1,990,640
   Sales and marketing                                           1,135,522              --              --
   General and administrative (includes $15,435,688 and
     $2,306,150 of non-cash compensation charges in
     2000 and 1999, respectively)                               23,408,536       3,880,760       1,610,078
   Impairment of goodwill                                       20,030,684              --              --
   Charge for purchased in-process research
     and development                                                    --       9,405,671              --
   Restructuring charges                                                --              --         225,000
                                                              ------------    ------------    ------------

         Total costs and expenses                               49,270,634      14,606,518       3,825,718
                                                              ------------    ------------    ------------

Loss from operations                                           (49,016,961)    (14,326,838)     (3,495,753)

Other income                                                     1,032,266          33,617         204,396
                                                              ------------    ------------    ------------

Net loss                                                       (47,984,695)    (14,293,221)     (3,291,357)

Less: Incremental charge associated with the
   conversion of the minority interest in a subsidiary, net             --        (501,455)             --
                                                              ------------    ------------    ------------

Net loss applicable to common stockholders                    $(47,984,695)   $(14,794,676)    $(3,291,357)
                                                              ============    ============    ============

Basic and diluted net loss per common share                      $(1.55)         $(1.36)         $(1.40)
                                                                 ======          ======          ======

Weighted average number of common
   shares outstanding - basic and diluted                       30,916,918      10,907,251       2,347,245
                                                              ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                                  PALIGENT INC.
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

                                                  For the years ended December 31,
                                           -------------------------------------------
                                               2000            1999            1998
                                           ------------    ------------    -----------
Net loss                                   $(47,984,695)   $(14,293,221)   $(3,291,357)

Other comprehensive (loss) income:
   Unrealized (loss) gain on investments        (98,323)       (174,265)       272,588
                                           ------------    ------------    -----------

Comprehensive loss                         $(48,083,018)   $(14,467,486)   $(3,018,769)
                                           ============    ============    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                  PALIGENT INC.
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2000, 1999 and 1998

                                                                              Preferred Stock
                                                          Common Stock            Series A        Additional
                                                     ---------------------   ------------------     Paid-in        Deferred
                                                       Shares    Par Value    Shares  Par Value     Capital      Compensation
                                                       ------    ---------    ------  ---------     -------      ------------
Balance at December 31, 1997                            196,204     $1,962    30,060     $301     $62,242,741            --
   Issuance from private placement                    1,960,500     19,605        --       --       9,782,895            --
   Payment of private placement costs                        --         --        --       --      (1,764,131)           --
   Conversion of preferred stock to
     common stock                                       841,680      8,417   (30,060)    (301)         (8,116)           --
   Common stock contribution to savings
     and retirement plan                                  3,448         34        --       --          43,203            --
   Stock options issued for services                         --         --        --       --          58,537            --
   Deferred compensation related to stock options            --         --        --       --         103,863     $(103,863)
   Amortization of deferred compensation                     --         --        --       --              --        15,147
   Unrealized gain on investments                            --         --        --       --              --            --
   Net loss                                                  --         --        --       --              --            --
                                                     ----------   --------   -------    -----    ------------    ----------
Balance at December 31, 1998                          3,001,832     30,018        --       --      70,458,992       (88,716)
   Shares issued in connection with:
     Acquisition of Pacific Pharmaceuticals Inc.      3,167,789     31,677        --       --       3,730,072            --
     Contractual anti-dilution protection             1,017,742     10,178        --       --         (10,178)           --
     Payment of certain obligations                      14,489        144        --       --          34,941            --
     Contractual reset obligations                    3,970,734     39,708        --       --         (39,708)           --
     Purchase of minority interest in subsidiary      2,773,575     27,736        --       --       4,132,627            --
     Repayment of debt of subsidiary                     88,374        884        --       --         440,986            --
     Stock dividend                                     562,961      5,630        --       --         979,535            --
     Settlement of litigation                            36,785        368        --       --         134,633            --
     Exercise of Class C warrants                        51,087        511        --       --         186,989            --
     Employee stock awards                               15,000        150        --       --          10,402            --
     Repayment of debt of subsidiary                    109,778      1,098        --       --         187,588            --
     Settle placement agent fees                        160,160      1,602        --       --         363,920            --
   Fair value of stock options issued
     in the Pacific acquisition                              --         --        --       --         965,435            --
   Warrants issued in connection with the purchase
     of the minority interest in a subsidiary                --         --        --       --       1,004,034            --
   Incremental charge associated with the
     conversion of the minority interest
     in a subsidiary, net                                    --         --        --       --              --            --
   Common stock contribution to savings and
     retirement plan                                        512          5        --       --             735            --
   Retirement of treasury stock                              --         --        --       --         (11,857)           --
   Amortization of deferred compensation                     --         --        --       --              --     2,526,560
   Compensation expense associated with
     variable stock options                                  --         --        --       --       4,625,554    (4,625,554)
   Unrealized loss on investments                            --         --        --       --              --            --
   Net loss                                                  --         --        --       --              --            --
                                                     ----------   --------   -------    -----    ------------    ----------
Balance at December 31, 1999                         14,970,818    149,709        --       --      87,194,700    (2,187,710)
   Shares issued in connection with:
     Acquisition of Heaven's Door Corporation        10,919,655    109,197        --       --      22,686,303            --
     Relinquishment of contractual rights             3,877,008     38,770        --       --      20,857,225     2,124,960
     Payment of placement agent                         546,000      5,460        --       --       1,134,318            --
     Exercise of options                                 76,560        766        --       --         153,122            --
     Exercise of warrants                                59,241        591        --       --         192,199            --
     Payment to consultants                             750,000      7,500        --       --       4,446,000            --
     Exercise of Class C warrants                     1,291,666     12,917        --       --       3,242,083            --
   Compensation expense associated with
     variable stock options                                  --         --        --       --      14,729,024            --
   Amortization of deferred compensation                     --         --        --       --              --        62,750
   Unrealized loss on investments                            --         --        --       --              --            --
   Net loss                                                  --         --        --       --              --            --
                                                     ----------   --------   -------    -----    ------------    ----------
Balance at December 31, 2000                         32,490,948   $324,910        --       --    $154,634,974    $       --
                                                     ==========   ========   =======    =====    ============    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                  PALIGENT INC.
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2000, 1999 and 1998
                                   (continued)

                                                                                    Accumulated
                                                      Cumulative                       Other                     Total
                                                     Dividends On     Accumulated  Comprehensive Treasury    Stockholders'
                                                   Preferred Stock      Deficit        Income      Stock        Equity
                                                   ---------------      -------        ------      -----        ------
Balance at December 31, 1997                         $(4,217,388)    $(57,755,775)         --    $(11,857)      $259,984
   Issuance from private placement                            --               --          --          --      9,802,500
   Payment of private placement costs                         --               --          --          --     (1,764,131)
   Conversion of preferred stock to
     common stock                                             --               --          --          --             --
   Common stock contribution to savings
     and retirement plan                                      --               --          --          --         43,237
   Stock options issued for services                          --               --          --          --         58,537
   Deferred compensation related to stock options             --               --          --          --             --
   Amortization of deferred compensation                      --               --          --          --         15,147
   Unrealized gain on investments                             --               --    $272,588          --        272,588
   Net loss                                                   --       (3,291,357)         --          --     (3,291,357)
                                                     -----------    -------------    --------    --------    -----------
Balance at December 31, 1998                          (4,217,388)     (61,047,132)    272,588     (11,857)     5,396,505
   Shares issued in connection with:
     Acquisition of Pacific Pharmaceuticals Inc.              --               --          --          --      3,761,749
     Contractual anti-dilution protection                     --               --          --          --             --
     Payment of certain obligations                           --               --          --          --         35,085
     Contractual reset obligations                            --               --          --          --             --
     Purchase of minority interest in subsidiary              --               --          --          --      4,160,363
     Repayment of debt of subsidiary                          --               --          --          --        441,870
     Stock dividend                                           --         (985,165)         --          --             --
     Settlement of litigation                                 --               --          --          --        135,001
     Exercise of Class C warrants                             --               --          --          --        187,500
     Employee stock awards                                    --               --          --          --         10,552
     Repayment of debt of subsidiary                          --               --          --          --        188,686
     Settle placement agent fees                              --               --          --          --        365,522
   Fair value of stock options issued
     in the Pacific acquisition                               --               --          --          --        965,435
   Warrants issued in connection with the purchase
     of the minority interest in a subsidiary                 --               --          --          --      1,004,034
   Incremental charge associated with the
     conversion of the minority interest
     in a subsidiary, net                                     --         (501,455)         --          --       (501,455)
   Common stock contribution to savings and
     retirement plan                                          --               --          --          --            740
   Retirement of treasury stock                               --               --          --      11,857             --
   Amortization of deferred compensation                      --               --          --          --      2,526,560
   Compensation expense associated with
     variable stock options                                   --               --          --          --             --
   Unrealized loss on investments                             --               --    (174,265)         --       (174,265)
   Net loss                                                   --      (14,293,221)         --          --    (14,293,221)
                                                     -----------    -------------    --------    --------    -----------
Balance at December 31, 1999                          (4,217,388)     (76,826,973)     98,323          --      4,210,661
   Shares issued in connection with the:
     Acquisition of Heaven's Door Corporation                 --               --          --          --     22,795,500
     Relinquishment of contractual rights                     --      (23,020,955)         --          --             --
     Payment of placement agent                               --               --          --          --      1,139,778
     Exercise of options                                      --               --          --          --        153,888
     Exercise of warrants                                     --               --          --          --        192,790
     Payment to consultants                                   --               --          --          --      4,453,500
     Exercise of Class C warrants                             --         (155,000)         --          --      3,100,000
   Compensation expense associated with
     variable stock options                                   --               --          --          --     14,729,024
   Amortization of deferred compensation                      --               --          --          --         62,750
   Unrealized loss on investments                             --               --     (98,323)         --        (98,323)
   Net loss                                                   --      (47,984,695)         --          --    (47,984,695)
                                                     -----------    -------------    --------    --------    -----------
Balance at December 31, 2000                         $(4,217,388)   $(147,987,623)         --          --     $2,754,873
                                                     ===========    =============    ========    ========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                  PALIGENT INC.
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the years ended December 31,
                                                                                 --------------------------------------------
                                                                                     2000            1999            1998
                                                                                     ----            ----            ----
Cash flows from operating activities:
   Net loss                                                                      $(47,984,695)   $(14,293,221)    $(3,291,357)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                  4,600,013         125,331         449,808
     Impairment of goodwill                                                        20,030,684              --              --
     Gain on sale of property and equipment, net of write-offs                       (122,330)        (36,150)       (209,439)
     Gain on sale of investment                                                      (234,100)             --              --
     Savings and retirement plan stock contribution                                        --              --          43,237
     Charge for purchased in-process research and development                              --       9,405,671              --
     Compensation charge associated with variable stock options                    14,729,024       2,500,595              --
     Compensatory stock and stock option expense                                    4,516,251         170,782          73,684
     Deferred rent                                                                    (61,506)       (118,298)        (72,212)
     Changes in operating assets and liabilities, net of acquisitions:
       Prepaid expenses and other current assets                                      128,108         (12,069)         30,649
       Other assets                                                                   (62,166)        183,465          66,411
       Accounts payable                                                                50,158        (594,523)       (801,137)
       Accrued expenses and other current liabilities                                (232,180)       (838,501)       (223,028)
                                                                                 ------------    ------------    ------------
         Net cash used in operating activities                                     (4,642,739)     (3,506,918)     (3,933,384)
                                                                                 ------------    ------------    ------------

Cash flows from investing activities:
     Capital expenditures                                                            (160,598)             --        (319,669)
     Proceeds from sales of assets                                                    158,166          40,718         706,594
     Proceeds from redemption of debentures                                                --         128,501              --
     Proceeds from sale of investment                                                 405,753              --              --
     Proceeds from maturity of marketable securities                                       --       2,000,001              --
     Purchase of marketable securities                                                     --              --      (2,000,155)
     Merger costs                                                                          --        (321,544)       (176,025)
     Cash acquired in acquisitions                                                     17,831       2,750,097              --
                                                                                 ------------    ------------    ------------
         Net cash provided by (used in) investing activities                          421,152       4,597,773      (1,789,255)
                                                                                 ------------    ------------    ------------

Cash flows from financing activities:
     Proceeds from exercise of common stock options                                   153,888              --              --
     Proceeds from exercise of common stock warrants                                3,292,790         187,500              --
     Proceeds from private placement of stock                                              --              --       9,802,500
     Payment of private placement securities costs                                         --              --      (1,709,707)
     Principal payments on notes payable                                             (290,019)        (85,000)             --
     Principal payments on capital lease obligations                                  (37,907)         (3,995)        (20,231)
                                                                                 ------------    ------------    ------------
         Net cash provided by financing activities                                  3,118,752          98,505       8,072,562
                                                                                 ------------    ------------    ------------

Net change in cash and cash equivalents                                            (1,102,835)      1,189,360       2,349,923
Cash and cash equivalents at beginning of year                                      4,074,525       2,885,165         535,242
                                                                                 ------------    ------------    ------------
Cash and cash equivalents at end of year                                           $2,971,690      $4,074,525      $2,885,165
                                                                                 ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                                  PALIGENT INC.
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                        For the years ended December 31,
                                                                                    ---------------------------------------
                                                                                       2000          1999          1998
                                                                                       ----          ----          ----
Supplemental disclosure of cash flow information:
     Interest paid                                                                      $25,319        $7,628        $5,184
                                                                                    ===========   ===========   ===========

Supplemental disclosure of non-cash investing and financing activities:
     Fair value of common stock issued to acquire Heaven's Door Corporation         $23,935,275            --            --
                                                                                    ===========   ===========   ===========
     Debt assumed from the acquisition of Heaven's Door Corporation                 $   290,019            --            --
                                                                                    ===========   ===========   ===========
     Fair value of common stock issued to acquire Pacific Pharmaceuticals                    --    $3,761,749            --
                                                                                    ===========   ===========   ===========
     Debt assumed in the acquisition of Pacific Pharmaceuticals, Inc.                        --      $285,000            --
                                                                                    ===========   ===========   ===========
     Fair value of common stock issued to acquire minority interest in subsidiary            --    $4,160,363            --
                                                                                    ===========   ===========   ===========
     Fair value of common stock issued in exchange for certain contractual
        obligations                                                                 $23,020,955            --            --
                                                                                    ===========   ===========   ===========
     Fair value of common stock issued to consultants                                $4,453,500            --            --
                                                                                    ===========   ===========   ===========
     Fair value of common stock options assumed                                              --      $965,435            --
                                                                                    ===========   ===========   ===========
     Fair value of common stock issued to repay debt                                         --      $630,556            --
                                                                                    ===========   ===========   ===========
     Fair value of common stock issued for services                                          --      $400,607            --
                                                                                    ===========   ===========   ===========
     Fair value of common stock issued in settlement of legal action                         --      $135,001            --
                                                                                    ===========   ===========   ===========
     Fair value of warrants issued to acquire minority interest in subsidiary                --    $1,004,034            --
                                                                                    ===========   ===========   ===========
     Fair value of common stock awarded to employees                                         --       $10,552            --
                                                                                    ===========   ===========   ===========
     Preferred stock converted to common stock                                               --            --        $8,417
                                                                                    ===========   ===========   ===========
     Savings and retirement plan stock contribution                                          --          $740       $43,237
                                                                                    ===========   ===========   ===========
     Stock options issued for services                                                       --            --       $73,684
                                                                                    ===========   ===========   ===========
     Capital lease obligation incurred for the acquisition of equipment                $145,072            --            --
                                                                                    ===========   ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                  PALIGENT INC.
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

From its inception in 1985 through 1999, Paligent Inc. (formerly HeavenlyDoor.com, Inc. and Procept, Inc.), together with its subsidiaries (collectively, "Paligent" or the "Company"), operated as a biopharmaceutical company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. In March 1999, the Company completed its merger with Pacific Pharmaceuticals, Inc. ("Pacific"), a company engaged in the development of cancer therapies. In January 2000, the Company consummated a major strategic change in its business by acquiring Heaven's Door Corporation ("HDC"), a company that provided business-to-business and business-to-consumer products and services for the funeral service industry over the Internet. Effective with the acquisition of HDC, the Company's name was changed from Procept, Inc. to HeavenlyDoor.com, Inc. and the name of the Company's subsidiary, Pacific, was changed to Procept, Inc.

Since its inception in 1985 through 1999, the Company was engaged in drug discovery and research. During 1998 and 1999, the Company's principal efforts were devoted to drug development, human clinical trials and partnership commercialization focusing on PRO 2000 Gel and 06-Benzylguanine ("O6-BG"). Commencing in January 1998, in order to focus its limited resources on PRO 2000 Gel, the Company terminated work on all other research programs and underwent a significant downsizing, reducing its staff to thirteen people. This resulted in a restructuring charge of $225,000 relating to termination benefits.

Beginning in 2000, effective with the merger with HDC, the Company pursued an Internet strategy that focused on promoting and facilitating transactions between consumers, funeral industry providers and financing institutions. In this regard, the Company developed a Web-based presence that provided consumers access to information pertaining to the arrangement and handling of pre-arranged funeral contracts. The Company's services to funeral industry providers included the development of customized Web sites that were linked to the Company's Web site, call center capabilities and marketing support.

During the fourth quarter of 2000, the Company decided to discontinue the pursuit of its Internet strategy after a sustained period of deterioration in the technology sector and related capital markets. Shortly thereafter, the Company entered into an agreement to sell all of its Web-based assets and Internet funeral service operations, including the name "HeavenlyDoor.com." On December 31, 2000, the Company changed its name from HeavenlyDoor.com, Inc. to Paligent Inc.

From inception through December 31, 2000, the Company has generated no revenue from product sales or services, has not been profitable, and has incurred an accumulated deficit of $152.2 million. Losses have resulted primarily from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs. As the Company evaluates various strategic alternatives in its quest for new growth areas that will maximize value to existing stockholders, the Company expects to incur additional losses.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries, which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Risk and Uncertainties

The Company has entered into out-licensing arrangements with respect to two compounds that had been under development by the Company. Accordingly, the Company remains subject to risks common to

                                  PALIGENT INC.
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

companies in the biotechnology industries including, but not limited to, development by the Company, its licensees or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with United States Food and Drug Administration government regulations and the ability to obtain financing.

Since disposing of its Internet assets and related operations in December 2000, the Company has significantly reduced its operating costs. At its current rate of spending, the Company expects that its current funds and interest income will be sufficient to fund the Company's current operations beyond the next twelve months while the Company evaluates strategic alternatives, including potential business investments and related financing. No assurance can be given that such financing will be available to the Company. If the Company is unable to generate significant revenue from future operations, or obtain additional revenue in connection with the existing licenses of the Company's biotechnology assets, or secure additional financing, the Company's financial condition will be adversely affected.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.

Property and Equipment

Property and equipment is recorded at cost and depreciated on a straight-line basis over the following estimated useful lives:

Laboratory equipment                                 5 years
Furniture and fixtures                               5 years
Office equipment                                     3-5 years
Equipment and furniture under capital lease          Estimated useful life or
                                                       term of lease, if shorter
Leasehold improvements                               Estimated useful life or
                                                       term of lease, if shorter

Major additions and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon retirement or other disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the determination of net loss.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

The Company provides for income taxes under the liability method, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided for net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Revenue Recognition

Interest income is recognized as earned. In 1998, revenue under collaborative research and development agreements was recognized based upon the performance requirements of each agreement. Payments received in advance under these agreements were recorded as deferred revenue until earned. Amounts received under research and development agreements are non-refundable and are not contingent on the outcome of research efforts.

                                  PALIGENT INC.
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

Cash and cash equivalents are financial instruments that potentially subject the Company to concentrations of credit risk. The Company invests its excess cash in money market instruments.

Basic and Diluted Net Loss Per Common Share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing
(loss) income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock (the "treasury stock method").

For the years ended December 31, 2000, 1999 and 1998, the Company had stock options and warrants outstanding that were anti-dilutive. These securities could potentially dilute basic EPS in the future and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented. Consequently, there were no differences between basic and diluted EPS for these periods.

Comprehensive (Loss) Income

The Company accounts for comprehensive (loss) income under Statement of Financial Accounting Standards No. ("SFAS") 130, "Reporting Comprehensive Income". SFAS 130 established standards for reporting and displaying comprehensive income and its components (gains and losses) in a full set of general-purpose financial statements. The statement required that all components of comprehensive (loss) income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Business Segments

The Company follows SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" with respect to business segments. SFAS 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and required those enterprises to report selected information about operating segments in interim financial statements. It also required disclosures about products and services, geographic areas and major customers.

From its inception in 1985 through 1999, the Company was in the business of developing and commercializing novel drugs based on biotechnological research. During 2000, the Company embarked on the development of an Internet enterprise while it concurrently shut down its biotechnology research and development operations. By the close of the year, the Company had also shut down its Internet operations. The results of operations for the periods presented primarily reflect research and development activities relating to biotechnology operations and, for fiscal 2000, also include development activities relating to the Internet venture. Because all of its operations were developmental in nature, and the Company has not generated any revenue from product sales or services, the Company has determined that it has one operating segment for the periods presented.

New Accounting Standards

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. ("SAB") 101, "Revenue Recognition in Financial Statements," which is effective no later than the quarter

                                  PALIGENT INC.
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ending March 31, 2000. SAB 101 clarifies the Securities and Exchange Commission's views regarding recognition of revenue. In March 2000, the Securities Exchange Commission issued SAB 101A, "Amendment: Revenue Recognition in Financial Statements." SAB 101A delayed the implementation date of SAB 101 by one quarter to the quarter ended June 30, 2000 for registrants with the fiscal years that begin between December 16, 1999 and March 15, 2000. The Company's adoption of SAB 101 did not have any effect on the Company's financial position or results of operations.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3 - ACQUISITIONS

Heaven's Door Corporation

HDC, a Delaware corporation that was engaged in providing a range of funeral-related products and services through its web site www.HeavenlyDoor.com, was acquired by the Company in January 2000, pursuant to the Agreement and Plan of Merger dated as of November 8, 1999 (the "HDC Merger Agreement").

The acquisition of HDC was accounted for utilizing the purchase method of accounting. The aggregate purchase price of $22.8 million (10,919,655 shares with a fair value of $2.09 per share) plus the acquisition costs of $1.6 million and assumed net liabilities of $100,000, were allocated to the acquired tangible and intangible assets. As a result of this acquisition, the Company recorded goodwill of $24.5 million, representing the excess cost over the fair value of net liabilities acquired, which was initially amortized over a period of five years. Pursuant to the HDC Merger Agreement, each share of HDC was converted into approximately .81 shares of the Company's common stock ("Common Stock"), or a total of 10,919,655 shares. As of December 31, 1999, the Company had recorded on its consolidated balance sheet, as deferred charges, acquisition costs of $321,544 associated with the HDC merger.

In accordance with the HDC Merger Agreement, the Company also issued 3,877,008 shares of Common Stock to investors in the 1998 Offering (as defined in Note 5), former holders of Pacific preferred stock and certain other holders of Common Stock in exchange for the elimination of the Contractual Rights (as defined in Note 5) held by such investors. This transaction was accounted for by recording a charge of $23,020,955 directly to equity during the year ended December 31, 2000.

The Company also issued, in connection with the acquisition of HDC, 546,000 shares of Common Stock as consideration for the fee due to the placement agent involved in the HDC transaction at a fair market value of $1,139,778, which amount was included in the purchase price (see Note 10).

On January 28, 2000, concurrent with the merger with HDC, the number and exercise price of the Variable Options (as defined in Note 5) were further adjusted according to the Contractual Rights of the 1998 Offering. As a result, the Company granted an additional 1,004,224 options and reduced the exercise price of the associated Variable Options from $2.11 per share to $1.56 per share. In addition, the

                                  PALIGENT INC.
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors also accelerated the vesting of the Variable Options. Effective with the merger, the number and the associated exercise price of the Variable Options became fixed and accounted for accordingly. As a consequence, a compensation charge of $14,729,024 was recorded in fiscal 2000, resulting from the revaluation under variable plan accounting and the acceleration of the vesting of the Variable Options.

Pacific Pharmaceuticals, Inc.

On December 10, 1998, the Company entered into a definitive Agreement and Plan of Merger (the "Pacific Merger Agreement") to acquire Pacific, a Delaware corporation engaged in the development of cancer therapies, based in San Diego, California, through a merger of a wholly owned subsidiary of the Company with and into Pacific. The acquisition of Pacific closed on March 17, 1999.

The acquisition of Pacific was accounted for under the purchase method of accounting. The aggregate purchase price of $3.8 million, plus estimated acquisition costs of $1.7 million, assumed liabilities (including a $200,000 note payable to a significant stockholder of the Company) of $5.7 million and $1.0 million for the value of the stock options and warrants being issued to the Pacific stockholders were allocated to the acquired tangible and intangible assets based on their estimated respective fair values. Approximately $9.4 million of the purchase price was allocated to in-process research and development and expensed in the quarter ended March 31, 1999. The charge for in-process research and development represents the value assigned to Pacific's programs that were still in the development stage for which there was no alternative future use. The value assigned to these programs was developed by determining the fair value of these programs, as provided by an independent valuation of the Pacific business. The valuation methodology was based on estimated discounted cash flows.

Pursuant to the Pacific Merger Agreement, each share of Pacific common stock (including preferred stock on an as converted basis into common stock) converted into approximately 0.11 shares of Common Stock or a total of 2,753,205 shares of Common Stock and an additional 414,584 shares of Common Stock were issued to holders of Pacific's preferred stock for a total of 3,167,789 shares of Common Stock (of which 1,558,587 shares of Common Stock issued in the merger to holders of Pacific preferred stock were accompanied by certain contractual rights identical to the Contractual Rights held by purchasers in the Company's 1998 Offering). In addition, all of Pacific's outstanding warrants, unit purchase options and stock option obligations were exchanged for 1,916,730 like instruments of the Company. The Company also assumed a $6.5 million, net obligation (payable in cash or Common Stock, at the sole discretion of the Company) of Pacific's wholly owned subsidiary, BG Development Corp. ("BGDC"). On June 30, 1999, the Company issued 2,773,575 shares of Common Stock and 924,525 Class D Warrants in exchange for all of the BGDC outstanding preferred stock holdings. The Class D Warrants are exercisable for an aggregate of 924,525 shares of Common Stock at $2.11 per share and expire on June 30, 2004.

Pro Forma Results of Operations

The following unaudited pro forma results of operations for the years ended December 31, 2000 and 1999 give effect to the Company's acquisitions of HDC and Pacific as if the transactions had occurred at the beginning of each period. The pro forma results of operation excludes the non-cash stock based compensation charge of $19.2 million recorded in connection with the acquisition of HDC in fiscal 2000 and the charge for in-process research and development of $9.4 million that was recorded with the acquisition of Pacific in fiscal 1999. The pro forma results of operations do not purport to reflect what the Company's results of operations actually would have been if the acquisitions had occurred as of the beginning of the periods, or what such results would be for any future period. The financial data is based upon assumptions that the Company believes are reasonable and should be read in conjunction with the consolidated financial statements and accompanying notes thereto.

                                  PALIGENT INC.
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      Pro Forma Results for the
                                                       Year Ended December 31,
                                                       -----------------------
                                                        2000            1999
                                                        ----            ----

Revenues                                               $253,673        $317,558
Net loss                                           $(29,241,852)    $(8,369,354)
Basic and diluted net loss per common share              $(0.95)         $(0.30)

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                           December 31,
                                                     ----------------------
                                                       2000         1999
                                                       ----         ----

Laboratory equipment                                 $     --      $610,182
Furniture and fixtures                                 82,643        86,844
Office equipment                                      136,784       220,305
Leasehold improvements                                 47,032     1,035,019
                                                     --------    ----------
                                                      266,459     1,952,350
Less:  accumulated depreciation and amortization      (43,276)   (1,901,797)
                                                     --------    ----------

Property and equipment, net                          $223,183       $50,553
                                                     ========    ==========

During the years ended December 31, 2000 and 1999, the Company sold equipment with a net book value of $0 and $5,000, respectively, for proceeds of $148,000 and $41,000, respectively, resulting in gains of $148,000 and $36,000, respectively. These gains are included in other income in the accompanying consolidated statements of operations.

Property and equipment includes the following assets that were acquired pursuant to capital lease arrangements:

                                                               December 31,
                                                         ----------------------
                                                           2000          1999
                                                           ----          ----

Laboratory equipment                                     $     --      $353,466
Furniture and fixtures                                     69,405        12,203
Office equipment                                          118,675       114,109
Leasehold improvements                                         --       459,410
                                                         --------      --------
                                                          188,080       939,188
Less:  accumulated amortization                           (34,550)     (939,188)
                                                         --------      --------

                                                         $153,530      $     --
                                                         ========      ========

NOTE 5 - STOCKHOLDERS' EQUITY

Common and Preferred Stock

Year Ended December 31, 2000

On December 31, 2000, the Company had a total of 32,490,948 shares of Common Stock outstanding. During fiscal 2000, the Company issued 17,520,130 new shares of Common Stock, of which 16,092,663 were issued in connection with the acquisition of HDC and 1,427,467 shares were issued in connection with the exercise of warrants and options.

                                  PALIGENT INC.
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the acquisition of HDC in January 2000 (see Note 3), each share of HDC stock was converted into approximately 0.81 shares of Common Stock or a total of 10,919,655 shares of the Common Stock. In accordance with the HDC Merger Agreement, the Company also issued 3,877,008 shares of Common Stock with a fair value of $23,020,955 to investors in the Company's 1998 Offering, former preferred stockholders of Pacific, and certain other holders of Common Stock, in exchange for the elimination of certain contractual obligations incurred in connection with the 1998 Offering, the Pacific acquisition and other transactions. This transaction was accounted for by recording a charge of $23,020,955 directly to equity, which represents the fair market value of the Common Stock issued to those stockholders who relinquished their contractual rights.

The Company also issued, in connection with the acquisition of HDC, 546,000 shares of Common Stock as consideration for the fee due to the placement agent involved in the HDC transaction at a fair market value of $1,139,778, which amount was included in the purchase price. In addition, on February 28, 2000, the Company issued a total of 750,000 shares of its Common Stock with a fair value of $4,453,500 to consultants and, accordingly, a charge of $4,453,500 was recorded during the year ended December 31, 2000.

During the year ended December 31, 2000, the Company issued 76,560 shares of Common Stock in exchange for proceeds of $153,888 in connection with the exercise of options. The Company also issued 1,350,907 shares of Common Stock in connection with the exercise of warrants, which generated proceeds of $3,292,790. Total Common Stock issued in connection with the exercise of warrants included (i) 1,291,666 shares of Common Stock for proceeds of $3,100,000, related to the exercise of Class C Warrants, and (ii) 59,241 shares of Common Stock for proceeds of $192,790, related to the exercise of other warrants. The Class C Warrants were exercised at $2.40 per share representing a discount of $0.88 to the contractual exercise price of $3.28 per share. Consequently, during the year ended December 31, 2000, a charge of $155,000 was recorded directly to equity, which represents the fair market value of the discount given to the holders of certain Class C Warrants.

Year Ended December 31, 1999

On December 31, 1999, the Company had a total of 14,970,818 shares of Common Stock outstanding. During fiscal 1999, the Company issued 11,968,986 new shares of Common Stock.

On October 9, 1999, pursuant to the Contractual Dividend Rights (as defined herein) contained in the 1998 Offering, the Company issued 562,961 shares of its Common Stock to certain stockholders.

On September 1, 1999 and November 1, 1999, the Company contributed 319 shares and 193 shares, respectively, of Common Stock to the Company's Savings and Retirement Plan.

On June 30, 1999, the Company issued 2,773,575 shares of its Common Stock and 924,525 Class D Warrants to purchase Common Stock in exchange for outstanding preferred stock in BGDC, thereby eliminating a $6.5 million obligation held by holders of this preferred stock while obtaining 100% ownership of BGDC. The 2,773,575 shares of Common Stock issued in the conversion were valued at $2.11 per share. The shares have contractual rights identical to those held by purchasers in the 1998 Offering. The Class D Warrants are exercisable for an aggregate of 924,525 shares of Common Stock at $2.11 per share and expire June 30, 2004. The total value of the shares plus the warrants (utilizing the Black-Scholes valuation method), less the book value in the minority interest in BGDC, resulted in a charge to net loss of $501,000 during the period. This issuance was also a dilutive event under the terms of the Class C Warrant Contractual Rights. Accordingly, the Company issued an additional 447,858 Class C Warrants at an exercise price of $3.28 and reduced the exercise price on the existing Class C Warrants from $3.67 to $3.28 per share.

                                  PALIGENT INC.
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 22, 1999 and July 15, 1999, the Company issued 5,000 and 10,000 shares, respectively, of Common Stock as bonuses to certain employees. In addition, on June 22, 1999, the Company issued 11,725 shares of Common Stock as payment for services rendered in connection with the acquisition of Pacific.

On May 18, 1999, the Company issued 51,087 shares of Common Stock in connection with the exercise of Class C Warrants for proceeds of $187,500.

In April 1999, pursuant to the Contractual Reset Rights (as defined herein) contained in the 1998 Offering (as defined herein), the Company issued a total of 3,970,734 shares of Common Stock to certain stockholders.

In March 1999, Pacific was merged with and became a wholly owned subsidiary of the Company. In connection with the merger, a total of 3,167,789 shares were issued to former Pacific stockholders; of these shares, 1,558,587 shares had the contractual rights identical to those held by purchasers in the 1998 Offering. On March 17, 1999 and November 10, 1999, the Company issued 88,374 and 109,778 shares of Common Stock, respectively, together with $50,000 in cash for the cancellation of certain indebtedness of Pacific. In addition, the Company issued 160,160 shares of Common Stock and $50,000 in cash to Paramount Capital, Incorporated, or its designees, as compensation for services performed in conjunction with the merger with Pacific.

The issuance of Common Stock in connection with the Pacific merger was a dilutive issuance under the terms of the 1998 Offering. As a result, as of March 17, 1999, pursuant to the Contractual Anti-Dilution Rights (as defined herein) contained in the 1998 Offering, the Company issued a total of 1,017,742 shares of Common Stock to certain stockholders. In addition, the Company issued an additional 1,015,504 Class C Warrants at an exercise price of $3.67, and reduced the exercise price of the existing Class C Warrants from $5.00 to $3.67 as a result of the dilutive issuance under the Class C Warrant Contractual Rights.

In March 1999, the Company issued 36,785 shares of Common Stock to Commonwealth Associates in connection with the settlement of litigation. On the same date, the Company issued 2,764 shares of Common Stock to The Harvard School of Dental Medicine as satisfaction of certain contractual obligations of Pacific.

Year Ended December 31, 1998

On December 31, 1998, the Company had a total of 3,001,832 shares of Common Stock outstanding. During fiscal 1998, the Company issued 2,805,628 new shares of Common Stock.

As a part of a unit offering, the Company sold an aggregate of 1,960,500 shares of Common Stock in January, February, and April of 1998 together with five-year Class C Warrants to purchase 1,960,500 shares of Common Stock at an exercise price of $5.00 per share (the "1998 Offering"). The $5.00 per share exercise price of the Class C Warrants was determined as part of the terms of the 1998 Offering in a negotiation between the Company and the placement agent for the 1998 Offering. The Company did not separately value the Class C Warrants from the Common Stock issued in the 1998 Offering since the resulting accounting treatment for both securities is to record their value in additional paid-in capital within the equity section of the balance sheet. These securities were sold for gross proceeds of $9.8 million. The Company received net proceeds of $8.1 million, after offering costs of $1.7 million. The purchasers in the 1998 Offering held certain contractual rights (the "Contractual Rights") requiring contingent additional issuances of Common Stock to the purchasers, (x) based on the market price on April 9, 1999 (the "Contractual Reset Rights"), (y) in the event of future dilutive sales of securities (the "Contractual Anti-Dilution Rights") and (z) as a dividend substitute beginning October 1999 and each six months thereafter (the "Contractual Dividend Rights"). Additionally, the Class C Warrants have contractual rights to reduce the exercise price in the event of future dilutive sales of securities (the "Class C Warrant Contractual Rights"). In the event of (i) a liquidation, dissolution or winding up of the

                                  PALIGENT INC.
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company, (ii) the sale other disposition of all or substantially all of the assets of the Company, or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity, the purchasers are entitled to receive an amount equal to 140% of such purchaser's investment as a liquidation "preference." Except in the case of a liquidation, dissolution or winding up, such payment will be in the form that equity holders will receive such as in cash, property or securities of the entity surviving the acquisition transaction. In the event of a liquidation, dissolution or winding up, such payment is contingent upon the Company having available resources to make such payment. The Class C Contractual Rights were terminated on January 28, 2000, concurrent with the merger of Heaven's Door Corporation.

In April 1998, all of the Company's outstanding Series A Preferred Stock was converted into 841,680 shares of Common Stock having certain contractual rights, and in March 1999, the Company eliminated the authorization of the Series A Preferred Stock by a filing with the Secretary of the State of Delaware. Also, in April 1998, warrants related to the Series A Preferred Stock were exchanged for Class C Warrants to purchase an aggregate of 841,680 shares of Common Stock having an exercise price of $5.00, which exercise price was reduced to $3.67 in March 1999 as a result of anti-dilution provisions.

During the year ended December 31, 1998, the Company contributed 3,448 shares of Common Stock to the Company's Savings and Retirement Plan.

1998 Equity Incentive Plan

Under the Company's 1998 Equity Incentive Plan, which amended and restated the 1989 Stock Plan (the "Plan"), the Company is permitted to sell or award Common Stock or to grant stock options for the purchase of Common Stock to employees, officers and consultants up to a maximum of 4,800,000 shares. In February 2000, the Board of Directors approved an amendment to the Plan to increase the number of shares covered by the Plan by 6,000,000, to 10,800,000, which amendment was approved by the Company's stockholders at the June 19, 2000 Annual Meeting of Stockholders. At December 31, 2000, there were 5,340,001 shares available for future grants under the 1998 Plan.

The 1998 Plan provides for the granting of incentive stock options ("ISOs") and nonstatutory stock options. In the case of ISOs, the exercise price shall not be less than 100% of the fair market value per share of the Company's common stock, on the date of grant. In the case of nonstatutory options, the exercise price shall be determined by a committee appointed by the Board of Directors (the "Compensation Committee"). All stock options under the 1998 Plan have been granted at exercise prices at least equal to the fair market value of the Common Stock on the date of grant.

The options either are exercisable immediately on the date of grant or become exercisable in such installments as the Compensation Committee of the Board of Directors may specify, generally over a four year period. Each option expires on the date specified by the Compensation Committee, but not more than ten years from the date of grant in the case of ISOs (five years in certain cases).

Supplemental Disclosures for Stock-Based Compensation

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. SFAS 123, "Accounting for Stock-Based Compensation," issued in 1995, defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company elected to continue to apply the accounting provisions of APB Opinion No. 25 for stock options. The required disclosures under SFAS 123 as if the Company had applied the new method of accounting are made below.

During 1998 and 1999, the Company granted stock options to certain employees, directors and consultants with Contractual Reset Rights, Contractual Anti-Dilution Rights, and Class C Warrant

                                  PALIGENT INC.
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contractual Rights contained in the 1998 Offering (the "Variable Options"). The Variable Options had an initial exercise price of $5.00 per share. Since the number of options and the associated exercise price were subject to adjustment and not fixed at the grant date, these stock options were accounted for under variable stock option accounting. Accordingly, the Variable Options were revalued on a quarterly basis by measuring the difference between the current exercise price and the fair market value of Common Stock on the respective balance sheet date. As a result, the Company recorded a $2.5 million charge in the fourth quarter of 1999 representing the earned portion of the $4.6 million total compensation charge. There were no charges in 1998 or in the first three quarters of 1999, since the fair market value of Common Stock was less than the then current exercise price with respect to the Variable Options.

During 1999, the number and the exercise price of the Variable Options were adjusted according to the Contractual Reset Rights, the Contractual Anti-Dilution Rights, and the Class C Warrant Contractual Rights contained in the 1998 Offering. As a result, the Company granted 819,064 additional options (586,218 incentive stock options and 232,846 non-qualified stock options) and the associated exercise price of the Variable Options were reduced from $5.00 per share to $2.11 per share (see Note 3).

The exercise price with respect to the Variable Options was further reduced on January 28, 2000, concurrent with the merger with HDC. On that date, the Company granted an additional 1,004,224 options (820,424 incentive stock options and 183,800 non-qualified stock options) and also accelerated the vesting of the Variable Options. Additionally, as a condition to the merger with HDC, the Company issued approximately 3.9 million shares of its Common Stock to terminate the contractual rights that were contained in the 1998 private placement. After the termination of the contractual rights, the number of options and the associated exercise price of the Variable Options became fixed and accounted for accordingly. In connection with the final revaluation under variable plan accounting and the acceleration of the vesting of the Variable Options, the Company recorded a compensation charge of $14.7 million in the year ended December 31, 2000.

Activity under all stock plans related to all the incentive stock options and non-qualified stock options for the three years ended December 31, 2000 is listed below:

                                                   Incentive   Non-qualified                            Weighted
                                                     Stock         Stock                                 Average
                                                    Options       Options           Option Price     Exercise Price
                                                    -------       -------           ------------     --------------
Outstanding at December 31, 1997                     118,945         15,539        $10.00-$892.50        $39.50
Granted                                              428,000        239,000          $0.70-$10.00         $4.97
Cancelled                                           (118,945)       (15,486)       $10.00-$892.50        $37.87
                                                   ---------     ----------
Outstanding at December 31, 1998                     428,000        239,053          $0.70-$70.19         $4.98
Granted                                            2,033,418        980,993         $1.45-$138.12         $2.95
Cancelled                                          (   4,739)            --                 $2.11         $2.11
                                                   ---------     ----------
Outstanding at December 31, 1999                   2,456,679      1,220,046       $0.70 - $138.12         $2.66
Granted                                            1,145,424      3,183,800           $1.09-$5.00         $3.80
Exercised                                                 --        (76,560)                $2.01         $2.01
Cancelled                                                 --     (2,565,927)          $2.11-70.19         $4.81
                                                   ---------     ----------
Outstanding at December 31, 2000                   3,602,103      1,761,359         $0.70-$138.12         $2.27
                                                   =========     ==========

Summarized information about stock options outstanding at December 31, 2000 is as follows:

                                  PALIGENT INC.
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           Weighted Average                                    Exercisable
                             Number of        Remaining                            ----------------------------------
Range of                      Options       Contract Life    Weighted Average      Number of         Weighted Average
Exercise Prices             Outstanding       (in years)      Exercise Price        Options           Exercise Price
---------------             -----------       ----------      --------------        -------           --------------
$0.70 - $1.45                  471,563           9.11              $1.08             146,563              $1.04
$1.56                        3,852,561           7.92              $1.56           3,852,561              $1.56
$1.65 - $3.65                  338,029           8.00              $1.93             287,733              $1.98
$4.25                          600,000           9.07              $4.25             200,004              $4.25
$7.93 - $138.12                101,309           3.53             $24.33             101,309             $24.33

Options for the purchase of 4,588,155 shares, 1,275,466 shares, and 63,599 shares are exercisable at December 31, 2000, 1999 and 1998, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                        2000              1999             1998
                                        ----              ----             ----
Dividend yield                          None              None             None
Expected volatility                     100%              100%             104%
Risk free interest rate                 4.83%             5.75%            5.25%
Expected life of option                 5.0               5.0              5.0

All options granted in 2000, 1999 and 1998 were granted at fair value or at amounts greater than fair value. Options to consultants are recorded at fair value and recognized as expense over the vesting period. The weighted average fair value of options granted was $3.43, $1.56 and $1.62 for 2000, 1999 and 1998, respectively.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards made in 2000, 1999 and 1998 consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts shown below:

                                         2000            1999           1998
                                         ----            ----           ----
Net loss - as reported              $(47,984,695)   $(14,293,221)   $(3,291,357)
Net loss - pro forma                $(63,276,133)   $(16,736,290)   $(3,791,798)
Basic and diluted net loss per
  common share - as reported              $(1.55)         $(1.36)        $(1.40)
Basic and diluted net loss per
  common share - pro forma                $(2.05)         $(1.53)        $(1.62)

The effects of applying SFAS 123 in the pro forma disclosure are not indicative of future amounts.

Common Stock Warrants

On February 10, 1994, in connection with the closing of the initial public offering, the Company's underwriter purchased for $210.00 warrants to purchase 3,000 shares of the Company's common stock at an exercise price of $833.00 per share. The warrants expired on February 10, 1999.

On April 1, 1994, in connection with the Company's $2 million master lease agreement, the Company issued common stock warrants for a purchase price of $350.00 to purchase 500 shares of common stock at a price of $595.00 per share. These warrants expired on April 1, 1999.

On September 11, 1995, the Company issued Common Stock warrants for a purchase price of $300.00 to purchase 429 shares of Common Stock at an exercise price of $490.00 per share, in connection with investment banking services to the Company. These warrants expired September 10, 2000.

                                  PALIGENT INC.
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 14, 1996, the Company issued Common Stock warrants for a purchase price of $220.00 to purchase up to 3,142 shares of Common Stock to Commonwealth Associates at an exercise price of $219.10 per share in connection with a public financing. These warrants expired on February 14, 2001.

On May 17, 1996, the Company issued a Common Stock warrant to purchase 11,283 shares of Common Stock at an exercise price of $175.00 per share in connection with financial advisory services to the Company. This warrant expires on May 16, 2001.

On May 17, 1996, the Company issued to a number of investors warrants to purchase an aggregate of 67,690 shares of Common Stock at $175.00 per share. The Warrants are subject to redemption by the Company upon 30 days prior notice to the holders of the Warrants at a price of $0.10 per share in the event that the average closing price of Common Stock for any 20 consecutive trading day period exceeds $262.50. The warrants expire on May 17, 2001.

On January 6, 1997, the Company issued a Common Stock warrant to purchase 1,071 shares of Common Stock to Furman Selz LLC at an exercise price of $105.00 per share in connection with financial advisory services to the Company. This warrant expires on January 6, 2002.

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

As part of the final closing of the unit offering, The Aries Fund and the Aries Domestic Fund, L.P. exchanged an aggregate of 30,060 shares of Series A Convertible Preferred Stock, $0.01 par value per share, and Class B Warrants to purchase an aggregate of 328,314 shares of Common Stock for an aggregate of
42.084 Units (i.e., 841,680 shares of Common Stock and Class C Warrants to purchase 841,680 shares of Common Stock at an exercise price of $5.00 per share, which exercise price was reduced to $3.28 in June 1999 as a result of the Contractual Rights contained in the 1998 Offering).

In connection with the final closing of the Company's 1998 Offering on April 9, 1998 and certain advisory services, the Company sold to Paramount Capital, Incorporated, the Company's placement agent in the 1998 Offering, unit purchase options ("UPOs"), options to purchase an aggregate of 481,381 shares of Common Stock and Class C Warrants to purchase 481,381 shares of Common Stock at an exercise price of $5.00 per share. Pursuant to the Contractual Rights contained in the 1998 Offering, the Company increased the number of shares underlying the 1998 UPOs by 716,366. The Company also issued an additional 252,431 Class C Warrants at an exercise price of $3.28 per share and reduced the exercise price on the existing Class C Warrants from $5.00 to $3.28 as a result of the Class C Contractual Rights. The UPOs are exercisable at $5.50 per unit for 2.37 shares of Common Stock and a Class C Warrant exercisable for 1.52 shares.

In conjunction with the Pacific merger on March 17, 1999, the Company converted 7,961,713 Pacific Class A Warrants into 864,870 of the Company's Class A Warrants. Each Class A Warrant is convertible into one share of Common Stock at an exercise price of $9.20 per share. The Class A Warrants expire in November 2005 and March 2007. In addition, the Company converted 309,734 Pacific Class B Warrants into 33,653 of the Company's Class B Warrants. Each Class B Warrant is convertible into one share of Common Stock at an exercise price of $202.49 per share. The Class B Warrants expire in August 2001. In addition, in conjunction with the Pacific merger, the Company converted UPOs consisting of options

                                  PALIGENT INC.
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to purchase 3,984,625 shares of Common Stock and 1,683,663 Class A Warrants to purchase Common Stock, into UPOs consisting of options to purchase 432,943 shares of Common Stock and 183,147 Class A Warrants to purchase Common Stock. Pursuant to the Contractual Rights contained in the 1998 Offering, the Company increased the number of shares underlying these UPOs by 587,935. The UPOs expire on various dates beginning November 2005 through September 2007.

As previously described, on June 30, 1999, the Company issued 924,525 Class D Warrants to purchase Common Stock to the former holders of preferred stock in BGDC, thereby eliminating a $6.5 million obligation while obtaining 100% ownership in BGDC. The Class D Warrants are exercisable at $2.11 per share and expire on June 30, 2004. The total value of the shares plus the warrants (utilizing the Black-Scholes valuation method), minus the book value of the minority interest in BGDC resulted in an incremental charge against earnings of $501,000 during the period.

On June 30, 1999, the Company issued 11,500 Warrants to purchase Common Stock in exchange for certain contractual obligations. The Warrants are exercisable at $2.11 per share and expire on June 30, 2004.

On April 12, 2000, the Company issued 5,000 Warrants to purchase Common Stock to 369 Lexington Avenue Co., L.P. in connection with the Company's execution of a lease for its New York City offices. The Warrants are exercisable at $2.50 per share and expire on April 12, 2005.

On June 30, 2000, the Company issued 1,155,955 Class E Warrants in exchange for warrants to purchase shares of Series A Convertible Preferred Stock of BGDC. The Warrants are exercisable at $2.11 per share and expire on June 30, 2004.

At December 31, 2000, there were 9,670,944 warrants outstanding, all of which are exercisable.

NOTE 6 - COLLABORATIVE RESEARCH AND DEVELOPMENT

In January 1996, the Company entered into a Sponsored Research Agreement with VacTex, Inc. ("VacTex"), to provide research services relating to the development of novel vaccines based on discoveries licensed from the Brigham and Women's Hospital and Harvard Medical School. The Sponsored Research Agreement with VacTex expired on January 8, 1998. During the year ended December 31, 1998, the Company recorded revenue of $100,000, which was received in cash.

On April 13, 1998, VacTex was acquired by Aquila Biopharmaceuticals, Inc. ("Aquila"). The Company's investment in VacTex of 300,000 shares of Common Stock was converted to 113,674 shares of Aquila common stock and $128,501 of 7% debentures. As a result, the Company accounted for its investment in Aquila under SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" as an available for sale security and marked it to market by recording a cumulative unrealized gain of $100,000 and $300,000 on December 31, 1999 and 1998, respectively, as part of stockholders' equity, based on Aquila's common stock closing price. The Company's investment in VacTex was originally accounted for under the cost method since it was a restricted security, it did not have a readily determinable fair value and the Company owned less than 20% of VacTex. On July 15, 1999, Aquila 7% debentures were redeemed for total proceeds of $139,758, which represented the principal and accrued interest due at the time of redemption. During the year ended December 31, 2000, the Company liquidated all security interests in Aquila for total proceeds of $406,000 resulting in a gain on sale of $234,000 which is included in other income.

NOTE 7 - INCOME TAXES

No federal or state income taxes have been provided for as the Company has incurred losses since its inception. At December 31, 2000, the Company had federal and state tax net operating loss ("NOL") carryforwards of $108 million and $60 million, respectively, which will expire beginning in the year 2001

                                  PALIGENT INC.
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

through 2020 for federal income tax purposes and beginning in the year 2001 through 2020 for state income tax purposes. Additionally, the Company had federal and state research and experimentation credit carryforwards of $2.0 million and $1.0 million, respectively, which will expire through 2020. The Internal Revenue Code of 1986, as amended (the "Code"), contains provisions that limit the NOL carryforwards and tax credits available to be used in any given year upon the occurrence of certain events, including significant change in ownership interests. In conjunction with the initial public offering and the acquisitions of HDC and Pacific, such changes in ownership, as defined in the Code, have occurred. Accordingly, certain available NOL carryforwards and tax credits are subject to these limitations.

The components of the Company's net deferred tax assets were as follows at December 31:

                                          2000           1999           1998
                                          ----           ----           ----
Net deferred tax assets:
  Net operating loss carryforwards    $40,654,000    $37,058,000    $23,218,000
  Tax credit carryforwards              2,863,000      2,868,000      2,192,000
  Stock based compensation              1,389,000        250,000             --
  Depreciation                            139,000        274,000        363,000
  Capitalized assets and other          1,121,000      1,171,000     (1,171,000)
  Valuation allowance                 (46,166,000)   (41,621,000)   (24,602,000)
                                     ------------   ------------   ------------

Total net deferred tax assets        $         --   $         --   $         --
                                     ============   ============   ============

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL and tax credit carryforwards. Management has considered the Company's history of losses and concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company will not recognize the benefit of the net deferred tax assets. Accordingly, the deferred tax assets have been fully reserved. Management re-evaluates the positive and negative evidence on an annual basis.

NOTE 8 - SAVINGS AND RETIREMENT PLAN

On July 1, 1990, the Company established the Procept, Inc. Savings and Retirement Plan (the "401(k) Plan"), a profit-sharing plan under Section 401 of the Code. Employees were eligible to participate in the 401(k) Plan by meeting certain requirements, including length of service and minimum age. For the year ended December 31, 2000, the Company did not contribute to the 401(k) Plan. For the years ended December 31, 1999 and 1998, the Company contributed 512 shares and 3,448 shares, respectively, of its Common Stock to the 401(k) Plan with values of $43,237 and $740, respectively. The 401(k) Plan was terminated during fiscal 2000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

On April 19, 2000, the Company entered into a lease for its office in New York City, commencing on July 1, 2000. The commitment under the operating lease requires the Company to pay monthly base rent and an allocable percentage of operating costs and property taxes throughout the five-year duration of the lease.

The monthly base rent is subject to increases during the course of the lease term, which are unrelated to increases in utilized space. Accordingly, the Company is providing for rent expense based on an amortization of the lease payments on a straight-line basis over the life of the lease.

On June 30, 2000, the Company's lease for its former facility in Cambridge, Massachusetts expired.

                                  PALIGENT INC.
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the aforementioned leasing arrangements, at December 31, 2000 and 1999, the Company recorded deferred rent of $6,000 and $67,000, respectively, for rent expense in excess of cash expenditures for leased facilities.

Gross rent expense for leased facilities and equipment was $800,000, $1.4 million and $1.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, the gross future minimum annual rental payments for the New York City office for the balance of the lease term is as follows:

     2001                                                          $206,000
     2002                                                          $212,000
     2003                                                          $218,000
     2004                                                          $224,000
     2005                                                          $114,000

The Company's office lease expires on June 30, 2005.

Capital Leases

On March 17, 1999, as part of the acquisition of Pacific, the Company assumed a capital lease obligation for office equipment. In fiscal 2000, the Company entered into capital leases for the purchase of office furniture and equipment. The future minimum lease payments under capital leases outstanding at December 31, 2000 are as follows:

     2001                                                           $75,206
     2002                                                            29,827
     2003                                                            25,549
     2004                                                            18,291
     2005                                                             5,870
                                                                    -------
     Total future minimum lease payments                            154,743
     Less: amounts representing interest                            (28,361)
                                                                    -------
     Present value of future minimum
          lease payments                                            126,382
     Less: current portion                                          (60,505)
                                                                    -------
                                                                    $65,877
                                                                    =======

Legal Proceedings

On February 22, 1999, Christopher R. Richied ("Richied") filed a Complaint with the United States District Court for the Southern District of New York naming Pacific and Binary, both subsidiaries of the Company, as defendants (the "Complaint"). The Complaint alleged that Pacific and Binary breached obligations to Richied under certain consulting agreements. On August 7, 2000, Pacific and Binary settled the Complaint. In connection with the settlement, the Company received a release from all claims and was not required to pay any remuneration.

On October 23, 1997, Commonwealth Associates ("Commonwealth") filed a complaint with the United States District Court for the Southern District of New York naming the Company as a defendant. On February 9, 1999, the Company and Commonwealth reached an agreement in principle to settle this matter whereby Commonwealth agreed to dismiss the suit in return for payment of $45,000 in cash and 36,785 shares of Common Stock. In early 1999, the Company made these payments.

                                  PALIGENT INC.
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTIES

Transactions with Directors

Certain members of the Company's Board of Directors received fees in connection with their service to the Company as members of the Board of Directors and, in certain cases, were also retained as consultants by the Company.

In November 1999, Howard Weiser, a director of the Company, borrowed $25,000 from HDC and executed a note in favor of HDC (the "HDC Note"). The Company acquired HDC in January 2000, including Mr. Weiser's note, which was payable on demand, with interest at the rate of nine and one-half percent per annum. As part of the merger, the Company and Mr. Weiser entered into a consulting arrangement whereby Mr. Weiser would provide consulting services for a one-year period from the date of the merger for a fee of $100,000, payable in periodic installments. During the course of the consulting period, the Company offset the full amount of principal and accrued interest due under the HDC Note against installment payments due under the consulting arrangement. The consulting arrangement ended in January 2001.

In connection with the acquisition of HDC, the Company issued 375,000 shares of Common Stock to each of Howard Weiser and Richard J. Kurtz, directors of the Company, as payment for consulting services. The 750,000 shares of Common Stock had a fair value of $4,453,500, and accordingly, a charge of $4,453,500 was recorded during the year ended December 31, 2000.

As part of the acquisition of HDC, the Company assumed notes payable in the amount of $290,019, payable to Richard J. Kurtz, a director of the Company and a former stockholder of HDC. On May 31, 2000, the Company paid $243,068 to Mr. Kurtz, consisting of $235,019 of principal plus $8,049 of accrued interest. On September 22, 2000, the Company made principal and interest payments of $55,000 and $3,841, respectively, to Mr. Kurtz in satisfaction of its remaining obligation.

On June 14, 2000, the Company entered into an agreement with Interneuron Pharmaceuticals, Inc. ("Interneuron") for the out-licensing of PRO 2000 Gel. Glenn L. Cooper, M.D., a director of the Company at the time of the agreement, is the President and Chief Executive Officer of Interneuron. In addition, the principal stockholder of the Company is a stockholder of Interneuron. Pursuant to this agreement, the Company received a payment of $500,000 in June 2000, which is included in other income for the year ended December 31, 2000. The Company retains certain future rights to PRO 2000 Gel under the licensing agreement, including (i) provisions for the receipt of additional payments based upon the achievement of certain milestones; and
(ii) royalties from future commercial sales of PRO 2000 Gel, if any. Interneuron has an option, for a limited period of time, to purchase future royalty rights relating to Pro 2000 Gel. The Company, however, has no further obligation to fund research and development for PRO 2000 Gel.

On June 30, 2000, the Company issued 34,678 Class E Warrants to Michael S. Weiss, Chairman of the Board of Directors of the Company, in exchange for warrants to purchase shares of Series A Convertible Preferred Stock of BGDC. The Warrants are exercisable at $2.11 per share and expire on June 30, 2004.

On October 13, 2000, Pacific entered into an agreement with AOI Pharmaceuticals Inc. ("AOI") to sublicense its exclusive worldwide patent rights and know-how relating to O6-BG. Mr.Weiss is the Chairman and Chief Executive Officer of AOI. In addition, the principal stockholder of the Company is a stockholder of an affiliate of AOI. Pursuant to this agreement, Pacific sublicensed all development and licensing rights to AOI in exchange for future royalties on net sales of O6-BG. The agreement also provides for cash payments to Pacific based upon the achievement of certain developmental milestones. In addition, AOI assumed all financial obligations of Pacific relating to its licensing of worldwide patent rights as of the effective date of the agreement. On November 22, 2000, the Company was notified by The Penn State Research Foundation ("PSRF") that the Company was in default of its material

                                  PALIGENT INC.
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obligations under the License Agreement between Pacific and PSRF and that such default invalidates the Company's sublicensing agreement with AOI. The Company believes that PSRF's claims are without merit; however, in the interim, the Company and AOI have agreed to defer the reimbursement of costs that the Company has paid on behalf of AOI until the matter is resolved. As of December 31, 2000, such reimbursable costs, amounting to $45,000, are included in prepaid expenses and other current assets. The Company and PSRF are engaged in on-going discussions toward a satisfactory resolution of the issues involved.

On October 17, 2000, the Company entered into a non-binding letter of intent to acquire WWH Insurance Services, Inc. ("WWH"). WWH is a privately held national independent distributor of life and health insurance products. Philip C. Pauze, then a director of the Company, is a director and stockholder of WWH. The acquisition of WWH was expected to broaden the Company's reach into products and services for senior citizens, beyond that originally anticipated with the acquisition of HDC, whose operations were primarily Web-centric. WWH targets consumers through direct marketing channels; primarily, via cable television programs whose audience meets the demographic profile of WWH's target market. During the due diligence review period, the Company advanced $50,000 to WWH to pay for operating expenses. In December 2000, the Company determined not to proceed with the acquisition of WWH.

Transactions with Paramount Affiliates

Various entities affiliated with Paramount Capital Asset Management, Inc. are significant stockholders of the Company. As of March 1, 2001, The Aries Trust, Aries Domestic Fund, L.P., Aries Master Fund, Aries Domestic Fund II, L.P., Paramount Capital Investments, LLC, Paramount Capital, Incorporated, Paramount Capital Asset Management, Inc. and Lindsay A. Rosenwald, M.D. (collectively, the "Paramount Affiliates"), are stockholders of the Company. In addition, the Paramount Affiliates hold warrants to purchase Common Stock. Mark C. Rogers, M.D., President and Chief Executive Officer of Paramount Capital, Incorporated ("Paramount") was a member of the Company's Board of Directors from 1997 to August 2000.

Certain Paramount Affiliates have a contractual right to designate a majority of the members of the Company's Board of Directors, as long as the Paramount Affiliates hold at least 5% of the voting stock of the Company. In addition, during that period, the Company must obtain the consent of these Paramount Affiliates prior to (i) making any payments in excess of $50,000; (ii) incurring any indebtedness; (iii) engaging in transactions with other affiliates; or (iv) increasing executive compensation or bonuses, except for bonuses guaranteed in an employment contract.

Under an agreement dated October 26, 1999, the Company engaged Paramount as a financial advisor in connection with its proposed transaction to acquire HDC. At the time of merger with HDC, the Company issued 546,000 shares of Common Stock, with a fair market value of $1,139,778, as consideration for the fee due under this agreement.

On April 9, 1998, the Company entered into a Financial Advisory Agreement with Paramount pursuant to which Paramount was entitled to receive a monthly retainer of $3,000 for a minimum of 24 months, out-of-pocket expenses and certain cash and equity success fees in the event Paramount assisted the Company with certain financing and strategic transactions. During the year ended December 31, 1999, the Company paid Paramount approximately $44,000 under this agreement. This agreement was terminated by mutual agreement of the parties, effective September 30, 1999.

In connection with the acquisition of Pacific on March 17, 1999, the Company issued an aggregate of 1,102,504 shares of Common Stock to the Paramount Affiliates in exchange for their shares of Pacific common stock and pursuant to the Contractual Anti-Dilution and Contractual Reset Rights contained in the 1998 Offering. The Company also issued to the Paramount Affiliates (i) an aggregate of 160,160 shares of Common Stock as payment for brokerage services in connection with the Pacific merger, and

                                  PALIGENT INC.
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(ii) cash of $50,000 plus an aggregate of 320,126 shares of Common Stock in connection with the cancellation of certain indebtedness incurred by Pacific to the Paramount Affiliates through Pacific's merger with Binary, and pursuant to the Contractual Anti-dilution and Contractual Reset Rights contained in the 1998 Offering.

Also in connection with the acquisition of Pacific, the Company assumed a $6.5 million net obligation of BGDC. As payment of this obligation, the Company issued 2,773,575 shares of Common Stock and Class D Warrants to purchase an aggregate of 924,525 shares of Common Stock in exchange for all of the outstanding shares of BGDC Series A Convertible Preferred Stock. On June 30, 1999, the Paramount Affiliates exchanged their BGDC Series A Convertible Preferred Stock for an aggregate of 1,890,000 shares of Common Stock and Class D Warrants to purchase an aggregate of 630,000 shares of Common Stock.

On April 9, 1999, the Company issued 3,970,734 shares of Common Stock pursuant to the Contractual Reset Rights contained in the 1998 Offering held by certain of the Company's stockholders, including those who purchased their shares in the 1998 Offering. An aggregate of 1,842,813 shares were issued to the Paramount Affiliates pursuant to the Contractual Reset Rights.

On October 9, 1999, the Company issued 562,961 shares of Common Stock pursuant to the Contractual Dividend Rights held by certain holders of the Common Stock, including those who purchased their shares in the 1998 Offering. An aggregate of 311,267 shares were issued to the Paramount Affiliates pursuant to this Contractual Dividend Right.

On March 28, 2000, The Aries Trust and Aries Domestic Fund, L.P. exercised an aggregate of 1,291,666 Class C Warrants in exchange for 1,291,666 shares of Common Stock, which exercise generated $3.1 million in proceeds to the Company. The Class C Warrants were exercised at $2.40 per warrant, representing a discount of $0.88 to the contractual exercise price of $3.28 per warrant. The Company recorded a charge of $155,000 directly to equity, representing the fair market value of the discount given to the holders of certain exercised Class C Warrants.

On June 30, 2000, the Company issued 781,758 Class E Warrants to the Paramount Affiliates in exchange for warrants to purchase shares of Series A Convertible Preferred Stock of BGDC. The Warrants are exercisable at $2.11 per share and expire on June 30, 2004.

                                                                   EXHIBIT INDEX
NO.      DESCRIPTION OF EXHIBIT

3.2 Certificate of Ownership and Merger of Paligent Inc. into HeavenlyDoor.com, Inc., filed with the Secretary of State of Delaware on December 28, 2000, to be effective as of December 31, 2000.

10.1 Lease for 369 Lexington Avenue, New York, New York, dated April 19, 2000 between the Company and 369 Lexington Avenue Co., L.P.

10.5 Executive Employment Agreement dated as of May 25, 2000, as amended February 9, 2001, between Paligent Inc. and Salvatore A. Bucci.

10.6 Sublicense Agreement by and between Procept, Inc. (formerly Pacific Pharmaceuticals, Inc.) and AOI Oharmaceuticals Inc., dated as of October 13, 2000.

21.1     Schedule of subsidiaries of the Company.

23.1 Consent of PricewaterhouseCoopers LLP, independent accountants to the Company.