Form 10-K405/A
period 2000-12-31
PALIGENT INC
filed 2001-04-02
CIK 885475

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2000

      Commission File Number:  0-21134

                                  Paligent Inc.
                                  -------------
             (Exact name of registrant as specified in its charter)
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)

           Delaware                                              04-2893483
           --------                                              ----------
(State or other jurisdiction of                              (I.R.S.  Employer
incorporation or organization)                               Identification No.)

369 Lexington Avenue, New York, New York                            10017
- ----------------------------------------                            -----
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

- ------------------
(1) Includes compensation charges associated with stock options. During 1998 and 1999, the Company granted stock options to certain employees, directors and consultants with the contractual rights (the "Contractual Rights") contained in the unit offering (the "Variable Options"), whereby the Company sold an aggregate of 1,960,500 shares of Common Stock in January February and April 1998 together with five-year Class C Warrants to purchase 1,960,500 shares of Common Stock at an exercise price of $5.00 per share (the "1998 Offering"). The Contractual Rights require contingent additional issuances of Common Stock to the purchasers (x) based on the market price on April 9, 1999 (the "Contractual Reset Rights"); (y) in the event of future dilutive sales of securities (the "Contractual Anti-Dilution Rights"); and (z) as a dividend substitute beginning October 1999 and each six months thereafter (the "Contractual Dividend Rights") (see Note 5 - Notes to Consolidated Financial Statements). The Variable Options had an initial exercise price of $5.00 per share. As the number of options and the associated exercise price were subject to adjustment and not fixed at the grant date, these stock options were accounted for under variable stock option accounting. Accordingly, the Variable Options were revalued on a quarterly basis by measuring the difference between the current exercise price and the fair market value of the Common Stock on the respective balance sheet date. There were no charges in 1998 or in the first three quarters of 1999, since the fair market value of the Common Stock was less than the then current exercise price with respect to the Variable Options.

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

Zola P. Horovitz, Ph.D. has been a director of the Company since 1992. Dr. Horovitz, currently a consultant to pharmaceutical companies, served as Vice President - Business Development and Planning at Bristol-Myers Squibb Pharmaceutical Group, from August 1991 to April 1994, and as Vice President
- -Licensing, from 1989 to August 1991. Prior to 1989, Dr. Horovitz spent 30 years as a member of the Squibb Institute for Medical Research, most recently as Vice President - Research Planning. He is also a director of six other publicly traded biotechnology and pharmaceutical companies: Avigen, Inc., BioCryst, Inc., Diacrin, Inc., Magainin Pharmaceuticals, Inc., Shire Pharmaceuticals, Inc. and Synaptic Pharmaceuticals, Inc. Dr. Horovitz received his Ph.D. from the University of Pittsburgh.

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

                           SUMMARY COMPENSATION TABLE

                                                                                      Long Term
                                                                                    Compensation
                                                                                       Awards
                                                                                       ------
                                                              Annual Compensation    Securities
Name and                                                     ---------------------   Underlying         All Other
Principal Position                                 Year      Salary ($)  Bonus ($)   Options(#)     Compensation ($)
- ------------------                                 ----      ----------  ---------   ----------     ----------------
Salvatore A. Bucci(1)                              2000        90,968     18,750        325,000                0
  President and Chief Executive Officer

Lloyd J. Kagin(2)                                  2000       211,218     75,000      2,400,000(3)       170,000(3)
  former President and Chief Executive Officer

John F. Dee(4)                                     2000        33,333          0              0           77,436
  Vice Chairman of the Board of Directors          1999       200,000          0        106,667(5)             0
  formerly President and Chief Executive Officer   1998       181,667          0      1,330,128(6)             0

Michael E. Fitzgerald(7)                           2000        75,000          0              0           42,308
  former Chief Financial Officer                   1999       150,000      9,075(8)     352,564(9)             0

Nigel J. Rulewski, M.D.(10)                        2000        33,333          0              0          103,215
  former Chief Medical Officer                     1999       200,000          0              0                0
                                                   1998        16,669     55,000(11)    961,538(12)            0

- ------------------------

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

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                    Potential Realizable Value at
                          Number of       Percent of                                   Assumed Annual Rates of
                         Securities      Total Options                              Stock Price Appreciation For
                         Underlying       Granted to     Exercise or                       Option Term ($)(1)
Name and                   Options       Employees in    Base Price    Expiration   -----------------------------
Principal Position       Granted (#)  Fiscal Year (%)(2)  ($/Share)       Date            5%             10%
- ------------------       -----------  ------------------ -----------   ----------   -------------   -------------
Salvatore A. Bucci          325,000           9.77          $1.094        5/25/2010       $0             $0
Lloyd J. Kagin            2,400,000(3)       72.18          $ 5.00       12/31/2000       $0             $0

- ----------------

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

Fiscal Year-End Option Values

The following table provides information regarding exerciseable and unexercisable stock options held by the Named Executive Officers as of December 31, 2000:

                          FISCAL YEAR-END OPTION VALUES

                                                                                              Value of Unexercised
                                                                                                  In-the-Money
                                                                                                   Options at
                                Shares                            Fiscal Year-End (#)          Fiscal Year-End ($)
Name and                      Acquired on          Value             Exercisable/                 Exercisable/
Principal Position          Exercise (#)(1)   Realized ($)(1)      Unexercisable(1)            Unexercisable(1)(2)
- ------------------          ---------------   ---------------     ------------------          ---------------------
Salvatore A. Bucci                0                 0                   0/325,000                       0/0
Lloyd J. Kagin(3)                 0                 0                         0/0                       0/0
John F. Dee                       0                 0                 1,436,795/0                       0/0
Michael E. Fitzgerald             0                 0                   352,564/0                       0/0
Nigel J. Rulewski, M.D.           0                 0                   961,538/0                       0/0

- -------------

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

                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                  AMONG PALIGENT INC., H&Q BIOTECHNOLOGY INDEX
                             AND S&P COMPOSITE INDEX

                                  [LINE GRAPH]

                   ASSUMES $100 INVESTED ON DECEMBER 31, 1995
                     ASSUMES DIVIDENDS, IF ANY, REINVESTED
                      FISCAL YEAR ENDING DECEMBER 31, 2000

- -----------------------------------------------------------------------------------------------------------
                                   12/31/1995   12/31/1996  12/31/1997  12/31/1998   12/31/1999  12/31/2000
- -----------------------------------------------------------------------------------------------------------
PALIGENT INC.                        $100.00       $34.00       $4.57       $1.14        $1.69       $0.03
- -----------------------------------------------------------------------------------------------------------
H&Q BIOTECHNOLGY INDEX               $100.00       $92.27      $93.40     $142.22      $304.01     $326.83
- -----------------------------------------------------------------------------------------------------------
S&P COMPOSITE INDEX                  $100.00      $122.96     $163.98     $210.84      $255.22     $231.98
- -----------------------------------------------------------------------------------------------------------

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

                                                                                             Common Stock
                                                                                         Beneficially Owned(1)
                                                                                    ----------------------------
Beneficial Owner                                                                        Shares           Percent
- ----------------                                                                    --------------       -------
The Aries Trust                                                                      15,786,232(2)        41.98
Aries Domestic Fund, L.P.
Aries Master Fund
Aries Domestic Fund II, L.P.
Paramount Capital Investments, LLC
Paramount Capital, Incorporated
Paramount Capital Asset Management, Inc.
Lindsay A. Rosenwald, M.D.
     c/o Paramount Capital Asset Management, Inc.
     787 Seventh Avenue
     New York, New York 10019
John F. Dee                                                                           1,436,895(3)         4.24
Nigel J. Rulewski, M.D.                                                                 961,538(4)         2.87
Michael E. Fitzgerald                                                                   357,564(5)         1.09
Michael S. Weiss                                                                        838,170(6)         2.54
Elliott H. Vernon                                                                       304,858(7)           *
Zola P. Horovitz, Ph.D.                                                                 206,645(8)           *
Richard J. Kurtz                                                                      1,947,292            5.99
Howard Weiser                                                                         2,563,996(9)         7.89
Lloyd J. Kagin                                                                            3,000              *
Salvatore A. Bucci                                                                            0              -
All current executive officers and directors as a group (7 persons)                   8,619,958(10)       23.64

- ------------------------

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

                                           Capacity:


/s/ Michael S. Weiss                       Chairman
- ------------------------------------
Michael S. Weiss


/s/ John F. Dee                            Vice Chairman
- ------------------------------------
John F. Dee


/s/ Salvatore A. Bucci                     President and Chief Executive Officer
- ------------------------------------       (Principal Executive, Financial and
Salvatore A. Bucci                         Accounting Officer)


/s/ Elliott H. Vernon                      Director
- ------------------------------------
Elliott H. Vernon


/s/ Zola P. Horovitz, Ph.D.                Director
- ------------------------------------
Zola P. Horovitz, Ph.D.


/s/ Richard J. Kurtz                       Director
- ------------------------------------
Richard J. Kurtz


/s/ Howard Weiser                          Director
- ------------------------------------
Howard Weiser

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


PricewaterhouseCoopers LLP

New York, New York
March 9, 2001

                                  PALIGENT INC.
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)
                           CONSOLIDATED BALANCE SHEETS

                                                                          December 31,
                                                                  ----------------------------
                                                                      2000            1999
                                                                  ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                                       $2,971,690      $4,074,525
    Investment in Aquila                                                    --         269,976
    Prepaid expenses and other current assets                          239,305         223,065
                                                                  ------------    ------------
       Total current assets                                          3,210,995       4,567,566

Property and equipment, net                                            223,183          50,553
Deferred charges                                                            --         321,544
Other assets                                                            77,582           7,150
                                                                  ------------    ------------
       Total assets                                                 $3,511,760      $4,946,813
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                  $188,587        $119,826
    Accrued compensation                                               178,613          84,961
    Accrued professional services                                      220,680         243,962
    Other current liabilities                                           36,814         200,870
    Current portion of capital lease obligations                        60,505           4,832
    Current portion of deferred rent                                        --          67,317
                                                                  ------------    ------------
       Total current liabilities                                       685,199         721,768
                                                                  ------------    ------------

Deferred rent                                                            5,811              --
                                                                  ------------    ------------
Capital lease obligations                                               65,877          14,384
                                                                  ------------    ------------

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
                                                   =========     ==========

Summarized information about stock options outstanding at December 31, 2000 is as follows:

                                  PALIGENT INC.
               (formerly HeavenlyDoor.com, Inc. and Procept, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           Weighted Average                                    Exercisable
                             Number of        Remaining                            ----------------------------------
Range of                      Options       Contract Life    Weighted Average      Number of         Weighted Average
Exercise Prices             Outstanding       (in years)      Exercise Price        Options           Exercise Price
- ---------------             -----------       ----------      --------------        -------           --------------
$0.70 - $1.45                  471,563           9.11              $1.08             146,563              $1.04
$1.56                        3,852,561           7.92              $1.56           3,852,561              $1.56
$1.65 - $3.65                  338,029           8.00              $1.93             287,733              $1.98
$4.25                          600,000           9.07              $4.25             200,004              $4.25
$7.93 - $138.12                101,309           3.53             $24.33             101,309             $24.33

Options for the purchase of 4,588,155 shares, 1,275,466 shares, and 63,599 shares are exercisable at December 31, 2000, 1999 and 1998, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                        2000              1999             1998
                                        ----              ----             ----
Dividend yield                          None              None             None
Expected volatility                     100%              100%             104%
Risk free interest rate                 4.83%             5.75%            5.25%
Expected life of option                 5.0               5.0              5.0

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