Form 10-Q
period 2001-03-31
PALIGENT INC
filed 2001-05-11
CIK 885475

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2001

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number: 0-21134

                                  PALIGENT INC.
                                 --------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                               04-2893483
(STATE OR OTHER JURISDICTION OF                             (I.R.S.  EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

369 LEXINGTON AVENUE, NEW YORK, NEW YORK                          10017
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (212) 453-3111
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES /X/    NO / /

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                     OUTSTANDING AS OF MAY 11, 2001
Common Stock, $0.01 par value               32,490,948

                                  PALIGENT INC.

                                      INDEX

                                                                                  PAGE(S)
PART I.  FINANCIAL INFORMATION

ITEM 1.       Financial Statements

              Condensed Consolidated Balance Sheets                                    3
                  March 31, 2001 (unaudited) and December 31, 2000

              Condensed Consolidated Statements of Operations (unaudited)              4
                  Three months ended March 31, 2001 and 2000

              Condensed Consolidated Statements of Cash Flows (unaudited)              5
                  Three Months ended March 31, 2001 and 2000

              Notes to Condensed Consolidated Financial Statements                   6-7


ITEM 2.       Management's Discussion and Analysis of Financial                     8-10
                  Condition and Results of Operations

ITEM 3.       Quantitative and Qualitative Disclosure About Market Risk               11

PART II. OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K                                        12

SIGNATURES                                                                            13

                                  PALIGENT INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31, 2001
                                                                           (UNAUDITED)          DECEMBER 31, 2000
                                                                          ---------------       -----------------
ASSETS
Current assets:
    Cash and cash equivalents                                               $2,256,555              $2,971,690
    Prepaid expenses and other current assets                                  146,418                 239,305
                                                                            ----------              ----------
       Total current assets                                                  2,402,973               3,210,995

Property and equipment, net                                                    177,367                 223,183
Other assets                                                                    77,582                  77,582
                                                                            ----------              ----------
       Total assets                                                         $2,657,922              $3,511,760
                                                                            ==========              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                           $66,398                $188,587
    Accrued compensation                                                         3,526                 178,613
    Accrued professional services                                               87,225                 220,680
    Other current liabilities                                                    1,693                  36,814
    Current portion of capital lease obligations                                19,449                  60,505
                                                                            ----------              ----------
       Total current liabilities                                               178,291                 685,199
                                                                            ----------              ----------
Deferred rent                                                                    8,717                   5,811
                                                                            ----------              ----------
Capital lease obligations                                                       61,266                  65,877
                                                                            ----------              ----------
Commitments and contingencies

Stockholders' equity:
    Common stock, $.01 par value; 75,000,000 shares authorized;
       32,490,948 shares issued and outstanding at
       March 31, 2001 and December 31, 2000                                    324,910                 324,910
    Additional paid-in capital                                             154,634,974             154,634,974
    Accumulated deficit                                                   (152,550,236)           (152,205,011)
                                                                          ------------            -------------
       Total stockholders' equity                                            2,409,648               2,754,873
                                                                          ------------            ------------
       Total liabilities and stockholders' equity                           $2,657,922              $3,511,760
                                                                          ============            ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  PALIGENT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                             -------------------------------
                                                                                2001                   2000
                                                                             ----------             ---------
Revenues:
   Interest income                                                           $   33,079             $     49,170
                                                                             ----------             ------------
       Total revenues                                                            33,079                   49,170
                                                                             ----------             ------------
Costs and expenses:
   Research and development (includes $3,746,836 of
     non-cash compensation charges in 2000)                                          --                4,093,063
   Sales and marketing                                                               --                  155,250
   General and administrative (includes $15,435,688 of
     non-cash compensation charges in 2000)                                     365,303               16,797,093
                                                                             ----------             ------------
       Total costs and expenses                                                 365,303               21,045,406
                                                                             ----------             ------------
Loss from operations                                                           (332,224)             (20,996,236)

Other (expense) income                                                          (13,001)                 237,400
                                                                             ----------             ------------
Net loss                                                                     $ (345,225)            $(20,758,836)
                                                                             ==========             ============
Basic and diluted net loss per common share                                     $ (0.01)                  $(0.79)
                                                                             ==========             ============
Weighted average number of common
   shares outstanding - basic and diluted                                    32,490,948               26,160,393
                                                                             ==========             ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  PALIGENT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------------
                                                                                     2001                   2000
                                                                                 ----------           -------------
Cash flows from operating activities:
   Net loss                                                                      $ (345,225)          $(20,758,836)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                   26,015                609,989
     Loss (gain) on sale of property and equipment                                   13,001                 (3,300)
     Gain on sale of investment                                                          --               (234,100)
     Compensation charge associated with variable stock options                          --             14,729,024
     Compensatory stock and stock option expense                                         --              4,459,992
     Deferred rent                                                                    2,906                (34,233)
     Changes in operating assets and liabilities, net of acquisition:
       Prepaid expenses and other current assets                                      2,887                (24,849)
       Other assets                                                                      --                 (5,039)
       Accounts payable                                                            (122,189)               176,952
       Accrued expenses and other current liabilities                              (343,663)              (182,770)
                                                                                 ----------           ------------
         Net cash used in operating activities                                     (766,268)            (1,267,170)
                                                                                 ----------           ------------
Cash flows from investing activities:
   Capital expenditures                                                                  --                (11,543)
   Proceeds from sales of assets                                                     96,800                  3,300
   Proceeds from sale of investment                                                      --                405,753
   Cash acquired in acquisition                                                          --                 17,831
                                                                                 ----------           ------------
         Net cash provided by investing activities                                   96,800                415,341
                                                                                 ----------           ------------
Cash flows from financing activities:
   Proceeds from exercise of common stock options                                        --                153,888
   Proceeds from exercise of common stock warrants                                       --              3,292,790
   Principal payments on capital lease obligations                                  (45,667)                    --
                                                                                 ----------           ------------
         Net cash (used in) provided by financing activities                        (45,667)             3,446,678
                                                                                 ----------           ------------
Net change in cash and cash equivalents                                            (715,135)             2,594,849
Cash and cash equivalents at beginning of period                                  2,971,690              4,074,525
                                                                                 ----------           ------------
Cash and cash equivalents at end of period                                       $2,256,555           $  6,669,374
                                                                                 ==========           ============
Supplemental disclosure of cash flow information:
   Interest paid                                                                 $    5,355                     --
                                                                                 ==========           ============
Supplemental disclosure of non-cash investing and financing activities:
   Fair value of common stock issued to acquire Heaven's Door Corporation                --           $ 23,935,275
                                                                           ================             ===========
   Debt assumed from the acquisition of Heaven's Door Corporation                        --           $    290,019
                                                                           ================           =============
   Fair value of common stock issued in exchange for certain contractual
     obligations                                                                         --           $ 23,020,955
                                                                           ================             ===========
   Fair value of common stock issued to consultants                                      --           $  4,453,500
                                                                           ================            ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  PALIGENT INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Paligent Inc. ("Paligent" or the "Company") without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position of the Company at March 31, 2001 and the results of its operations and its cash flows for the interim periods ended March 31, 2001 and 2000. The condensed consolidated balance sheet as of December 31, 2000 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year or any other interim period.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - BASIC AND DILUTED NET LOSS PER SHARE

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

For the three months ended March 31, 2001 and 2000, the Company had stock options and warrants outstanding that were anti-dilutive. These securities could potentially dilute basic EPS in the future and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented. Consequently, there were no differences between basic and diluted EPS for these periods.

                                  PALIGENT INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income includes the net loss and accumulated other comprehensive (loss) income, which consists of the change in unrealized gain on investments. Comprehensive (loss) income is calculated as follows:

                                                 THREE MONTHS ENDED MARCH 31,
                                               ------------------------------------
                                                      2001             2000
                                               ----------------  ------------------
  Net loss                                      $     (345,225)  $   (20,758,836)

  Change in unrealized gain
     on investments                                           -          (98,323)
                                               ----------------  ------------------
     Comprehensive loss                         $     (345,225)  $   (20,857,159)
                                               ================  ==================
  Unrealized gain on investments:

       Balance, beginning of period            $             -   $        98,323

       Change during the period                              -           (98,323)
                                               ----------------  ----------------
       Balance, end of period                  $             -   $             -
                                               ================  ================

NOTE 4 - RELATED PARTIES

On October 13, 2000, the Company's subsidiary, Procept, Inc., formerly Pacific Pharmaceuticals, Inc., ("Procept") entered into an agreement with AOI Pharmaceuticals, Inc. ("AOI") to sublicense its exclusive worldwide patent rights and know-how relating to O6-Benzylguanine ("O6-BG"), a chemosensitizer that had been under development by the Company for several years. Michael S. Weiss, the Chairman of the Board of the Company is the Chairman and Chief Executive Officer of AOI. In addition, the principal stockholder of the Company is a stockholder of an affiliate of AOI. Pursuant to this agreement, Procept sublicensed all development and licensing rights to AOI in exchange for future royalties on net sales of O6-BG. The agreement also provides for cash payments to Procept based upon the achievement of certain developmental milestones. In addition, AOI assumed all financial obligations of Procept relating to its licensing of worldwide patent rights as of the effective date of the agreement. On November 22, 2000, the Company was notified by The Penn State Research Foundation ("PSRF") that the Company was in default of its material obligations under the License Agreement between Procept and PSRF and that such default invalidates the Company's sublicensing agreement with AOI. The Company believes that PSRF's claims are without merit; however, in the interim, the Company and AOI have agreed to defer the reimbursement of costs that the Company has paid on behalf of AOI until the matter is resolved. As of March 31, 2001, such reimbursable costs amounted to $77,000 and are included in prepaid expenses and other current assets. The Company and PSRF are engaged in on-going discussions toward a satisfactory resolution of the issues involved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q that are not statements or descriptions of historical facts are "forward-looking" statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These forward-looking statements can generally can be identified by the use of such terms as "anticipate," "believe," "continue," "expect," "may," "should," or similar variations or the negative thereof. These forward looking statements involve risks and uncertainties, many of which are out of the Company's control and which may affect its future business plans. Factors that may affect the Company's future business plans include: (i) its ability to identify, complete and integrate an acquisition of an operating business; (ii) the viability of the Company's business strategy in connection with an acquisition and its ability to implement such strategy; (iii) its ability to secure financing for its operations; and (iv) its ability to generate revenues sufficient to meet its operating costs. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition, the Company's business, operations and financial condition are subject to the risks, uncertainties and assumptions that are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those discussed herein. The Company's business, operations and financial conditions are subject to the risks, uncertainties and assumptions as of the date of this report. The Company assumes no obligation to update any such forward-looking statements.

OVERVIEW

From its inception in 1985 through 1999, Paligent Inc., together with its subsidiaries (collectively, "Paligent" or the "Company"), operated as a biopharmaceutical company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. In March 1999, the Company completed its merger with Pacific Pharmaceuticals, Inc. ("Pacific"), a company engaged in the development of cancer therapies. In January 2000, the Company consummated a major strategic change in its business by acquiring Heaven's Door Corporation ("HDC"), a company that provided business-to-business and business-to-consumer products and services for the funeral service industry over the Internet. Effective with the acquisition of HDC, the Company's name was changed from Procept, Inc. to HeavenlyDoor.com, Inc. and the name of the Company's subsidiary, Pacific, was changed to Procept, Inc.

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

During the fourth quarter of 2000, the Company decided to discontinue the pursuit of its Internet strategy after a sustained period of deterioration in the technology sector and related capital markets. Shortly thereafter, the Company entered into an agreement to sell all of its Web-based assets and Internet funeral service operations, including the name "HeavenlyDoor.com." On December 31, 2000, the Company changed its name from HeavenlyDoor.com, Inc. to Paligent Inc. The company is currently engaged in evaluating strategic alternatives to maximize value to existing stockholders.

RESULTS OF OPERATIONS

From inception through March 31, 2001, the Company has generated no revenues from product sales or services and has not been profitable. As the Company evaluates various strategic alternatives in its quest for new growth areas that will maximize value to existing stockholders, the Company expects to incur additional losses.

THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

For the three months ended March 31, 2001, Paligent reported a net loss of $300,000, or $0.01 per share, as compared to a net loss of $20.8 million, or $0.79 per share, for the similar period in 2000. The fiscal 2000 net loss includes non-cash charges of $19.8 million; which if excluded, results in a net loss of $1.0 million, or $0.04 per share, for the period ended March 31, 2000.

The Company's total revenue, which is derived from interest income, was $33,000 for the three months ended March 31, 2001 as compared to $49,000 for the comparable period in 2000. The reduction in interest income is attributable to a decrease in average cash balances available for investment during the respective periods.

The Company's total operating expenses decreased by $20.6 million, to $400,000, for the first quarter of 2001 from $21.0 million for the comparable period of 2000. Total operating expenses for the comparative quarter ended March 31, 2000 include non-cash charges of $19.8 million, of which $19.2 million relates to non-cash stock-based compensation charges and $600,000 reflects amortization of goodwill. These non-cash charges excluded, total operating expenses decreased by $900,000 in the quarter ended March 31, 2001 from $1.3 million in the comparative quarter in fiscal 2000.

During fiscal 2000, the Company sold its biopharmaceutical equipment and closed its Cambridge, Massachusetts research and development facility. The Company also discontinued the pursuit of its Internet strategy and sold its Web-based assets and Internet operations in December 2000. Accordingly, there were no research and development costs or sales and marketing expenses in the quarter ended March 31, 2001.

General and administrative expenses decreased by $16.4 million, to $400,000, during the quarter ended March 31, 2001, from $16.8 million during the comparable period in 2000. The prior year quarter includes $16.0 million of non-cash charges, of which $15.4 million pertains to stock-based compensation charges and $600,000 relates to amortization of goodwill. Excluding the prior year non-cash charges, general and administrative expenses decreased in fiscal 2001 by $400,000. The decrease is attributable to staffing reductions and the elimination of other expenses that were incurred by the Company in connection with its previous biopharmaceutical and Internet operations.

During the first quarter of fiscal 2000, the Company realized a non-recurring gain of $200,000 from the disposition of its investment in Aquila
Biopharmaceuticals, Inc. This gain was recorded to other income. There were no comparable items of gain or loss in the current period.

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

The Company's expectations regarding its rate of spending and the sufficiency of its cash resources over future periods are forward-looking statements. The rate of spending and sufficiency of such resources will be affected by numerous factors including the rate of planned and unplanned expenditures by the Company and the timing of payments received, if any, under the sublicenses of the biotechnology assets.

For the three months ended March 31, 2001, the Company incurred a net loss of $300,000. During the current quarter, the Company used $800,000 to fund operating activities, as compared to $1.3 million of cash used during the quarter ended March 31, 2000.

At March 31, 2001, the Company's aggregate cash and cash equivalents were $2.3 million, a net decrease of $700,000 from the end of the prior year. This decrease is attributable to the $800,000 of cash used to fund operations, $500,000 of which was used to satisfy current liabilities outstanding as of December 31, 2000. During the current quarter, the Company also received proceeds of $100,000 relating to the sale of assets.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                  None.

         (b)      REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PALIGENT INC.
                                      (Registrant)

Date:  May 11, 2001                   by: /s/ Salvatore A. Bucci
                                          -------------------------------------
                                          Salvatore A. Bucci
                                          President and Chief Executive Officer