Form 10-Q
period 2001-06-30
PALIGENT INC
filed 2001-08-10
CIK 885475

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-21134

Paligent Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2893483

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

369 Lexington Avenue, New York, New York	10017

(Address of principal executive offices)	(zip code)

(212) 453-3111

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒             NO  ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2001

Common Stock, $0.01 par value	32,490,948

PALIGENT INC.

PALIGENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2001
	(unaudited)	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$1,895,443	$2,971,690
Prepaid expenses and other current assets	152,666	239,305

Total current assets	2,048,109	3,210,995

Property and equipment, net	159,684	223,183
Other assets	77,582	77,582

Total assets	$2,285,375	$3,511,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,852	$188,587
Accrued compensation	4,220	178,613
Accrued professional services	58,355	220,680
Other current liabilities	-	36,814
Current portion of capital lease obligations	19,449	60,505

Total current liabilities	179,876	685,199

Capital lease obligations	56,491	65,877

Deferred rent and other liabilities	31,622	5,811

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 75,000,000 shares authorized; 32,490,948 shares issued and outstanding at June 30, 2001 and December 31, 2000	324,910	324,910
Additional paid-in capital	154,634,974	154,634,974
Accumulated deficit	(152,942,498)	(152,205,011)

Total stockholders’ equity	2,017,386	2,754,873

Total liabilities and stockholders’ equity	$2,285,375	$3,511,760

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenue:
Interest income	$20,091	$83,231	$53,170	$132,401

Total revenue	20,091	83,231	53,170	132,401

Costs and operating expenses:
Research and development (includes $3,746,836 of non-cash compensation charges in 2000)	-	409,976	-	4,503,039
Sales and marketing	-	222,806	-	378,056
General and administrative (includes $15,435,688 of non-cash compensation charges in 2000)	412,229	2,668,044	777,532	19,465,137

Total costs and operating expenses	412,229	3,300,826	777,532	24,346,232

Loss from operations	(392,138)	(3,217,595)	(724,362)	(24,213,831)

Other (expense) income	(124)	637,975	(13,125)	875,375

Net loss	$(392,262)	$(2,579,620)	$(737,487)	$(23,338,456)

Basic and diluted net loss per common share	$(0.01)	$(0.08)	$(0.02)	$(0.80)

Weighted-average number of common shares outstanding – basic and diluted	32,490,948	32,490,948	32,490,948	29,325,592

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(737,487)	$(23,338,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,274	2,102,549
Loss (gain) on sale of property and equipment	13,125	(98,581)
Gain on sale of investment	—	(234,100)
Compensation charge associated with variable stock options	—	14,729,024
Compensatory stock and stock option expense	—	4,466,483
Deferred rent	5,811	(67,317)
Changes in operating assets and liabilities, net of acquisition:
Prepaid expenses and other current assets	(3,361)	(258,587)
Other assets	—	(70,432)
Accounts payable	(90,735)	128,843
Accrued expenses and other current liabilities	(373,532)	(272,051)
Other liabilities	20,000	—

Net cash used in operating activities	(1,122,905)	(2,912,625)

Cash flows from investing activities:
Capital expenditures	—	(133,025)
Proceeds from sales of assets	97,100	141,275
Proceeds from sale of investment	—	405,753
Cash acquired in acquisition	—	17,831

Net cash provided by investing activities	97,100	431,834

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	153,888
Proceeds from exercise of common stock warrants	—	3,292,790
Principal payments on notes payable	—	(235,019)
Principal payments on capital lease obligations	(50,442)	(4,268)

Net cash (used in) provided by financing activities	(50,442)	3,207,391

Net change in cash and cash equivalents	(1,076,247)	726,600
Cash and cash equivalents at beginning of period	2,971,690	4,074,525

Cash and cash equivalents at end of period	$1,895,443	$4,801,125

Supplemental disclosure of cash flow information:
Interest paid	$10,063	$12,003

Supplemental disclosure of non-cash investing and financing activities:
Fair value of common stock issued to acquire Heaven’s Door Corporation		$23,935,275

Debt assumed from the acquisition of Heaven’s Door Corporation		$290,019

Fair value of common stock issued in exchange for certain contractual obligations		$23,020,955

Fair value of common stock issued to consultants		$4,453,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Interim Financial Statements

The condensed consolidated financial statements included herein have been prepared by Paligent Inc. (“Paligent” or the “Company”) without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position of the Company at June 30, 2001 and the results of its operations and its cash flows for the interim periods ended June 30, 2001 and 2000. The condensed consolidated balance sheet as of December 31, 2000 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2000.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year or any other interim period.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2 – BASIC AND DILUTED NET LOSS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing (loss) income applicable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period.  Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive.  Common equivalent shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock (the “treasury stock method”).

For the three and six months ended June 30, 2001 and 2000, the Company had stock options and warrants outstanding that were anti-dilutive.  These securities could potentially dilute basic EPS in the future and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.  Consequently, there were no differences between basic and diluted EPS for these periods.

NOTE 3 – COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income includes the net loss and accumulated other comprehensive (loss) income, which consists of the change in unrealized gain on investments.  Comprehensive (loss) income is calculated as follows:

	Three Months Ended June 30,		Six Months Ended March 31,

	2001	2000	2001	2000

Net loss	$(392,262)	$(2,579,620)	$(737,487)	$(23,338,456)

Change in unrealized gain on investments	-	-	-	(98,323)

Comprehensive loss	$(392,262)	$(2,579,620)	$(737,487)	$(23,436,779)

Unrealized gain on investments:

Balance, beginning of period				$98,323

Change during the period				(98,323)

Balance, end of period				$-

NOTE 4 – RELATED PARTIES

On October 13, 2000, the Company’s subsidiary, Procept, Inc., formerly Pacific Pharmaceuticals, Inc., (“Procept”) entered into an agreement with AOI Pharmaceuticals, Inc. (“AOI”) to sublicense its exclusive worldwide patent rights and know-how relating to O6-Benzylguanine (“O6-BG”), a chemosensitizer that had been under development by the Company for several years.  Michael S. Weiss, the Chairman of the Board of the Company is the Chairman and Chief Executive Officer of AOI.  In addition, the principal stockholder of the Company is a stockholder of an affiliate of AOI.  Pursuant to this agreement, Procept sublicensed all development and licensing rights to AOI in exchange for future royalties on net sales of O6-BG.  The agreement also provides for cash payments to Procept based upon the achievement of certain developmental milestones.  In addition, AOI assumed all financial obligations of Procept relating to its licensing of worldwide patent rights as of the effective date of the agreement.  On November 22, 2000, the Company was notified by The Penn State Research Foundation (“PSRF”) that the Company was in default of its material obligations under the License Agreement between Procept and PSRF and that such default invalidates the Company’s sublicensing agreement with AOI.  The Company believes that PSRF’s claims are without merit; however, in the interim, the Company and AOI have agreed to defer the reimbursement of costs that the Company has paid on behalf of AOI until the matter is resolved.  As of June 30, 2001, such reimbursable costs amounted to $126,000 and are included in prepaid expenses and other current assets.  The Company and PSRF are engaged in on-going discussions toward a satisfactory resolution of the issues involved.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

Statements in this Form 10-Q that are not statements or descriptions of historical facts are “forward-looking” statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties.  These forward-looking statements can generally be identified by the use of such terms as “anticipate,” “believe,” “continue,” “expect,” "may," "should," or similar variations or the negative thereof.  These forward looking statements involve risks and uncertainties, many of which are out of the Company's control and which may affect its future business plans.  Factors that may affect the Company's future business plans include: (i) its ability to identify, complete and integrate an acquisition of an operating business; (ii) the viability of the Company’s business strategy in connection with an acquisition and its ability to implement such strategy; (iii) its ability to secure financing for its operations; and (iv) its ability to generate revenues sufficient to meet its operating costs.  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions.  In addition, the Company’s business, operations and financial condition are subject to the risks, uncertainties and assumptions that are described in the Company’s reports and statements filed from time to time with the Securities and Exchange Commission.  Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those discussed herein.  The descriptions of the risks, uncertainties and assumptions to which the Company's business, operations and financial condition are subject are as of the date of this report.  The Company assumes no obligation to update any such forward-looking statements.

Overview

From its inception in 1985 through 1999, Paligent Inc., together with its subsidiaries (collectively, “Paligent” or the “Company”), operated as a biopharmaceutical company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology.  In March 1999, the Company completed its merger with Pacific Pharmaceuticals, Inc. (“Pacific”), a company engaged in the development of cancer therapies.  In January 2000, the Company consummated a major strategic change in its business by acquiring Heaven’s Door Corporation (“HDC”), a company that provided business-to-business and business-to-consumer products and services for the funeral service industry over the Internet.  Effective with the acquisition of HDC, the Company’s name was changed from Procept, Inc. to HeavenlyDoor.com, Inc. and the name of the Company’s subsidiary, Pacific, was changed to Procept, Inc.

Beginning in 2000, effective with the merger with HDC, the Company pursued an Internet strategy that focused on promoting and facilitating transactions between consumers, funeral industry providers and financing institutions.  In this regard, the Company developed a Web-based presence that provided consumers access to information pertaining to the arrangement and handling of pre-arranged funeral contracts.  The Company’s services to funeral industry providers included the development of customized Web sites that were linked to the Company’s Web site, call center capabilities and marketing support.

During the fourth quarter of 2000, the Company decided to discontinue the pursuit of its Internet strategy after a sustained period of deterioration in the technology sector and related capital markets.  Shortly thereafter, the Company entered into an agreement to sell all of its Web-based assets and Internet funeral service operations, including the name “HeavenlyDoor.com.”  On December 31, 2000, the Company changed its name from HeavenlyDoor.com, Inc. to Paligent Inc.  The Company is currently engaged in evaluating strategic alternatives to maximize value to existing stockholders.

Results of Operations

From inception through June 30, 2001, the Company has generated no revenues from product sales or services and has not been profitable.  As the Company evaluates various strategic alternatives in its quest for new growth areas that will maximize value to existing stockholders, the Company expects to incur additional losses.

Three and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000

During the three months ended June 30, 2001, the Company reported a net loss of $400,000, or $0.01 per share, as compared to a net loss of $2.6 million, or $0.08 per share, in the comparable period in 2000.  For the six months ended June 30, 2001, Paligent reported a net loss of $700,000, or $0.02 per share, as compared to a net loss of $23.3 million, or $0.80 per share, for the similar period in 2000.  The fiscal 2000 net loss includes non-cash charges of $21.2 million; which, if excluded, results in a net loss of $2.1 million, or $0.07 per share, for the six-month period ended June 30, 2000.

The Company's total revenue, which is derived from interest income, was $20,000 and $53,000, respectively, for the three and six months ended June 30, 2001, as compared to $83,000 and $132,000, respectively, for the comparable three and six month periods in 2000.  The reduction in interest income is attributable to a decrease in average cash balances available for investment during the respective periods.

Total operating expenses were $400,000 for the quarter ended June 30, 2001 as compared to $3.3 million for the comparable quarter in 2000, a decrease of $2.9 million.  The Company's total operating expenses decreased by $23.5 million, to $800,000, for the six months ended June 30, 2001, from $24.3 million for the comparable period of 2000.  Total operating expenses for the six month period ended June 30, 2000 include non-cash charges of $21.2 million, of which $19.2 million relates to non-cash stock-based compensation charges and $2.0 million reflects amortization of goodwill.  These non-cash charges excluded, total operating expenses decreased by $2.3 million in the six month period ended June 30, 2001 from $3.1 million in the comparative period in fiscal 2000.

During fiscal 2000, the Company sold its biopharmaceutical equipment and closed its Cambridge, Massachusetts research and development facility.  The Company also discontinued the pursuit of its Internet strategy and sold its Web-based assets and Internet operations in December 2000.  Accordingly, there were no research and development costs or sales and marketing expenses in the six months ended June 30, 2001.

General and administrative expenses were $400,000 during the quarter ended June 30, 2001, a decrease of $2.3 million from $2.7 million in the same quarter in fiscal 2000.  For the six months ended June 30, 2001, general and administrative expenses decreased by $18.7 million, to $800,000, from $19.5 million during the comparable period in 2000.  The prior year six-month period includes $17.5 million of non-cash charges, of which $15.5 million pertains to stock-based compensation charges and $2.0 million relates to amortization of goodwill.  Excluding the prior year non-cash charges, general and administrative expenses decreased by $1.2 million in the six-month period ended June 30, 2001.  The decrease is attributable to staffing reductions and the elimination of other expenses that were incurred by the Company in connection with its previous biopharmaceutical and Internet operations.

During the second quarter of fiscal 2000, the Company received proceeds of $500,000 and $100,000 in connection with its out-licensing of PRO 2000 Gel and the sale of equipment, respectively.  During the six months ended June 30, 2000, the Company recorded a non-recurring gain of $200,000 from the disposition of its investment in Aquila Biopharmaceuticals, Inc.  These gains were recorded to other income.  There were no comparable items of gain in the current year.  Other expense for the six months ended June 30, 2001 reflects losses recognized on the sale of equipment.

Liquidity and Capital Resources

Since disposing of its Internet assets and related operations in December 2000, the Company has significantly reduced its operating costs.  At its current rate of spending, the Company expects that its current funds and interest income will be sufficient to fund the Company's current operations beyond the next twelve months while the Company evaluates strategic alternatives, including potential business investments and related financing.  No assurance can be given that such financing will be available to the Company.  If the Company is unable to generate significant revenue from future operations, or obtain additional revenue in connection with the existing licenses of the Company’s biotechnology assets, or secure additional financing, the Company's financial condition will be adversely affected. Further, any potential strategic alignment and/or potential acquisition could affect the Company’s liquidity and financing requirements.  If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

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

For the six months ended June 30, 2001, the Company incurred a net loss of $800,000.  The Company used $1.2 million to fund operating activities during the six month period in 2001, as compared to $2.9 million of cash used during the similar period in fiscal 2000.

At June 30, 2001, the Company’s aggregate cash and cash equivalents were $1.9 million, a net decrease of $1.1 million from the end of the prior year.  This decrease is attributable to the $1.2 million of cash used to fund operations, $500,000 of which was used to satisfy current liabilities outstanding as of December 31, 2000.  During the current year, the Company also received proceeds of $100,000 relating to the sale of assets.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

In January 1997, the Securities and Exchange Commission issued Financial Reporting Release 48 (“FRR 48”), “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information About Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.”  FRR 48 required disclosure of qualitative and quantitative information about market risk inherent in derivative financial instruments, other financial instruments, and derivative commodity instruments beyond those already required under generally accepted accounting principles.  The Company is not a party to any of the instruments discussed in FRR 48 and considers its market risk to be minimal.

PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits.

None.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALIGENT INC.
(Registrant)

Date:	August 10, 2001	by:	/s/ Salvatore A. Bucci

Salvatore A. Bucci
President and Chief Executive Officer