Form 10-Q
period 2001-09-30
PALIGENT INC
filed 2001-11-14
CIK 885475

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-21134

Paligent Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2893483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

369 Lexington Avenue, New York, New York	10017
(Address of principal executive offices)	(zip code)

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

YES	☒	NO	☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 9, 2001

Common Stock, $0.01 par value	32,490,948

PALIGENT INC.

PALIGENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2001 (unaudited)
		December 31, 2000

ASSETS
Current assets:
	$1,593,938	$2,971,690
Prepaid expenses and other current assets	162,795	239,305
Total current assets	1,756,733	3,210,995

Property and equipment, net	121,976	223,183
Other assets	77,582	77,582
Total assets	$1,956,291	$3,511,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,123	$188,587
Accrued compensation	4,239	178,613
Accrued professional services	78,500	220,680
Other current liabilities	-	36,814
Current portion of capital lease obligations	19,449	60,505
Total current liabilities	188,311	685,199

Capital lease obligations	51,547	65,877
Deferred rent and other liabilities	33,118	5,811

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 75,000,000 shares authorized; 32,490,948 shares issued and outstanding at September 30, 2001 and December 31, 2000	324,910	324,910
Additional paid-in capital	154,634,974	154,634,974
Accumulated deficit	(153,276,569)	(152,205,011)
Total stockholders’ equity	1,683,315	2,754,873
Total liabilities and stockholders’ equity	$1,956,291	$3,511,760

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Revenue:
Interest income	$13,055	$69,540	$66,225	$201,941

Total revenue	13,055	69,540	66,225	201,941

Costs and operating expenses:
Research and development (includes $3,746,836 of non-cash compensation charges in 2000)	-	126,169	-	4,629,208
Sales and marketing	-	379,090	-	757,146
General and administrative (includes $15,435,688 of non-cash compensation charges in 2000)	340,440	2,139,177	1,117,972	21,604,314
Total costs and operating expenses	340,440	2,644,436	1,117,972	26,990,668

Loss from operations	(327,385)	(2,574,896)	(1,051,747)	(26,788,727)

Other (expense) income	(6,686)	56,891	(19,811)	932,266

Net loss	$(334,071)	$(2,518,005)	$(1,071,558)	$(25,856,461)

Basic and diluted net loss per common share	$(0.01)	$(0.08)	$(0.03)	$(0.85)

Weighted-average number of common shares outstanding – basic and diluted	32,490,948	32,490,948	32,490,948	30,388,614

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(1,071,558)	$(25,856,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,296	3,348,702
Loss (gain) on sale of property and equipment	19,811	(42,594)
Gain on sale of investment	—	(234,100)
Compensation charge associated with variable stock options	—	14,729,024
Compensatory stock and stock option expense	—	4,472,975
Deferred rent	7,307	(67,317)
Changes in operating assets and liabilities, net of acquisition:
Prepaid expenses and other current assets	(13,490)	150,828
Other assets	—	(62,166)
Accounts payable	(102,464)	192,586
Accrued expenses and other current liabilities	(353,368)	(297,434)
Other liabilities	20,000	—
Net cash used in operating activities	(1,439,466)	(3,665,957)

Cash flows from investing activities:
Capital expenditures	—	(176,179)
Proceeds from sales of assets	117,100	148,166
Proceeds from sale of investment	—	405,753
Cash acquired in acquisition	—	17,831
Net cash provided by investing activities	117,100	395,571

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	153,888
Proceeds from exercise of common stock warrants	—	3,292,790
Principal payments on notes payable	—	(290,019)
Principal payments on capital lease obligations	(55,386)	(16,079)
Net cash (used in) provided by financing activities	(55,386)	3,140,580

Net change in cash and cash equivalents	(1,377,752)	(129,806)
Cash and cash equivalents at beginning of period	2,971,690	4,074,525
Cash and cash equivalents at end of period	$1,593,938	$3,944,719

Supplemental disclosure of cash flow information:
Interest paid	$13,601	$17,390

Supplemental disclosure of non-cash investing and financing activities:
Fair value of common stock issued to acquire Heaven’s Door Corporation		$23,935,275
Debt assumed from the acquisition of Heaven’s Door Corporation		$290,019
Fair value of common stock issued in exchange for certain contractual obligations		$23,020,955
Fair value of common stock issued to consultants		$4,453,500
Capital lease obligation incurred for the acquisition of equipment		$145,072

The accompanying notes are an integral part of the condensed consolidated financial statements

PALIGENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Interim Financial Statements

The condensed consolidated financial statements included herein have been prepared by Paligent Inc. (“Paligent” or the “Company”) without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position of the Company at September 30, 2001 and the results of its operations and its cash flows for the interim periods ended September 30, 2001 and 2000. The condensed consolidated balance sheet as of December 31, 2000 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2000.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year or any other interim period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

For the three and nine months ended September 30, 2001 and 2000, the Company had stock options and warrants outstanding that were anti-dilutive.  These securities could potentially dilute basic EPS in the future and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.  Consequently, there were no differences between basic and diluted EPS for these periods.

NOTE 3 – COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income includes the net loss and accumulated other comprehensive (loss) income, which consists of the change in unrealized gain on investments.  Comprehensive (loss) income is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net loss	$(334,071)	$(2,518,005)	$(1,071,558)	$(25,856,461)

Change in unrealized gain on investments	-	-	-	(98,323)

Comprehensive loss	$(334,071)	$(2,518,005)	$(1,071,558)	$(25,954,784)

Unrealized gain on investments:

Balance, beginning of period				$98,323

Change during the period				(98,323)

Balance, end of period				$-

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

Since receiving PSRF’s notice, the Company has vigorously maintained that PSRF’s claims are without merit.  Accordingly, the Company has engaged in active negotiations with the National Institutes of Health (“NIH”) and the National Cancer Institute (“NCI”), which is conducting research under a Cooperative Research and Development Agreement (“CRADA”) with the Company, in an effort to achieve a satisfactory resolution to this matter.  At this juncture, the Company has reached agreement on a proposed amendment to the CRADA, in connection with and subject to the resolution of the licensing issue with NIH and PSRF.

Until this matter is resolved, the Company and AOI have agreed to defer the reimbursement of costs that the Company has paid on behalf of AOI.  As of September 30, 2001, such reimbursable costs amounted to $135,000 and are included in prepaid expenses and other current assets.

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

Overview

From its inception in 1985 through 1999, Paligent Inc., together with its subsidiaries (collectively, “Paligent” or the “Company”), operated as a biopharmaceutical company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology.  In March 1999, the Company completed its merger with Pacific Pharmaceuticals, Inc. (“Pacific”), a company engaged in the development of cancer therapies.  In January 2000, the Company consummated a major strategic change in its business by acquiring Heaven’s Door Corporation (“HDC”), a company that provided business-to-business and business-to-consumer products and services for the funeral service industry over the Internet.  Effective with the acquisition of HDC, the Company’s name was changed from Procept, Inc. to HeavenlyDoor.com, Inc. and the name of the Company’s subsidiary, Pacific, was changed to Procept, Inc. (“Procept”).

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

Results of Operations

From inception through September 30, 2001, the Company has generated no revenues from product sales or services and has not been profitable.  As the Company evaluates various strategic alternatives in its quest for new growth areas that will maximize value to existing stockholders, the Company expects to incur additional losses.

Three and nine months ended September 30, 2001 as compared to the three and nine months ended September 30, 2000

During the three months ended September 30, 2001, the Company reported a net loss of $300,000, or $0.01 per share, as compared to a net loss of $2.5 million, or $0.08 per share, in the comparable period in 2000.  For the nine months ended September 30, 2001, Paligent reported a net loss of $1.1 million, or $0.03 per share, as compared to a net loss of $25.9 million, or $0.85 per share, for the similar period in 2000.  The fiscal 2000 net loss includes non-cash charges of $22.5 million; which, if excluded, results in a net loss of $3.4 million, or $0.11 per share, for the nine-month period ended September 30, 2000.

The Company's total revenue, which is derived from interest income, was $13,000 and $70,000, respectively, for the three and nine months ended September 30, 2001, as compared to $66,000 and $202,000, respectively, for the comparable three and nine month periods in 2000.  The reduction in interest income is attributable to a decrease in average cash balances available for investment during the respective periods.

Total operating expenses were $300,000 for the quarter ended September 30, 2001 as compared to $2.6 million for the comparable quarter in 2000, a decrease of $2.3 million.  The Company's total operating expenses decreased by $25.9 million, to $1.1 million, for the nine months ended September 30, 2001, from $27.0 million for the comparable period of 2000.  Total operating expenses for the nine month period ended September 30, 2000 include non-cash charges of $22.5 million, of which $19.2 million relates to non-cash stock-based compensation charges and $3.3 million reflects amortization of goodwill.  These non-cash charges excluded, total operating expenses decreased by $3.4 million in the nine month period ended September 30, 2001 from $4.5 million in the comparative period in fiscal 2000.

During fiscal 2000, the Company sold its biopharmaceutical equipment and closed its Cambridge, Massachusetts research and development facility.  The Company also discontinued the pursuit of its Internet strategy and sold its Web-based assets and Internet operations in December 2000.  Accordingly, there were no research and development costs or sales and marketing expenses in the nine months ended September 30, 2001.

General and administrative expenses were $300,000 during the quarter ended September 30, 2001, a decrease of $1.8 million from $2.1 million in the same quarter in fiscal 2000.  For the nine months ended September 30, 2001, general and administrative expenses decreased by $20.5 million, to $1.1 million, from $21.6 million during the comparable period in 2000.  The prior year nine-month period includes $18.8 million of non-cash charges, of which $15.5 million pertains to stock-based compensation charges and $3.3 million relates to amortization of goodwill.  Excluding the prior year non-cash charges, general and administrative expenses decreased by $1.8 million in the nine-month period ended September 30, 2001.  The decrease is attributable to staffing reductions and the elimination of other expenses that were incurred by the Company in connection with its previous biopharmaceutical and Internet operations.

During the nine months ended September 30, 2000, the Company received proceeds (and recorded gains) of $500,000 and $50,000, respectively, in connection with its out-licensing of PRO 2000 Gel and the assignment of Procept’s licensing rights (including intellectual property rights and assets related to dental technology) for Periodontal Tissue Monitor.  The Company also recorded a non-recurring gain of $200,000 from the disposition of its investment in Aquila Biopharmaceuticals, Inc. and a gain of $150,000 from the sale of equipment.  These gains were recorded to other income.  There were no comparable items of gain in the three and nine months ended September 30, 2001.  Other expense for the nine months ended September 30, 2001 reflects losses recognized on the sale of equipment.

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

For the nine months ended September 30, 2001, the Company incurred a net loss of $1.1 million.  The Company used $1.4 million to fund operating activities during the nine-month period in 2001, as compared to $3.7 million of cash used during the similar period in fiscal 2000.

At September 30, 2001, the Company’s aggregate cash and cash equivalents were $1.6 million, a net decrease of $1.4 million from the end of the prior year.  This decrease is attributable to the $1.4 million of cash used to fund operations, $500,000 of which was used to satisfy current liabilities outstanding as of December 31, 2000.  During the nine months ended September 30, 2001, the Company also received proceeds of $100,000 relating to the sale of assets.

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

PALIGENT INC.
(Registrant)

Date: November 14, 2001	by:	/s/ Salvatore A. Bucci
Salvatore A. Bucci
President and Chief Executive Officer