Form 10-K405
period 2001-12-31
PALIGENT INC
filed 2002-04-01
CIK 885475

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001

Commission File Number:  0-21134

Paligent Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2893483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

369 Lexington Avenue, New York, New York	10017
(Address of principal executive offices)	(zip code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)
Common Stock $0.01 par value per share

Registrant’s telephone number, including area code:  (212) 453-3111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     ☒     NO     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 2002 was $789,000.

The number of shares of the registrant’s Common Stock outstanding as of March 18, 2002 was 32,490,948.

Documents incorporated by reference:

None.

PART I

Note Regarding Forward-Looking Statements

Statements in this Form 10-K that are not statements or descriptions of historical facts are “forward-looking” statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties.  These forward-looking statements can generally be identified by the use of such terms as “anticipate,” “believe,” “continue,” “expect,” “may,” “should,” or similar variations or the negative thereof.  These forward looking statements involve risks and uncertainties, many of which are out of the Company’s control and which may affect its future business plans.  Factors that may affect the Company’s future business plans include: (i) its ability to identify, complete and integrate an acquisition of an operating business; (ii) the viability of the Company’s business strategy in connection with an acquisition and its ability to implement such strategy; (iii) its ability to secure financing for its operations; and (iv) its ability to generate revenues sufficient to meet its operating costs.  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions.  Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those discussed herein.  The descriptions of the risks, uncertainties and assumptions to which the Company’s business, operations and financial conditions are subject are as of the date of this report.  The Company assumes no obligation to update any such forward-looking statements.

Item 1.  Business.

Corporate Summary

Paligent Inc. together with its subsidiaries (collectively, “Paligent” or the “Company”) is presently seeking business opportunities to maximize value for its shareholders.  In 2001, Paligent significantly reduced its operating costs following the disposition of its Internet business and the out-licensing of its remaining biotechnology assets in 2000. All employees were released, except for the Company’s chief executive officer and an executive assistant, and the Company subleased a substantial portion of its office facility and related equipment.  Throughout 2001, the Company evaluated various strategic alternatives, including acquisitions of new operating businesses and technologies as well as potential merger opportunities.

From its inception in 1985 through 1999, the Company operated, under the name Procept, Inc., as a biotechnology company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology.  In January 2000, the Company acquired Heaven’s Door Corporation (“HDC”), a company that provided business-to-business and business-to-consumer products and services for the funeral service industry over the Internet.  Effective with the acquisition of HDC, the Company’s name was changed from Procept, Inc. to HeavenlyDoor.com, Inc.  At the same time, Procept, Inc. became the new name of the Company’s subsidiary, Pacific Pharmaceuticals, Inc. (hereinafter referred to as “Procept”), a company engaged in the development of cancer therapies, which the Company acquired in March 1999.

Subsequent to the merger with HDC, the Company sold its biotechnology equipment and closed its Cambridge, Massachusetts facility in June 2000.  Shortly thereafter, the Company out-licensed two biotechnology compounds, PRO 2000 Gel and O6-Benzylguanine (“O6-BG”), that had been under development by the Company for several years.  Under terms of the respective out-licensing agreements, the Company retained certain future rights for PRO 2000 Gel and O6-BG.

Concurrent with the closure of its biotechnology facility, the Company established an office in New York City.  At this new location, the Company consolidated its Internet business operations and corporate affairs relating to its biotechnology holdings.  The Florida office, which had been the center of Internet operations for HDC, was also closed in mid-2000.  Effective with the merger with HDC and for the balance of 2000, the Company pursued an Internet strategy that focused on promoting and facilitating transactions between consumers, funeral industry service providers and financing institutions.

During the fourth quarter of 2000, the Company decided to discontinue the pursuit of its Internet strategy after a sustained period of deterioration in the Internet and technology sectors and related capital markets.  Shortly thereafter, the Company entered into an agreement to sell all of its Web-based assets and Internet funeral service operations, including the name “HeavenlyDoor.com.”  In connection with this agreement, the Company's name was again changed, on December 31, 2000, from HeavenlyDoor.com, Inc. to Paligent Inc.

Biotechnology Programs Under Out-License

Overview

PRO 2000 Gel

PRO 2000 Gel is under development as a vaginal, topical microbicide designed to provide protection against human immunodeficiency virus (“HIV”) infection, as well as other sexually transmitted pathogens (e.g., herpes, chlamydia and gonorrhea infection).

On June 14, 2000, the Company licensed to Interneuron Pharmaceuticals, Inc. (“Interneuron”), the exclusive, worldwide rights to develop and market PRO 2000 Gel (see Item 13 - Certain Relationships and Related Transactions).  Under the licensing agreement, the Company received an up-front payment of $500,000 and retains certain future rights to PRO 2000 Gel, including (i) provisions for the receipt of additional payments based upon the achievement of certain milestones; and (ii) royalties from future commercial sales of PRO 2000 Gel, if any.  Interneuron is responsible for all remaining development and commercialization activities for PRO 2000 Gel and has an option, for a limited period of time, to purchase the future royalty rights relating to PRO 2000 Gel.

O6-Benzylguanine

O6-BG is a chemosensitizer that is designed to overcome resistance to a significant class of commonly used chemotherapeutic agents known as O6-alkylating agents.  In pre-clinical animal studies, treatment with O6-BG increased the anti-tumor activity of these agents in brain, colon and prostate cancers, as well as in melanoma.  A Phase II development program began in 1999 and continues to be conducted in accordance with a Cooperative Research and Development Agreement (“CRADA”) executed with the National Cancer Institute (“NCI”), a unit of the National Institutes of Health (“NIH”), in August 1998.

On October 13, 2000, Procept and AOI Pharmaceuticals Inc. (“AOI”) entered into a sublicense agreement (the “Sublicense Agreement”) pursuant to which AOI sublicensed Procept’s exclusive, worldwide patent rights and know-how relating to O6-BG in exchange for future royalties on net sales of O6-BG (see Item 13 - Certain Relationships and Related Transactions).  The Sublicense Agreement also provides for cash payments to Procept based upon the achievement of certain developmental milestones.  In addition, AOI assumed all financial obligations of Procept relating to its licensing of worldwide patent rights and CRADA costs that are incurred subsequent to the effective date of the Sublicense Agreement.  On November 22, 2000, Procept was notified by The Penn State Research Foundation (“PSRF”) that it was in default of its material obligations under the license agreement dated February 6, 1998 between Procept and PSRF, and others (the “License Agreement”), and that such default invalidated the

Sublicense Agreement.  While the Company believed that PSRF’s claims were without merit, the Company pursued discussions with PSRF, NIH and NCI in an effort to resolve the claims made by PSRF.  On February 28, 2002, Procept and the United States Public Health Service (“PHS”), represented by NIH, a constituent agency of PHS, executed an exclusive Patent License Agreement (the “New License Agreement”), which superceded the License Agreement.  The New License Agreement affirms Procept’s worldwide patent rights to O6-BG and related compounds, and acknowledges the Sublicense Agreement as of the date executed by Procept and AOI.  At the time of executing the New License Agreement, Procept paid to PHS a one-time license issue royalty fee of $86,000 for accrued outstanding patent prosecution costs.

In connection with the execution of the New License Agreement, Procept, together with the NCI and AOI, also executed an amendment to the CRADA (the “Amended CRADA”), pursuant to which AOI replaced Procept as Collaborator (i.e., the research and development partner).  Under terms of the Amended CRADA, AOI assumed direct responsibility for all remaining research and payment obligations, effective as of February 28, 2002.  As part of the Amended CRADA, Procept made a final payment of $200,000 to NCI for accrued production and clinical distribution costs relating to O6-BG.

Prior to executing the Amended CRADA, AOI had been obligated to reimburse Procept for costs that Procept paid under the CRADA, pursuant to, and subsequent to the effective date of, the Sublicense Agreement. While the Company was endeavoring to resolve this matter, Procept and AOI had agreed that AOI would defer its reimbursement to Procept for costs that Procept had paid relating to its licensing of patent rights and CRADA obligations.  Commensurate with the resolution of this matter on February 28, 2002, AOI paid to the Company the total balance of deferred reimbursable costs.

Description of Out-Licensed Programs

PRO 2000 Gel:  A Microbicide to Prevent HIV and Sexually Transmitted Disease (“STD”) Infection

PRO 2000 Gel is a topical microbicide designed to prevent the sexual transmission of HIV and other STD pathogens.  Development activities are being conducted by Interneuron.

HIV infection usually leads to acquired immunodeficiency syndrome (“AIDS”), a severe, life-threatening impairment of the immune system.  The World Health Organization estimates that there were 4.7 million new adult HIV infections worldwide in 2000, the majority through heterosexual intercourse.  Heterosexual contact has also become the most common route of HIV infection in U.S. women.  Other STDs, such as genital herpes, chlamydia and gonorrhea can lead to serious complications, especially in women, and can increase the risk of HIV infection.  Based on estimates by the Kaiser Family Foundation and the World Health Organization, there are 15 million new STD cases each year in the U.S. and more than 340 million worldwide.  Topical microbicides represent a new class of protective substances that are designed to be applied vaginally before sexual contact.  Topical microbicides have the potential to offer an appealing, female-controlled alternative to condoms, the only products currently known to prevent HIV transmissions.

The Company believes that PRO 2000 Gel’s use as a topical microbicide is suitable based upon its ability to block infection by HIV and other STD pathogens by preventing their attachment and entry into cells.  Laboratory studies have shown that the drug is active against HIV, herpes simplex virus, chlamydia and the bacteria that cause gonorrhea.  Moreover, in government-sponsored tests, vaginally applied PRO 2000 Gel was shown to be efficacious in a mouse model for genital herpes infection and a monkey model for vaginal HIV infection.  The product is also highly stable, odorless and virtually colorless.  PRO 2000

Gel differs significantly from nonoxynol-9-containing spermicides, which has failed to provide protection against HIV infection in previous human clinical trials.

A number of pre-clinical and early clinical studies of PRO 2000 Gel will have been completed prior to planned Phase II and Phase III trials.  Pre-clinical development with PRO 2000 Gel included an NIH-funded study with 28 female macaque monkeys, divided equally into one control group and three treatment groups that received gels with 0.5% PRO 2000 Gel, 2% PRO 2000 Gel and 4% PRO 2000 Gel concentrations.  All of the control animals were infected within two weeks after receiving the simian human immunodeficiency virus, and went on to develop AIDS symptoms.  Of the treated animals, none in the 0.5% group, and only one each in the 2% and 4% groups became infected and developed disease.  The Phase II and III trials include a European Commission-funded Phase II safety trial in at-risk African women scheduled to begin in 2002.  In addition, a NIH-sponsored PhaseII/III pivotal trial to determine the safety and efficacy of PRO 2000 Gel in blocking male to female HIV transmission is planned to begin in 2002 in Africa and India.  The study will involve approximately 10,000 HIV-uninfected women at risk for acquiring HIV by virtue of living in countries where the risk of such infection is high.

In October 2000, dosing and follow-up for a Phase I/II clinical trial of PRO 2000 Gel was completed by the NIH at sites in the U.S. and South Africa.  This study was designed to assess safety and acceptability in healthy, sexually active women and HIV-infected sexually abstinent women.  No serious adverse events were reported, and the investigators concluded that PRO 2000 Gel was safe and well-tolerated in both groups of women.  Previous Phase I studies conducted in Europe (with support from the Medical Research Council of the United Kingdom) showed a promising safety and acceptability profile for the drug in healthy, sexually abstinent women.  Phase I studies to evaluate the safety of male exposure to PRO 2000 Gel are ongoing.

In September 2001, Interneuron was awarded a grant by the Contraceptive Research and Development (“CONRAD”) Program under its Global Microbicide Project to support two toxicity studies currently being performed by Interneuron with PRO 2000 Gel.  Interneuron expects these studies to be completed during 2002.

In February 2002, Interneuron announced that an international collaboration of research groups in the United Kingdom (“UK”) and Africa had been awarded a grant of 16 million pounds sterling (approximately $22.7 million) from the UK’s Department for International Development (“DFID”) to test the safety and efficacy of vaginal microbicides, including PRO 2000 Gel.  The Clinical Trials Unit of the Medical Research Council and Imperial College in London will coordinate the program, which will involve researchers in South Africa, Uganda, Tanzania, Cameroon and Zambia.  The DFID grant will support a broad, five-year program that will include a multi-national, randomized, double-blind, placebo-controlled Phase III clinical trial of candidate microbicides.

No comparable product to prevent sexually transmitted infections has been approved for use in the U.S., Europe or Japan.  Marketed vaginal spermicides containing the detergent nonoxynol-9 have been found to be ineffective at reducing HIV transmission, and may actually increase the risk of infection.  Approximately 60 new substances are being evaluated for this indication, but the Company believes only a few have reached the stage of development of PRO 2000 Gel.  These include BufferGel by Reprotect, LLC, Savvy by Biosyn, Inc., Emmelle by ML Laboratories, PLC, Carraguard by The Population Council, and cellulose sulfate gel by the CONRAD Program.

Interneuron is responsible for providing adequate amounts of PRO 2000 Gel for use in government-sponsored clinical trials.  Interneuron is dependent upon third-party contractors for the manufacture and delivery of these supplies in accordance with current U.S. Good Manufacturing Practices regulations.

Interneuron intends to seek a partner for commercial manufacture, marketing and distribution of the product.

O6-Benzylguanine:  A DNA Repair Protein Inhibitor

Procept holds an exclusive, worldwide license from the United States Public Health Service (“PHS”) for O6-BG and a series of related compounds that the Company believes will enhance the effectiveness of a class of currently used chemotherapeutic agents known as O6-alkylating agents.  Development activities are being conducted by AOI.

O6-BG and related compounds are small molecules for intravenous administration in the treatment of cancer.  The Company believes O6-BG to be capable of destroying the resistance of cancer cells to a class of chemotherapeutic agents, O6-alkylating agents.  The Company believes that the effectiveness of alkylating chemotherapeutic agents against various tumors is limited due to the ability of tumor cells to repair the DNA damage caused by the O6-alkylating agents, because the DNA repair protein, O6-alkylguanine-DNA alkyltransferase (“AGT”), protects tumor cells by repairing the tumor cell DNA.  The Company believes that O6-BG inactivates the AGT protein in a variety of cancers thereby overcoming resistance to the O6-alkylating agents.

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

Tumor cells display a variety of mechanisms of resistance to many drugs.  Alkylating agents act by causing damage to the DNA by binding to the O6-position of guanine on the DNA strand.  AGT is believed to play a significant role in cancer resistance to the O6-alkylators by removing this damage.  In a recent study published in the November 9, 2000 issue of The New England Journal of Medicine, it was shown that glioma patients with naturally inactive AGT had a response rate of approximately 60% to carmustine (“BCNU”) therapy versus a response rate of approximately 4% for those patients that had active AGT.  It was also shown that approximately 60% of these patients had active AGT and therefore made virtually all of these patients resistant to BCNU therapy.  Additionally, a published study in which 226 patients with brain cancer (high-grade astrocytoma) receiving BCNU therapy showed that the patients with low levels of AGT responded better to treatment and had increased survival relative to patients with high levels of AGT.  Conversely, the patients with high levels of tumor AGT protein had poor disease prognosis.  Since it appears that O6-BG temporarily destroys AGT, the Company believes that O6-BG may reduce the resistance that is commonly observed in cancer cells following treatment with O6-alkylating agents.

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

A Phase I clinical trial of O6-BG has been completed at Duke University (“Duke”).  The Company believes that the study has shown that O6-BG, injected intravenously, crosses the blood-brain barrier and effectively blocks the activity of human brain tumor AGT protein.  The Company also believes that the study at Duke has demonstrated O6-BG to be nontoxic when administered alone, and to be effective in inhibiting over 90% of AGT activity in brain cancer specimens surgically removed from patients 18 hours after the intravenous administration of O6-BG.  Three other Phase I clinical studies at the University of Chicago, Case Western Reserve University (“CWRU”) and Duke University Medical Center have examined the use of O6-BG in combination with BCNU in brain, colon and renal cancer.  In these studies, O6-BG was administered over a one-hour period by intravenous infusion, followed by an infusion of BCNU one hour after completion of the O6-BG infusion.  The NCI of the NIH is sponsoring the trials under the CRADA executed between the NCI and Procept.  From these studies, which involved patients who had failed other cancer therapies, an O6-BG/BCNU dose of 120/40 mg/m2 was chosen as the initial Phase II dose.  One metastatic colon carcinoma patient achieved a sustained partial response for 13 months after failing other therapies.  A second patient with carcinoma of unknown primary had sustained stable disease for 20 months.  The Phase I trials have successfully demonstrated the safety of O6-BG.  Through the CRADA, Johns Hopkins University Medical Scool and Duke are conducting three Phase II clinical studies in brain cancer utilizing O6-BG in combination with the Gliadel Wafer, BCNU and temozolomide, respectively.  The NCI and many investigators continue to support the clinical development of O6-BG for a variety of cancer indications in a series of additional Phase I and Phase II clinical studies, which are currently ongoing.

In addition to O6-BG, the Company’s collaborators have tested a considerable number of additional compounds for AGT protein inactivation.  The Company believes that a number of next generation compounds are effective in inhibiting the activity of tumor AGT protein.  The Company also believes that it has a proprietary interest in these compounds.  The Company believes that it is possible that these compounds will offer complementary properties to that of O6-BG in further abrogation of cancer resistance to O6-alkylating agents.

Patents and Proprietary Technology

The Company’s policy is to protect its programs under out-license by, among other things, filing or causing to be filed on its behalf, patent applications for technology relating to the development of its biotechnology compounds.

The Company believes its copyrights, service marks, trademarks, trade dress, trade secrets, proprietary technology and similar intellectual property are critical to the success of the biotechnology under out-license.  The Company relies on trademark, copyright and trade secret protection in conjunction with confidentiality and/or license agreements with its employees, consultants, partners and others to protect its proprietary rights.  In this regard, the Company requires employees, consultants and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with the Company.  These agreements prohibit the disclosure of confidential information to anyone outside the Company and require disclosure and assignment to the Company of ideas, developments, discoveries and inventions made by employees, consultants, advisors and collaborators.

The Company’s ability to compete effectively with other companies will depend, in part, on the ability of the Company, or its licensees, to maintain the proprietary nature of its technology.  Although the Company has been granted, has filed applications for and has licensed a number of patents in the United States and foreign countries, there can be no assurance as to the degree of protection offered by these patents, as to the likelihood that pending patents will be issued or as to the validity or enforceability of any issued patents.

Competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with the

Company’s, or its licensee’s, ability to develop the products currently under out-license.  There can be no assurance that other third parties will not assert infringement claims against the Company, or its licensees, or that such claims will not be successful.  There can also be no assurance that competitors will not infringe the Company’s patents.  Further, with respect to licensed patents, the defense and prosecution of patent suits may not be in the Company’s, or its licensee’s, control.

The Company also relies on unpatented proprietary technology of its licensees, which could be significant to the development of the Company’s technology, and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to the Company’s unpatented technology.  If the Company, or its licensees, are unable to maintain the proprietary nature of the Company’s technology, the Company could be adversely affected.

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

Before obtaining approval for the commercial sale of any of the pharmaceutical products that our licensees are developing, our licensees must demonstrate that the product is safe and efficacious for use in each target indication.  The process of obtaining FDA and other regulatory approval is lengthy and expensive.  The results of pre-clinical studies and early clinical trials may not predict results that will be obtained in large-scale testing or use.  Clinical trials of products that our licensees are developing may not demonstrate the safety and efficacy of such products.  Regardless of clinical trial results, the FDA may not approve marketing of the product.  Even if pre-market approval is obtained, the FDA is authorized to impose post-marketing requirements.  A number of companies in the pharmaceutical industry, including Interneuron, have suffered significant setbacks in advanced clinical trials or have not received FDA approval, even after promising results in earlier trials.  In addition, the impact of new or changed laws or regulations cannot be predicted.  The costs to obtain regulatory approvals could be considerable and the failure of our licensees to obtain, or their delays in obtaining, regulatory approval could have an adverse effect on the ability of the Company to generate royalty revenue.  Further, if clinical trials do not demonstrate the safety and efficacy of products under our licensees’ development, the Company’s ability to generate milestone payments and royalty revenue will also be adversely affected

Competition

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

Employees

As of March 1, 2002, the Company employed 2 full-time and no part-time employees. The Company also utilizes independent contractors to perform various functions for the Company. The Company’s employees are not represented by a labor union.  The Company regards its employee relations to be satisfactory.

Item 2.  Properties.

The Company’s office is located at 369 Lexington Avenue, 10th Floor, New York, New York.  The Company leases 5,150 square feet under a five-year lease that commenced in April 2000.  Effective July 1, 2001, the Company entered into a sublease for the majority of its office space for the duration of its lease.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Securityholders.

No matters were submitted to a vote of securityholders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

From February 17, 1994, the date of the Company’s initial public offering, until March 26, 1998, the Company’s common stock (“Common Stock”) was quoted on the Nasdaq National Market under the symbol “PRCT.”  From March 27, 1998 through January 27, 2000, the Company’s common stock was quoted on the Nasdaq SmallCap Market under the symbol “PRCT.”  Effective with the merger of HDC on January 28, 2000, and until January 3, 2001, the Company’s shares were quoted on the Nasdaq SmallCap Market under the trading symbol “HVDC.”  On January 3, 2001, the Company received a letter from The Nasdaq Stock Market, Inc. (“Nasdaq”) informing the Company that the Nasdaq Listing Qualifications Panel had determined to delist the Company’s securities from the  Nasdaq SmallCap Market, effective with the open of business on January 4, 2001 (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Nasdaq Listing”).  The Company’s securities began to trade on the OTC Bulletin Board on that date under the symbol “HVDC” until January 9, 2001.  In connection with the name change to Paligent, the Company’s trading symbol was changed to “PGNT,” under which symbol the Company’s securities have traded since January 10, 2001.

The following table sets forth the range of high and low closing sale prices for the Common Stock as reported by the OTC Bulletin Board and the Nasdaq National Market for the periods indicated below.

	High	Low
2001
Fourth Quarter	$0.07	$0.03
Third Quarter	$0.10	$0.03
Second Quarter	$0.19	$0.05
First Quarter	$0.19	$0.06

2000
Fourth Quarter	$0.50	$0.06
Third Quarter	$1.22	$0.31
Second Quarter	$3.63	$0.66
First Quarter	$7.41	$2.56

As of March 18, 2002, there were 1,547 holders of record.  On March 18, 2002, the closing price reported on the OTC Bulletin Board for the Common Stock was $0.05.

Dividend Policy

The Company has never paid cash dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.  The Company intends to retain any future earnings for use in its business.

Item 6.  Selected Financial Data.

The selected financial data set forth below as of December 31, 2001 and 2000 and for each of the three years ended December 31, 2001, 2000 and 1999 are derived from the Company’s consolidated financial statements included elsewhere in this Report, which have been audited by PricewaterhouseCoopers LLP, independent accountants.  The selected financial data set forth below as of December 31, 1999, 1998 and 1997 and for the years ended December 31, 1998 and 1997 are derived from audited consolidated financial statements not included in this Report.  This data should be read in conjunction with the Company’s financial statements and related notes thereto (contained in Item 14 of this Report) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report.

SELECTED FINANCIAL DATA

	YEARS ENDED DECEMBER 31,
	2001	2000	1999	1998	1997
	(in thousands, except share data)
Statement of operations data:
Revenues	$73	$254	$280	$330	$781
Costs and expenses:
Research and development(1)	286	4,696	1,320	1,990	6,619
Sales and marketing	—	1,135	—	—	—
General and administrative(1)(2)	1,460	23,409	3,881	2,715	2,715
Impairment of goodwill(2)	—	20,031	—	—	—
Charge for purchased in-process research and development(3)	—	—	9,406	—	—
Restructuring charges(4)	—	—	—	225	460
Total costs and expenses	1,746	49,271	14,607	3,825	9,794
Loss from operations	(1,673)	(49,017)	(14,327)	(3,495)	(9,013)
Other income (expense)	(20)	1,032	34	204	(40)
Net loss	(1,693)	(47,985)	(14,293)	(3,291)	(9,053)
Less: Incremental charge associated with the conversion of the minority interest in a subsidiary, net(5)	—	—	(502)	—	—
Dividends on preferred stock(6)	—	—	—	—	(4,217)
Net loss applicable to common shareholders	$(1,693)	$(47,985)	$(14,795)	$(3,291)	$(13,270)

Basic and diluted loss per share	$(0.05)	$(1.55)	$(1.36)	$(1.40)	$(63.68)

Weighted average number of common shares outstanding	32,490,948	30,916,918	10,907,251	2,347,245	208,371

	AS OF DECEMBER 31,
	2001	2000	1999	1998	1997
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$1,298	$2,972	$4,075	$2,885	$535
Marketable securities	—	—	—	2,004	—
Total assets	1,650	3,512	4,947	6,188	2,168
Capital lease obligations, net of current portion and other non-current liabilities	96	72	82	186	355
Total shareholders’ equity	1,062	2,755	4,211	5,397	260

(1)   Includes compensation charges associated with stock options.  During 1998 and 1999, the Company granted stock options to certain employees, directors and consultants with the contractual rights (the “Contractual Rights”) contained in a unit offering (the “Variable Options”), whereby the Company sold an aggregate of 1,960,500 shares of Common Stock in January February and April 1998 together with five-year Class C Warrants to purchase 1,960,500 shares of Common Stock at an exercise price of $5.00 per share (the “1998 Offering”).  The Contractual Rights required contingent additional issuances of Common Stock to the purchasers (x) based on the market price on April 9, 1999 (the “Contractual Reset Rights”); (y) in the event of future dilutive sales of securities (the “Contractual Anti-Dilution Rights”); and (z) as a dividend substitute beginning October 1999 and each six months thereafter (the “Contractual Dividend Rights”) (see Note 5 - Notes to Consolidated Financial Statements).  The Variable Options had an initial exercise price of $5.00 per share.  As the number of options and the associated exercise price were subject to adjustment and not fixed at the grant date, these stock options were accounted for under variable stock option accounting.  Accordingly, the Variable Options were revalued on a quarterly basis by measuring the difference between the current exercise price and the fair market value of the Common Stock on the respective balance sheet date.  There were no charges in 1998 or in the first three quarters of 1999, since the fair market value of the Common Stock was less than the then current exercise price with respect to the Variable Options.

During 1999, the number and the exercise price of the Variable Options were adjusted according to the Contractual Rights of the 1998 Offering.  As a result, the Company granted 819,064 additional options and the associated exercise price of the Variable Options was reduced from $5.00 per share to $2.11 per share.  As a result, the Company recorded a $2.5 million non-cash compensation charge during 1999, representing the earned portion of the $4.6 million total compensation charge.  Of the $2.5 million charge recorded in 1999, $2.3 million was allocated to general and administrative expenses.  The balance of $200,000 was allocated to research and development costs.  There was no charge in 1998 since the fair market value of the Common Stock was less than the then current exercise price with respect to the Variable Options.

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

(2)   Amortization and impairment of goodwill.  In January 2000, the Company recorded goodwill of $24.5 million, representing the excess cost over the fair value of net liabilities acquired in the HDC merger.  During fiscal 2000, the Company amortized $4.5 million of such goodwill, which is included in general and administrative expenses.  In connection with the Company’s decision in December 2000 to discontinue the pursuit of its Internet strategy and to sell its Internet service operations and Web-based assets, the Company recorded a charge of $20.0 million as an impairment of goodwill, representing the remaining unamortized balance of goodwill relating to the HDC merger.

(3)   Charge for purchased in-process research and development.  On March 17, 1999, the Company completed the acquisition of Procept.  The aggregate purchase price of approximately $12.2 million (including assumed liabilities of $5.7 million) was allocated to the acquired tangible and intangible assets based upon their estimated fair values.  The $9.4 million charge for in-process research and development represents the value assigned to the Procept programs that were still in the development stage for which there was no alternative future use.

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

(6)   Dividends on the Company’s preferred stock.  In 1997, the Company recorded a preferred stock dividend in the amount of $4.2 million, which reflects the intrinsic value of the beneficial conversion feature based upon the difference between the $26.25 per share fair market value of the Common Stock on the date of issuance and the $10.90 per share adjusted conversion price.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

From its inception in 1985 through 1999, the Company operated as a biopharmaceutical company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology.  Beginning in 2000, the Company pursued an Internet strategy that focused on promoting and facilitating transactions between consumers, funeral industry service providers and financing institutions.

During the fourth quarter of 2000, the Company discontinued the pursuit of its Internet strategy after a sustained period of deterioration in the Internet and technology sectors and related capital markets.  Shortly thereafter, the Company entered into an agreement to sell all of its Web-based assets and Internet funeral service operations.  The Company is currently evaluating strategic alternatives and is looking for new growth areas to maximize value to existing stockholders.

Results of Operations

From inception through December 31, 2001, the Company has generated no revenues from product sales or services, has not been profitable, and has an accumulated deficit of $153.9 million.  During that period, the Company was dependent upon corporate collaborations, equity financing and interest on invested funds to provide the working capital necessary for its operations and research and development activities.  Losses have resulted principally from costs incurred in research and development activities related to the Company’s efforts to develop drug candidates and from the associated administrative costs required to support these efforts.  In addition, in connection with the acquisition of HDC, the Company also incurred losses in connection with the development of the Company’s Internet business and related marketing activities.  The Company expects to incur additional losses as it considers its strategic alternatives, including potential business investment.

Year ended December 31, 2001 as compared to the year ended December 31, 2000

The Company’s total revenue, which is derived from interest income, was $73,000 for during the year ended December 31, 2001 as compared to $254,000 for the year ended December 31, 2000.  The reduction in interest income is primarily attributable to a decrease in average cash balances available for investment during the year ended December 31, 2001.

The Company’s total operating expenses decreased to $1.7 million for the year ended December 31, 2001 from $49.3 million for the year ended December 31, 2000, a decrease of $47.6 million.  During fiscal 2000, the Company recorded non-cash charges of $43.7 million, consisting of (i) $24.5 million of amortization and impairment of goodwill recorded in connection with the acquisition of HDC; and (ii) an aggregate of $19.2 million of non-cash compensation charges, including $14.7 million relating to compensation expense associated with variable stock options and a $4.5 million charge for the fair value of Common Stock issued to consultants.  These non-cash charges excluded, total operating expenses decreased to $1.7 million from $5.6 million, a decrease of $3.8 million.  This decrease is attributable to the closure of the Company’s biotechnology facilities and disposition of its Internet operations, both of which occurred in fiscal 2000.

Research and development costs were $300,000 for the year ended December 31, 2001 as compared to $4.7 million in the year ended December 31, 2000, a decrease of $4.4 million.  The costs incurred in fiscal 2001 were one-time costs paid in connection with the Company’s execution of the New License Agreement and the Amended CRADA.  At the time of executing the New License Agreement, Procept paid to PHS a one-time license issue royalty fee of $86,000 for outstanding patent prosecution costs.  In connection with executing the Amended CRADA, Procept made a final payment of $200,000 to NCI for production and clinical distribution costs relating to O6-BG.  For the year ended December 31, 2000, research and development costs include $3.8 million of non-cash compensation charges.  Excluding the non-cash charges, research and development costs were $900,000 in fiscal 2000, consisting of $700,000 and $200,000, respectively, of biotechnology and Internet development costs.

Sales and marketing expenditures reflect costs associated with the Company’s pursuit of an Internet business strategy and related sales and marketing activities associated with promoting the Internet web site.  During fiscal 2000, the Company discontinued the pursuit of its Internet strategy and sold its Web-based assets and Internet operations in December 2000.  Accordingly, there were no sales and marketing expenses in fiscal 2001.

General and administrative expenses were $1.5 million in fiscal 2001 as compared to $23.4 million in fiscal 2000, a decrease of $21.9 million.  For the year ended December 31, 2000, general and administrative expenses include $15.4 million of non-cash compensation charges and $4.5 million of goodwill amortization.  Excluding the non-cash charges, general and administrative expenses were $3.5 million in fiscal 2000, a decrease of $2.0 million in fiscal 2001.  This decrease reflects the elimination of costs incurred in fiscal 2000 relating to (i) the maintenance and exiting of the Company’s biopharmaceutical operations in Cambridge, Massachusetts; (ii) the relocation and consolidation of the Company’s business activities in New York City; (iii) the closing of the Company’s Florida operations, where the Company conducted its Internet business operations prior to the establishment of its New York City office; and (iv) reductions in staffing and facilities charges in connection with the Company’s discontinuance of its Internet operations in December 2000.

During fiscal 2001, the Company recorded a $20,000 loss to other expense in connection with the sale of equipment.  For the year ended December 31, 2000, the Company recorded a net gain of $1.0 million in other income, consisting of (i) $500,000 relating to the agreement with Interneuron for the out-licensing of PRO 2000 Gel; (ii) $200,000 of gain on the sale of investment in Aquila Pharmaceuticals, Inc. (“Aquila”); (iii) $150,000 on sales of biotechnology research and development equipment and fixed assets in connection with the shutdown of its biopharmaceutical operations; (iv) $100,000 relating to the sale of the Company’s Internet operations and Web-based assets; and (v) $50,000 relating to Procept’s assignment of its licensing rights to all of Procept’s intellectual property rights and assets related to dental technology.

Year ended December 31, 2000 as compared to the year ended December 31, 1999

The Company’s total revenue, which is derived from interest income, was $300,000 for each of the years ended December 31, 2000 and 1999.

The Company’s total operating expenses increased to $49.3 million during the year ended December 31, 2000 from $14.6 million for the year ended December 31, 1999, an increase of $34.7 million.  During fiscal 2000, the Company recorded non-cash charges of $43.7 million, consisting of (i) $24.5 million of amortization and impairment of goodwill recorded in connection with the acquisition of HDC; and (ii) an aggregate of $19.2 million of non-cash compensation charges, including $14.7 million relating to compensation expense associated with variable stock options and a $4.5 million charge for the fair value of Common Stock issued to consultants.  During fiscal 1999, the Company recorded non-cash charges of $11.9 million, including $9.4 million relating to the acquisition of Procept and a $2.5 million charge relating to compensation expense associated with variable stock options.  These non-cash charges excluded, total operating expenses increased to $5.6 million from $2.7 million in the years ended December 31, 2000 and 1999, respectively, an increase of $2.9 million.

Research and development costs increased by $3.4 million, to $4.7 million in fiscal 2000 from $1.3 million in fiscal 1999.  Research and development costs include $3.8 million and $200,000 of non-cash compensation charges in the years ended December 31, 2000 and 1999, respectively.  Excluding the non-cash charges, research and development costs decreased by $200,000, to $900,000 in the year ended December 31, 2000 from $1.1 million in the similar period in 1999.  This decrease in research and development costs is comprised of a $400,000 reduction in expenditures relating to biotechnology activities, partly offset by $200,000 of costs associated with developing the Company’s Internet web site in 2000.

Sales and marketing expenses were $1.1 million for the year ended December 31, 2000.  Sales and marketing expenditures reflect costs associated with the Company’s pursuit of an Internet business strategy and related sales and marketing activities associated with promoting the Internet web site.

General and administrative expenses increased by $19.5 million, to $23.4 million in fiscal 2000 from $3.9 million in fiscal 1999.  General and administrative expenses include $15.4 million of non-cash compensation charges and $4.5 million of goodwill amortization in the year ended December 31, 2000 and $2.3 million of non-cash compensation charges in the year ended December 31, 1999.  Excluding the non-cash charges, general and administrative expenses increased to $3.5 million in fiscal 2000 from $1.6 million during the comparable period in 1999, an increase of $1.9 million.  This increase includes costs incurred to (i) exit the Company’s biopharmaceutical operations in Cambridge, Massachusetts; (ii) relocate and consolidate the Company’s business activities in New York City; and (iii) close the Company’s Florida operations, where the Company conducted its Internet business operations prior to the establishment of its New York City office.  For the twelve months ended December 31, 2000, general and administrative expenses relating to the biopharmaceutical operations were $1.2 million, as compared to $1.6 million during the similar period in 1999, a decrease of $400,000.  This decrease relates primarily to the absence of biotechnology related general and administrative costs in the fourth quarter of 2000.  The balance of fiscal 2000 general and administrative expenditures of $2.3 million, pertain to the Company’s Internet business activities.

Impairment of goodwill reflects a charge of $20.0 million relating to the balance of unamortized goodwill at the time of the Company’s decision to discontinue the pursuit of its Internet strategy and to sell all of its Internet service operations and Web-based assets in December 2000.

In fiscal 1999, the Company incurred a $500,000 non-cash charge associated with the purchase of the minority interest in BGDC.

Liquidity and Capital Resources

Since disposing of its Internet assets and related operations in December 2000, the Company has significantly reduced its operating costs.  At its present rate of spending, the Company expects that its existing funds and interest income will be sufficient to fund the Company’s current operations over the next twelve months while the Company evaluates strategic alternatives, including potential business investments and related financing.  No assurance can be given that the Company will be able to complete a business investment or that such financing will be available to the Company.  If the Company is unable to generate significant revenue from acquired operations, obtain additional revenue from its out-licensing arrangements in connection with the existing licenses of the Company’s biotechnology assets, or secure additional financing, the Company will experience a cash shortage in 2003. Further, any potential strategic alignment and/or potential acquisition could affect the Company’s liquidity and financing requirements.  If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

The Company’s expectations regarding its rate of spending and the sufficiency of its cash resources over future periods are forward-looking statements. The rate of spending and sufficiency of such resources will be affected by numerous factors including the rate of planned and unplanned expenditures by the Company and the timing of payments received, if any, under the sublicenses of the biotechnology assets.

Year ended December 31, 2001 as compared to the year ended December 31, 2000

Since its inception, the Company has financed its operations from the issuance of $71.4 million of its securities, the receipt of $29.4 million under collaborative research agreements and $3.6 million in interest income.

For the year ended December 31, 2001, the Company incurred a net loss of $1.7 million.  During fiscal 2001, the Company used $1.7 million to fund operating activities, as compared to $4.6 million during the year ended December 31, 2000.  The net decrease of $2.9 million in operating cash outflows is the result of the Company’s out-licensing of its biotechnology assets and the discontinuance of its Internet operations and biotechnology research facilities.

At December 31, 2001, the Company’s aggregate cash and cash equivalents were $1.3 million, a net decrease of $1.7 million from the end of the prior year.  This decrease comprises $1.7 million of cash used to fund operations, the receipt of $100,000 relating to the sale of assets and the use of $100,000 for payments on capital leases.

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

During the year ended December 31, 2000, the Company used $4.6 million to fund operating activities, as compared to $3.5 million during the year ended December 31, 1999.  The $4.6 million of cash used to fund operations is net of $500,000 in proceeds received in connection with the Company’s out-licensing of PRO 2000 Gel and $50,000 relating to the assignment of its licensing rights to PTM.  The net increase of $1.1 million in operating cash outflow is primarily the result of the Company’s increased operating activities associated with developing the Internet business.

At December 31, 2000, the Company’s aggregate cash and cash equivalents were $3.0 million, a net decrease of $1.1 million from the end of the prior year.  This decrease is primarily attributable to $4.6 million of cash used to fund operations, which was partly offset by cash provided by financing activities, consisting of (i) $3.1 million in proceeds from the exercise of approximately 1.3 million Class C Warrants by The Aries Trust and Aries Domestic Fund, L.P.; and (ii) $300,000 from the exercise of other warrants and stock options.  Cash used in financing activities during fiscal 2000 includes $300,000 paid in satisfaction of a note assumed in connection with the HDC acquisition.

Also during fiscal 2000, the Company received net cash from investing activities of $400,000, which is comprised of $400,000 from the sale of its investment in Aquila and $200,000 from the sale of assets, primarily equipment used in its biotechnology operations, which proceeds were partly offset by capital expenditures of $200,000 during the year.

In connection with the acquisition of HDC in January 2000, each share of HDC stock was converted into approximately 0.81 shares of Common Stock or a total of 10,919,655 shares of Common Stock.  In accordance with the merger agreement, the Company also issued 3,877,008 shares of Common Stock with a fair value of $23.0 million to investors in the Company’s 1998 Offering, former preferred stockholders of Procept, and certain other holders of Common Stock, in exchange for the elimination of certain contractual obligations incurred in connection with the 1998 Offering, the Procept acquisition and other transactions.  In addition, the Company issued 546,000 shares of Common Stock, at a fair market value of $1.1 million, as consideration for the fee due to the placement agent involved in the HDC transaction.

On March 17, 1999, the Company completed the acquisition of Procept, a publicly held research and development company engaged in the development of cancer therapies.  Each of Procept’s shares of common stock (including preferred stock on an as converted basis into common stock) converted into approximately 0.11 shares of Common Stock, or a total of 2,753,205 shares.  An additional 414,584 shares of Common Stock were issued in the merger to the holders of Procept’s preferred stock as a result of certain contractual rights identical to the Contractual Rights held by purchasers of the Company’s 1998 Offering.  In addition, the Company agreed to exchange all of Procept’s outstanding warrants, unit purchase option and stock option obligations into like instruments of the Company.   The Company also assumed a $6.5 million net obligation (payable in cash or Common Stock at the option of the Company) of BGDC.  On June 30, 1999, the Company issued 2,773,575 shares of Common Stock and 924,525 Class D Warrants in exchange for the outstanding preferred stock of BGDC.  The shares have contractual rights identical to those held by purchasers in the Company’s 1998 Offering.  The Class D Warrants are exercisable for an aggregate of 924,525 shares of Common Stock at $2.11 per share and expire on June 30, 2004.

The acquisition of Procept resulted in a cash infusion of $2.8 million.  In addition, during 1999 the Company received $2.0 million from the maturity of marketable securities and $100,000 from the redemption of debentures.  Total cash received from investing activities was offset by $300,000 of merger costs relating to the HDC acquisition, resulting in net cash received from investing activities of $4.6 million.

During the year ended December 31, 1999, financing activities generated net cash of $100,000, comprised of $200,000 of cash received from the exercise of Common Stock purchase warrants offset by the payment of $100,000 in satisfaction of a short-term note payable.

Recently Issued Financial and Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“FAS”) 141, “Business Combinations.”  FAS 141 requires all business combinations to be accounted for under the purchase method of accounting.  FAS 141 is effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for under the purchase method of accounting for which the date of acquisition is July 1, 2001 or later.  The Company does not anticipate that the adoption of FAS 141 will have a material impact on the consolidated financial statements.

In June 2001, the FASB issued FAS 142, “Goodwill and Other Intangible Assets.”  FAS 142 modifies the accounting and reporting for acquired intangible assets at the time of acquisition and in subsequent periods.  Intangible assets that have finite lives must be amortized over their estimated useful life.  Intangible assets with indefinite lives will not be amortized, but evaluated annually for impairment.  FAS 142 is effective for fiscal years beginning after December 15, 2001.  The Company does not anticipate that the adoption of FAS 142 will have a material impact on the consolidated financial statements.

In June 2001, the FASB issued FAS No. 143, “Accounting for Asset Retirement Obligations.” FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  FAS 143 shall be effective for financial statements issued for years beginning after June 15, 2002.  Earlier application is encouraged.  Initial application of this Statement shall be as of the beginning of an entity’s year. The Company does not anticipate that the adoption of FAS 143 will have a material impact on the consolidated financial statements.

In August 2001, the FASB issued FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement defines the accounting and reporting for the impairment and disposal of long-lived assets and is effective for the Company on January 1, 2002.  The Company does not anticipate that the adoption of FAS 144 will have a material impact on the consolidated financial statements.

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

Quarterly Results of Operations

The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2001. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with the audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

QUARTERLY FINANCIAL DATA

	2001 Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
Total revenue	$33,079	$20,091	$13,055	$6,678
Net loss	$(345,225)	$(392,262)	$(334,071)	$(620,897)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted average number of common shares outstanding	32,490,948	32,490,948	32,490,948	32,490,948

	2000 Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
Total revenue	$49,170	$83,231	$69,540	$51,732
Net loss	$(20,758,836)	$(2,579,620)	$(2,518,005)	$(22,128,234)
Basic and diluted net loss per common share	$(0.79)	$(0.08)	$(0.08)	$(0.68)
Weighted average number of common shares outstanding	26,160,393	32,490,948	32,490,948	32,490,948

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The following table sets forth the name, age and position of each person as of March 1, 2002 who is a director and/or executive officer of the Company:

Michael S. Weiss	35	Director, Chairman of the Board and Secretary
John F. Dee	44	Director and Vice Chairman of the Board
Salvatore A. Bucci	46	President and Chief Executive Officer
Elliott H. Vernon	59	Director
Zola P. Horovitz, Ph.D.	67	Director
Richard J. Kurtz	61	Director

Michael S. Weiss has been a director of the Company and Chairman of its Board of Directors since July 1997 and Secretary of the Company since October 2000.  Mr. Weiss is currently Executive Chairman and Chairman of the Board of Directors of Access Oncology, Inc.  From 1993 to 1999, Mr. Weiss was a Senior Managing Director of Paramount Capital, Incorporated.  Prior to joining Paramount, Mr. Weiss was an attorney with Cravath, Swaine & Moore.  Mr. Weiss is currently Vice Chairman of the Board of Directors of Genta Incorporated.  Mr. Weiss received his J.D. from Columbia University School of Law and a B.S. in Finance from the State University of New York at Albany.  Mr. Weiss devotes only a portion of his time to the business of the Company.

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

Item 11.  Executive Compensation.

Summary Compensation Table

          The following table sets forth certain compensation information as to the chief executive officer of the Company, who is the only executive officer of the Company (the “Named Executive Officers”), for each of the years ended December 31, 2001, 2000 and 1999:

SUMMARY COMPENSATION TABLE

				Long Term Compensation Awards
Name and Principal Position		Annual Compensation		Securities Underlying	All Other Compensation ($)
	Year	Salary ($)	Bonus ($)	Options(#)
Salvatore A. Bucci(1)	2001	200,000	25,000	0	0
President and Chief Executive Officer	2000	90,968	18,750	325,000	0

(1)                                  Mr. Bucci has been the President and Chief Executive Officer of the Company since February 2001, succeeding the prior President and Chief Executive Officer whose employment with the Company terminated on December 31, 2000.  Mr. Bucci joined the Company in May 2000 as Senior Vice President and Chief Financial Officer.  In October 2000, Mr. Bucci was named Executive Vice President and Chief Financial Officer.  His compensation arrangements are discussed under “Executive Employment Contract” below.

Fiscal Year-End Option Values

The following table provides information regarding exercisable and unexercisable stock options held by the Named Executive Officers as of December 31, 2001:

FISCAL YEAR-END OPTION VALUES

Name and Principal Position	Shares Acquired on Exercise (#)	Value Realized ($)	Fiscal Year-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End ($) Exercisable/ Unexercisable(1)
Salvatore A. Bucci	0	0	81,250/243,750	0/0

(1)                      Based on the difference between the option exercise price and the closing price of the underlying Common Stock on December 31, 2001, which closing price was $0.03.

EXECUTIVE EMPLOYMENT CONTRACT

Provided below is information concerning the employment arrangement that the company has entered into with its executive officer.

Salvatore A. Bucci.    On May 25, 2000, the Company and Mr. Bucci entered into an employment agreement (the “Original Agreement”) providing for Mr. Bucci to serve as Senior Vice President and Chief Financial Officer of the Company for a period of two years.  On October 6, 2000, Mr. Bucci was appointed Executive Vice President and Chief Financial Officer and on February 9, 2001, Mr. Bucci was named President and Chief Executive Officer.  The Original Agreement entitled Mr. Bucci to receive a minimum annual base salary of $150,000 and a minimum annual bonus of $25,000, which minimum annual bonus was required to be paid to Mr. Bucci in quarterly installments over the term of the Original Agreement.  The amount of Mr. Bucci’s actual bonus is determined annually by the Compensation Committee in light of his and the Company’s performance over the prior year.  Mr. Bucci also received an option to purchase 325,000 shares of Common Stock, with vesting to occur in quarterly installments over a four year period.  If the company terminates Mr. Bucci’s employment without cause, or if Mr. Bucci terminates his employment because there has been a change of control of the Company, then Mr. Bucci is entitled to receive (i) severance payments in a lump sum equal to one-half of his most recent base salary plus one-half of the amount of cash bonus most recently awarded, and (ii) immediate vesting and exercisability of any unvested options then held by Mr. Bucci.  Effective with Mr. Bucci’s appointment as President and Chief Executive Officer, the Company and Mr. Bucci amended the terms of the Original Agreement (the “Amended Agreement”).  The Amended Agreement provides for (i) a minimum annual base salary of $200,000, effective January 1, 2001; (ii) a bonus of $25,000, which was paid upon execution of the Amended Agreement; and (iii) the elimination of the minimum annual bonus.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

During fiscal 2001, the Compensation Committee of the Board of Directors (“Compensation Committee”) consisted of Zola P. Horovitz, Ph.D. and Michael S. Weiss.  The Compensation Committee’s responsibilities include: (i) reviewing the performance of the Chief Executive Officer and the other executive officers of the Company and making determinations as to their cash and equity-based compensation and benefits, and (ii) administration of employee stock option grants and stock awards. The Committee met one time during fiscal 2001. The Compensation Committee submits this report on compensation policies and actions during fiscal 2001 with respect to Mr. Salvatore A. Bucci, in his capacity as President and Chief Executive Officer of the Company.

Compensation Philosophy

The Company’s executive compensation policy is comprised of three principal elements: base salary, cash or stock bonuses based on performance and stock option grants, and is designed to attract, retain and reward executive officers who contribute to the long term success of the Company. Through its compensation policy, the Company strives to provide total compensation that is competitive with other companies in comparable lines of business. The compensation program includes both motivational and retention-related compensation components.  Individual performance that meets and exceeds the Company’s plans and objectives is encouraged through bonus awards, and stock options are granted to connect the performance of the Common Stock with the compensation of its executives.

The Company endeavors to reward each executive’s achievement of goals related to the Company’s annual and long-term performances and individual fulfillment of responsibilities. While compensation survey data provide useful guides for comparative purposes, the Compensation Committee believes that an effective compensation program also requires the application of judgment and subjective determinations of individual performance. Accordingly, the Compensation Committee members apply their judgment to reconcile the program’s objectives with the realities of retaining valued employees.

Chief Executive Officer Compensation

Salvatore A. Bucci has served as the Chief Executive Officer since February 2001.  Pursuant to his amended employment agreement, Mr. Bucci is entitled to receive a base salary of $200,000 per annum.  Mr. Bucci is also eligible to receive bonus compensation, which amount and form are determinable and at the discretion of the Compensation Committee or the Board of Directors of the Company.

On May 16, 2001, the Compensation Committee met to consider a request by Mr. Bucci to provide certain advisory services to HealthCare Integrated Services, Inc., a company to which Mr. Vernon, a director of the Company, is the Chairman and Chief Executive Officer.  The Company granted Mr. Bucci’s request.

Compensation of Other Executive Officers

Mr. Bucci was the sole executive officer of the Company during fiscal 2001.

Stock Options

Stock options generally are granted to the Company’s executive officers at the time of their hire and at such other times as the Compensation Committee may deem appropriate, such as in connection with a promotion or upon nearing full vesting of prior options.  In determining option grants, the Compensation Committee considers the same industry survey data as used in its analysis of base salaries and bonuses, and strives to make awards that are in line with its competitors. In general, the number of shares of Common Stock underlying the stock options granted to each executive reflects the significance of that executive’s current and anticipated contributions to the Company.

In addition, the stock option grants made by the Compensation Committee are designed to align the interests of management with those of the stockholders. In order to maintain the incentive and retention aspects of these grants, the Compensation Committee has determined that a significant percentage of any officer’s stock options should be unvested option shares.

The value that may be realized from exercisable options depends on whether the price of the Common Stock at any particular point in time accurately reflects the Company’s performance. However, each individual optionholder, and not the Compensation Committee, makes the determination as to whether to exercise options that have vested in any particular year.

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

By the Compensation Committee,
Zola P. Horovitz, Ph.D.
Michael S. Weiss

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative stockholder returns on the Common Stock over the five year period from December 31, 1996 to December 31, 2001, as compared with that of the Hambrecht & Quist (“H&Q”) Biotechnology Index and the S&P 500 Composite Index during the same period.   The graph assumes an initial investment of $100 on December 31, 1996 in the Common Stock, the H&Q Biotechnology Index and the S&P 500 Composite Index, with all dividends, if any, being reinvested.

	12/31/1996	12/31/1997	12/31/1998	12/31/1999	12/31/2000	12/31/2001
PALIGENT INC.	$100.00	$13.45	$3.36	$4.96	$0.08	$0.04
H&Q BIOTECHNOLGY INDEX	$100.00	$10122	$154.14	$329.48	$354.22	$390.16
S&P COMPOSITE INDEX	$100.00	$133.36	$171.47	$207.56	$188.66	$166.24

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table and footnotes set forth certain information regarding the beneficial ownership of Common Stock as of March 1, 2002 by (i) the only persons known to the Company to be beneficial owners of more than 5% of Common Stock, (ii) the Named Executive Officers, (iii) each director, and (iv) all current executive officers and directors as a group.

	Common Stock Beneficially Owned(1)
Beneficial Owner	Shares		Percent
Aries Select, Ltd.	15,695,804	(2)	41.75
Aries Select I, LLC
The Aries Trust
Aries Domestic Fund, L.P.
Paramount Capital Investments, LLC
Paramount Capital, Incorporated
Paramount Capital Asset Management, Inc.
Lindsay A. Rosenwald, M.D.
c/o Paramount Capital Asset Management, Inc.
787 Seventh Avenue
New York, New York 10019
John F. Dee	1,436,895	(3)	4.24
Michael S. Weiss	871,503	(4)	2.64
Elliott H. Vernon	338,191	(5)	*
Zola P. Horovitz, Ph.D.	239,978	(6)	*
Richard J. Kurtz	5,982,984		18.41
Salvatore A. Bucci	81,250	(7)	*
All current executive officers and directors as a group (6 persons)	8,950,801	(8)	25.33

*        Indicates less than 1%

(1)                                  Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by such stockholder, subject to community property laws where applicable.  Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days of March 1, 2002 are treated as outstanding solely for the purpose of calculating the amount and percentage of shares beneficially owned by the holder of such options or warrants.

(2)                                  Collectively, the Paramount Affiliates.  Reported ownership consists of:

(A)   the following holdings of Aries Select, Ltd.:  (i) 5,827,667 shares of Common Stock; (ii) 495,444 shares issuable upon exercise of Class C Warrrants; (iii) 112,902 shares issuable upon exercise of 1998 Unit Purchase Options; (iv) 51,067 shares issuable upon exercise of Class C Warrants issuable on exercise of 1998 Unit Purchase Options; (v) 88,836 shares issuable upon exercise of 1997 Unit Purchase Options originally issued by Procept; (vi) 9,062 shares issuable upon exercise of Class A Warrants issuable upon exercise of 1997 Unit Purchase Options originally issued by Procept; (vii) 2,716 shares issuable upon exercise of 1995 Unit Purchase Options originally issued by Procept; (viii) 3,395 shares issuable upon exercise of Class A Warrants issuable upon exercise of 1995 Unit Purchase Options originally issued by Procept; (ix) 117,777 shares issuable upon exercise of Class A Warrants originally issued by Procept; and (x) 441,000 shares issuable upon exercise of Class D Warrants;

(B)    the following holdings of Aries Select I, LLC: (i) 2,906,869 shares of Common Stock; (ii) 258,104 shares issuable upon exercise of Class C Warrrants; (iii) 55,608 shares issuable upon exercise of 1998

Unit Purchase Options; (iv) 25,152 shares issuable upon exercise of Class C Warrants issuable on exercise of 1998 Unit Purchase Options; (v) 45,792 shares issuable upon exercise of 1997 Unit Purchase Options originally issued by Procept; (vi) 4,671 shares issuable upon exercise of Class A Warrants issuable upon exercise of 1997 Unit Purchase Options originally issued by Procept; (vii) 2,716 shares issuable upon exercise of 1995 Unit Purchase Options originally issued by Procept; (viii) 3,395 shares issuable upon exercise of Class A Warrants issuable upon exercise of 1995 Unit Purchase Options originally issued by Procept; (ix) 73,872 shares issuable upon exercise of Class A Warrants originally issued by Procept; and (x) 189,000 shares issuable upon exercise of Class D Warrants;

(C)   904,125 shares of Common Stock held by The Aries Trust;

(D)   497,371 shares of Common Stock held by Aries Domestic Fund, L.P.;

(E)    10,865 shares held by Paramount Capital Investments, LLC;

(F)    56,128 shares held by Paramount Capital, Incorporated; and

(G)    the following holdings of Lindsay A. Rosenwald, M.D.: (i) 391,774 shares of Common Stock; (ii) 936,954 shares issuable upon exercise of 1998 Unit Purchase Options; (iii) 425,069 shares issuable upon exercise of Class C Warrants issuable on exercise of 1998 Unit Purchase Options; (iv) 843,445 shares issuable upon exercise of 1997 Unit Purchase Options originally issued by Procept; (v) 86,292 shares issuable upon exercise of Class A Warrants issuable upon exercise of 1997 Unit Purchase Options originally issued by Procept; (vi) 20,879 shares issuable upon exercise of 1995 Unit Purchase Options originally issued by Procept; (vii) 26,099 issuable upon exercise of Class A Warrants issuable upon exercise of 1995 Unit Purchase Options originally issued by Procept; and (viii) 781,758 shares issuable upon exercise of Class E Warrants.

(3)                                  Includes 1,436,795 shares issuable to Mr. Dee upon the exercise of options currently exercisable or exercisable within 60 days of March 1, 2002.

(4)                                  Consists of: (i) 17,893 outstanding shares of Common Stock; (ii) 234,685 shares issuable to Mr. Weiss upon the exercise of options currently exercisable or exercisable within 60 days of March 1, 2002; (iii) 45,022 shares issuable upon exercise of 1998 Unit Purchase Options; (iv) 20,426 shares issuable upon the exercise of Class C Warrants issuable upon the exercise of 1998 Unit Purchase Options; (v) 181,725 shares issuable upon exercise of 1997 Unit Purchase Options originally issued by Procept; (vi) 18,592 shares issuable upon exercise of Class A Warrants issuable on exercise of 1997 Unit Purchase Options originally issued by Procept; (vii) 2,230 shares issuable upon exercise of 1995 Unit Purchase Options originally issued by Procept; (viii) 2,787 shares issuable upon exercise of Class A Warrants issuable upon exercise of 1995 Unit Purchase Options originally issued by Procept; (ix) 34,678 shares issuable upon exercise of Class E Warrants; and (x) options held by Hawkins Group, LLC to purchase units consisting of an aggregate of 215,637 shares of Common Stock, plus Class C Warrants to purchase 97,828 shares of Common Stock.  Mr. Weiss is a managing member of the Hawkins Group, LLC and disclaims beneficial ownership of its shares except to the extent of his pecuniary interest therein, if any.

(5)                                  Includes 228,991 shares issuable to Mr. Vernon upon the exercise of options currently exercisable.

(6)                                  Represents shares issuable to Dr. Horovitz upon the exercise of options currently exercisable.

(7)                                  Represents shares issuable to Mr. Bucci upon the exercise of options currently exercisable.

(8)                                  Includes 2,221,699 shares issuable to directors and executive officers upon the exercise of options currently exercisable or exercisable within 60 days of March 1, 2002.

Item 13.  Certain Relationships and Related Transactions.

Transactions with Directors and Officers

Certain members of the Company’s Board of Directors received fees in connection with their service to the Company as members of the Board of Directors and, in certain cases, were also compensated as consultants by the Company.  Messrs. Weiss and Vernon and Dr. Horovitz were each paid cash compensation at the rate of $10,000 per annum for their services as directors during each of the years ended December 31, 2001, 2000 and 1999.  In addition, Messrs. Weiss and Vernon were each paid $50,000 as remuneration for their consulting services to the Company during fiscal 2001.

From time to time during fiscal 2001, Mr. Bucci provided advisory services to HealthCare Integrated Services, Inc., to which Mr. Vernon, a director of the Company, is the Chairman and Chief Executive Officer.  The fair value of these services was less than $60,000.

In November 1999, Howard Weiser, a director of the Company from January 2000 until his resignation from the Board of Directors in April 2001, borrowed $25,000 from HDC and executed a note in favor of HDC (the “HDC Note”).  The Company acquired HDC in January 2000, including Mr. Weiser’s note, which was payable on demand, with interest at the rate of nine and one-half percent per annum.  As part of the merger, the Company and Mr. Weiser entered into a consulting arrangement whereby Mr. Weiser would provide consulting services for a one-year period from the date of the merger for a fee of $100,000, payable in periodic installments.  During the course of the consulting period, the Company offset the full amount of principal and accrued interest due under the HDC Note against installment payments due under the consulting arrangement.  The consulting arrangement ended in January 2001.

In connection with the acquisition of HDC, the Company issued 375,000 shares of Common Stock to each of Howard Weiser, then a director, and Richard J. Kurtz, a director of the Company, as payment for consulting services.  The 750,000 shares of Common Stock had a fair value of $4.5 million; accordingly, a charge of $4.5 million was recorded during the year ended December 31, 2000.

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

On October 17, 2000, the Company entered into a non-binding letter of intent to acquire WWH Insurance Services, Inc. (“WWH”).  WWH is a privately held national independent distributor of life and health insurance products.  Philip C. Pauze, then a director of the Company, is a director and stockholder of WWH.  The acquisition of WWH was expected to broaden the Company’s reach into products and services for senior citizens, beyond that originally anticipated with the acquisition of HDC, whose operations were primarily Web-centric.  WWH targets consumers through direct marketing channels; primarily, via cable television programs whose audience meets the demographic profile of WWH’s target market.  During the due diligence review period, the Company advanced $50,000 to WWH to pay for operating expenses.  In December 2000, the Company determined not to proceed with the acquisition of WWH.

On October 13, 2000, Procept entered into an agreement with AOI to sublicense its exclusive worldwide patent rights and know-how relating to O6-BG.  Mr. Weiss is the Chairman of the Board of AOI.  In addition, the principal stockholder of the Company is a stockholder of an affiliate of AOI.  Pursuant to this agreement, Procept sublicensed all development and licensing rights to AOI in exchange for future royalties on net sales of O6-BG.  The agreement also provides for cash payments to Procept based upon the achievement of certain developmental milestones.  In addition, AOI assumed all financial obligations of Procept relating to its licensing of worldwide patent rights as of the effective date of the agreement.  On November 22, 2000, Procept was notified by PSRFthat it was in default of its material obligations under the License Agreement, and that such default invalidated the Sublicense Agreement.  While the Company believed that PSRF’s claims were without merit, the Company pursued discussions with PSRF, NIH and NCI, in an effort to resolve the claims made by PSRF.  On February 28, 2002, Procept and PHS, represented by NIH,  executed the New License Agreement, which superceded the License Agreement.  The New License Agreement affirms Procept’s worldwide patent rights to O6-BG and related compounds, and acknowledges the Sublicense Agreement as of the date executed by Procept and AOI.  At the time of executing the New License Agreement, Procept paid to PHS a one-time license issue royalty fee of $86,000 for accrued outstanding patent prosecution costs.  In connection with the execution of the New License Agreement, Procept, together with the NCI and AOI, also executed the Amended CRADA, pursuant to which AOI replaced Procept as Collaborator (i.e., the research and development partner).  Under terms of the Amended CRADA, AOI assumed direct responsibility for all remaining research and payment obligations, effective as of February 28, 2002.  As part of the Amended CRADA, Procept made a final payment of $200,000 to NCI for accrued production and clinical distribution costs relating to O6-BG.  Prior to executing the Amended CRADA, AOI had been obligated to reimburse Procept for costs that Procept paid under the CRADA, pursuant to, and subsequent to the effective date of, the Sublicense Agreement.  While the Company was endeavoring to resolve this matter, Procept and AOI had agreed that AOI would defer its reimbursement to Procept for costs that Procept had paid relating to its licensing of patent rights and CRADA obligations.  As of December 31, 2001, such reimbursable costs amounted to $137,000.  Commensurate with the resolution of this matter on February 28, 2002, AOI paid to the Company the total balance of deferred reimbursable costs.

Transactions with Paramount Affiliates

Various entities affiliated with Paramount Capital Asset Management, Inc., as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management” are significant stockholders of the Company.  As of March 1, 2002, Aries Select, Ltd., Aries Select I, LLC, The Aries Trust, Aries Domestic Fund, L.P., Paramount Capital Investments, LLC, Paramount Capital, Incorporated, Paramount Capital Asset Management, Inc. and Lindsay A. Rosenwald, M.D. (collectively, the “Paramount Affiliates”), are the holders of an aggregate of approximately 10,594,799 shares of Common Stock, representing 32.6% of the outstanding shares of Common Stock.  In addition, the Paramount Affiliates hold 5,101.005 warrants and options to purchase Common Stock.  Mark C. Rogers, M.D., President and Chief Executive Officer

of Paramount Capital, Incorporated (“Paramount”) was a member of the Company’s Board of Directors from 1997 to August 2000.

Certain Paramount Affiliates have a contractual right to designate a majority of the members of the Company’s Board of Directors until June 30, 2002.  In addition, as long as the Paramount Affiliates hold at least 5% of the voting stock of the Company, the Company must obtain the consent of these Paramount Affiliates prior to (i) incorporating, acquiring, dissolving or disposing of any subsidiaries; (ii) incurring any indebtedness outside the ordinary course of business; (iii) engaging in transactions with other affiliates; or (iv) increasing executive compensation or bonuses, except for bonuses guaranteed in an employment contract.

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

In connection with the acquisition of Procept on March 17, 1999, the Company issued an aggregate of 1,102,504 shares of Common Stock to the Paramount Affiliates in exchange for their shares of Procept common stock and pursuant to the Contractual Anti-Dilution and Contractual Reset Rights contained in the 1998 Offering. The Company also issued to the Paramount Affiliates (i) an aggregate of 160,160 shares of Common Stock as payment for brokerage services in connection with the Procept merger, and (ii) cash of $50,000 plus an aggregate of 320,126 shares of Common Stock in connection with the cancellation of certain indebtedness incurred by Procept to the Paramount Affiliates through Procept’s merger with Binary, and pursuant to the Contractual Anti-dilution and Contractual Reset Rights contained in the 1998 Offering.

Also, in connection with the acquisition of Procept, the Company assumed a $6.5 million net obligation of BGDC. As payment of this obligation, the Company issued 2,773,575 shares of Common Stock and Class D Warrants to purchase an aggregate of 924,525 shares of Common Stock in exchange for all of the outstanding shares of BGDC Series A Convertible Preferred Stock.  On June 30, 1999, the Paramount Affiliates exchanged their BGDC Series A Convertible Preferred Stock for an aggregate of 1,890,000 shares of Common Stock and Class D Warrants to purchase an aggregate of 630,000 shares of Common Stock.

On April 9, 1999, the Company issued 3,970,734 shares of Common Stock pursuant to the Contractual Reset Rights contained in the 1998 Offering held by certain of the Company’s stockholders, including those who purchased their shares in the 1998 Offering.  An aggregate of 1,842,813 shares were issued to the Paramount Affiliates pursuant to the Contractual Reset Rights.

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
3.1

Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on June 26, 2000.  Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Commission File No. 333-45168, and incorporated herein by reference.

3.2

Certificate of Ownership and Merger of Paligent Inc. into HeavenlyDoor.com, Inc., filed with the Secretary of State of Delaware on December 28, 2000, to be effective as of December 31, 2000.  Filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2000, Commission File No. 0-21134, and incorporated herein by reference.

3.3	By-laws of Paligent Inc. Filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.

4.1

Form of Class C Warrant to Purchase Common Stock dated April 9, 1998, including Schedule of Holders.  Filed as Exhibit 4.18 to the Company’s Registration Statement on Form S-3, Commission File No. 333-51245, and incorporated herein by reference.

4.2

Class A Warrants (originally issued by Procept, Inc.) held by a Schedule of Holders.  Filed as Exhibit 4.3 to the Company’s Form 8-K filed on March 31, 1999, Commission File No. 0-21134, and incorporated herein by reference.

4.3

Aries Warrants (originally issued by Procept, Inc.) held by The Aries Trust and Aries Domestic Fund, L.P.  Filed as Exhibit 4.5 to the Company’s Form 8-K, filed on March 31, 1999, Commission File No. 0-21134, and incorporated herein by reference.

4.4

1995 Unit Purchase Options (originally issued by Procept, Inc.) held by a Schedule of Holders.  Filed as Exhibit 4.1 to the Company’s Form 8-K filed on March 31, 1999, Commission File No. 0-21134, and incorporated herein by reference.

4.5

1997 Unit Purchase Options (originally issued by Procept, Inc.) held by a Schedule of Holders.  Filed as Exhibit 4.2 to the Company’s Form 8-K filed on March 31, 1999, Commission File No. 0-21134, and incorporated herein by reference.

4.6

Common Stock Purchase Warrant issued in June 1999 to Wound Healing of Oklahoma.  Filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-21134, and incorporated herein by reference.

4.7

Class D Warrants issued in June 1999 to a Schedule of Holders.  Filed as Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-21134, and incorporated herein by reference.

4.8

Form of Unit Purchase Option, including Schedule of Holders.  Filed as Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-21134, and incorporated herein by reference.

4.9

The 1998 Equity Incentive Plan, as amended through June 30, 1999.  Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 999, Commission File No. 0-21134, and incorporated herein by reference.

4.10

The 1994 Employee Stock Purchase Plan, as amended.  Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.

10.1

Lease for 369 Lexington Avenue, New York, New York, dated April 19, 2000 between the Company and 369 Lexington Avenue Co., L.P.  Filed as Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2000, Commission File No. 0-21134, and incorporated herein by reference.

10.2

Licensing Agreement by and between the Company and Interneuron Pharmaceuticals, Inc. dated June 14, 2000.  Filed as Exhibit 10.21 to the Company’s Form 10-Q for the quarter ended June 30, 2000, Commission File No. 0-21134, and incorporated herein by reference. (The Company submitted a confidentiality request for certain parts of this exhibit.)

10.3

Executive Employment Agreement dated as of May 25, 2000, as amended February 9, 2001, between the Company and Salvatore A. Bucci.  Filed as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2000, Commission File No. 0-21134, and incorporated herein by reference.

10.4

Sublicense Agreement by and between Procept, Inc. and AOI Pharmaceuticals Inc., dated as of October 13, 2000.  Filed as Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2000, Commission File No. 0-21134, and incorporated herein by reference.

10.5	Second Extension to the Consulting and Confidentiality Agreement dated February 9, 2001 between the Company and Michael S. Weiss. Filed herewith.

10.6	Second Extension to the Consulting and Confidentiality Agreement dated February 9, 2001 between the Company and Elliott H. Vernon. Filed herewith.

10.7	Second Extension to the Consulting and Confidentiality Agreement dated February 9, 2001 between the Company and Zola P. Horovitz, Ph.D. Filed herewith.

10.8	Third Extension to the Consulting and Confidentiality Agreement dated May 16, 2001 between the Company and Michael S. Weiss. Filed herewith.

10.9	Third Extension to the Consulting and Confidentiality Agreement dated May 16, 2001 between the Company and Elliott H. Vernon. Filed herewith.

10.10	Third Extension to the Consulting and Confidentiality Agreement dated May 16, 2001 between the Company and Zola P. Horovitz, Ph.D. Filed herewith.

10.11	Fourth Extension to the Consulting and Confidentiality Agreement dated January 2, 2002 between the Company and Michael S. Weiss. Filed herewith.

10.12	Fourth Extension to the Consulting and Confidentiality Agreement dated January 2, 2002 between the Company and Elliott H. Vernon. Filed herewith.

10.13	Fourth Extension to the Consulting and Confidentiality Agreement dated January 2, 2002 between the Company and Zola P. Horovitz, Ph.D. Filed herewith.

10.14	Patent License Agreement dated February 28, 2002 between Procept, Inc. and the United States Public Health Service. Filed herewith.

10.15	Amendment No. 2 to the Cooperative Research and Development dated February 28, 2002 between Procept, Inc. and the National Cancer Institute. Filed herewith.

21.1	Schedule of subsidiaries of the Company. Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants to the Company. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALIGENT INC.
(Registrant)

Dated: March 29, 2002	/s/ Salvatore A. Bucci
Salvatore A. Bucci
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 29th day of March, 2002:

Capacity:

/s/ Michael S. Weiss	Chairman
Michael S. Weiss

/s/ John F. Dee	Vice Chairman
John F. Dee

/s/ Salvatore A. Bucci	President and Chief Executive Officer
Salvatore A. Bucci	(Principal Executive, Financial and Accounting Officer)

/s/ Elliott H. Vernon	Director
Elliott H. Vernon

/s/ Zola P. Horovitz, Ph.D.	Director
Zola P. Horovitz, Ph.D.

/s/ Richard J. Kurtz	Director
Richard J. Kurtz

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Stockholders of Paligent Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Paligent Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

New York, New York

March 1, 2002

PALIGENT INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$1,298,266	$2,971,690
Due from related party	137,091	45,199
Prepaid expenses and other current assets	9,147	194,106
Total current assets	1,444,504	3,210,995

Property and equipment, net	110,954	223,183
Other assets	94,809	77,582
Total assets	$1,650,267	$3,511,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,069	$188,587
Accrued compensation	7,549	178,613
Accrued professional services	139,000	220,680
Accrued patent and research costs	285,859	—
Other current liabilities	—	36,814
Current portion of capital lease obligations	22,365	60,505
Current portion of deferred rent	4,155	—
Total current liabilities	491,997	685,199

Deferred rent and other liabilities	52,341	5,811
Capital lease obligations	43,511	65,877

Commitments (Notes 9 and 10)

Stockholders’ equity:
Common stock, $.01 par value; 75,000,000 shares authorized; 32,490,948 shares issued and outstanding at December 31, 2001 and 2000, respectively	324,910	324,910
Additional paid-in capital	154,634,974	154,634,974
Accumulated deficit	(153,897,466)	(152,205,011)
Total stockholders’ equity	1,062,418	2,754,873
Total liabilities and stockholders’ equity	$1,650,267	$3,511,760

The accompanying notes are an integral part of the consolidated financial statements.

PALIGENT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2001	2000	1999

Interest income	$72,903	$253,673	$279,680

Costs and expenses:
Research and development (includes $3,809,587 and $220,410 of non-cash compensation charges in 2000 and 1999, respectively)	285,859	4,695,892	1,320,087
Sales and marketing	—	1,135,522	—
General and administrative (includes $15,435,688 and $2,306,150 of non-cash compensation charges in 2000 and 1999, respectively)	1,459,688	23,408,536	3,880,760
Impairment of goodwill	—	20,030,684	—
Charge for purchased in-process research and development	—	—	9,405,671
Total costs and expenses	1,745,547	49,270,634	14,606,518

Loss from operations	(1,672,644)	(49,016,961)	(14,326,838)

Other (expense) income	(19,811)	1,032,266	33,617

Net loss	(1,692,455)	(47,984,695)	(14,293,221)

Less: Incremental charge associated with the conversion of the minority interest in a subsidiary, net	—	—	(501,455)

Net loss applicable to common stockholders	$(1,692,455)	$(47,984,695)	$(14,794,676)

Basic and diluted net loss per common share	$(0.05)	$(1.55)	$(1.36)

Weighted average number of common shares outstanding - basic and diluted	32,490,948	30,916,918	10,907,251

The accompanying notes are an integral part of the consolidated financial statements.

PALIGENT INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the years ended December 31,
	2001	2000	1999
Net loss	$(1,692,455)	$(47,984,695)	$(14,293,221)

Other comprehensive loss:
Unrealized loss on investments	—	(98,323)	(174,265)

Comprehensive loss	$(1,692,455)	$(48,083,018)	$(14,467,486)

The accompanying notes are an integral part of the consolidated financial statements.

PALIGENT INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2001, 2000 and 1999

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Par Value						Total Shareholders' Equity
Balance at December 31, 1998	3,001,832	$30,018	$70,458,992	$(88,716)	$(65,264,520)	$272,588	$(11,857)	$5,396,505
Shares issued in connection with:
Acquisition of Procept Inc.	3,167,789	31,677	3,730,072	—	—	—	—	3,761,749
Contractual anti-dilution protection	1,017,742	10,178	(10,178)	—	—	—	—	—
Payment of certain obligations	14,489	144	34,941	—	—	—	—	35,085
Contractual reset obligations	3,970,734	39,708	(39,708)	—	—	—	—	—
Purchase of minority interest in subsidiary	2,773,575	27,736	4,132,627	—	—	—	—	4,160,363
Repayment of debt of subsidiary	88,374	884	440,986	—	—	—	—	441,870
Stock dividend	562,961	5,630	979,535	—	(985,165)	—	—	—
Settlement of litigation	36,785	368	134,633	—	—	—	—	135,001
Exercise of Class C warrants	51,087	511	186,989	—	—	—	—	187,500
Employee stock awards	15,000	150	10,402	—	—	—	—	10,552
Repayment of debt of subsidiary	109,778	1,098	187,588	—	—	—	—	188,686
Settle placement agent fees	160,160	1,602	363,920	—	—	—	—	365,522
Fair value of stock options issued in the Procept acquisition	—	—	965,435	—	—	—	—	965,435
Warrants issued in connection with the purchase of the minority interest in a subsidiary	—	—	1,004,034	—	—	—	—	1,004,034
Incremental charge associated with the conversion of the minority interest in a subsidiary, net	—	—	—	—	(501,455)	—	—	(501,455)
Common stock contribution to savings and retirement plan	512	5	735	—	—	—	—	740
Retirement of treasury stock	—	—	(11,857)	—	—	—	11,857	—
Amortization of deferred compensation	—	—	—	2,526,560	—	—	—	2,526,560
Compensation expense associated with variable stock options	—	—	4,625,554	(4,625,554)	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	(174,265)		(174,265)
Net loss	—	—	—	—	(14,293,221)	—	—	(14,293,221)
Balance at December 31, 1999	14,970,818	149,709	87,194,700	(2,187,710)	(81,044,361)	98,323	—	4,210,661
Shares issued in connection with:
Acquisition of Heaven’s Door Corporation	10,919,655	109,197	22,686,303	—	—	—	—	22,795,500
Relinquishment of contractual rights	3,877,008	38,770	20,857,225	2,124,960	(23,020,955)	—	—	—
Payment of placement agent	546,000	5,460	1,134,318	—	—	—	—	1,139,778
Exercise of options	76,560	766	153,122	—	—	—	—	153,888
Exercise of warrants	59,241	591	192,199	—	—	—	—	192,790
Payment to consultants	750,000	7,500	4,446,000	—	—	—	—	4,453,500
Exercise of Class C warrants	1,291,666	12,917	3,242,083	—	(155,000)	—	—	3,100,000
Compensation expense associated with variable stock options	—	—	14,729,024	—	—	—	—	14,729,024
Amortization of deferred compensation	—	—	—	62,750	—	—	—	62,750
Unrealized loss on investments	—	—	—	—	—	(98,323)	—	(98,323
Net loss	—	—	—	—	(47,984,695)	—	—	(47,984,695)
Balance at December 31, 2000	32,490,948	324,910	154,634,974	—	(152,205,011)	—	—	2,754,873
Net loss	—	—	—	—	(1,692,455)	—	—	(1,692,455)
Balance at December 31, 2001	32,490,948	$324,910	$154,634,974	$—	$(153,897,466)	$—	$—	$1,062,418

The accompanying notes are an integral part of the consolidated financial statements

PALIGENT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(1,692,455)	$(47,984,695)	$(14,293,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,318	4,600,013	125,331
Impairment of goodwill	—	20,030,684	—
(Gain) (loss on sale of property and equipment, net of write-offs	19,811	(122,330)	(36,150)
Gain on sale of investment	—	(234,100)	—
Charge for purchased in-process research and development	—	—	9,405,671
Compensation charge associated with variable stock options	—	14,729,024	2,500,595
Compensatory stock and stock option expense	—	4,516,251	170,782
Deferred rent	30,685	(61,506)	(118,298)
Changes in operating assets and liabilities, net of acquisitions:
Due from related party, prepaid expenses and other current assets	3,067	128,108	(12,069)
Other assets	(17,227)	(62,166)	183,465
Accounts payable	(155,518)	50,158	(594,523)
Accrued expenses and other current liabilities	(3,699)	(232,180)	(838,501)
Other liabilities	20,000	—	—
Net cash used in operating activities	(1,730,018)	(4,642,739)	(3,506,918)

Cash flows from investing activities:
Capital expenditures	—	(160,598)	—
Proceeds from sales of assets	117,100	158,166	40,718
Proceeds from redemption of debentures	—	—	128,501
Proceeds from sale of investment	—	405,753	—
Proceeds from maturity of marketable securities	—	—	2,000,001
Merger costs	—	—	(321,544)
Cash acquired in acquisitions	—	17,831	2,750,097
Net cash provided by investing activities	117,100	421,152	4,597,773

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	153,888	—
Proceeds from exercise of common stock warrants	—	3,292,790	187,500
Principal payments on notes payable	—	(290,019)	(85,000)
Principal payments on capital lease obligations	(60,506)	(37,907)	(3,995)
Net cash (used in) provided by financing activities	(60,506)	3,118,752	98,505

Net change in cash and cash equivalents	(1,673,424)	(1,102,835)	1,189,360
Cash and cash equivalents at beginning of year	2,971,690	4,074,525	2,885,165
Cash and cash equivalents at end of year	$1,298,266	$2,971,690	$4,074,525

Supplemental disclosure of cash flow information:
Interest paid	$16,056	$25,319	$7,628

Supplemental disclosure of non-cash investing and financing activities:
Fair value of common stock issued to acquire Heaven’s Door Corporation	—	$23,935,275	—
Debt assumed from the acquisition of Heaven’s Door Corporation	—	$290,019	—
Fair value of common stock issued to acquire Procept	—	—	$3,761,749
Debt assumed in the acquisition of Procept, Inc.	—	—	$285,000
Fair value of common stock issued to acquire minority interest in subsidiary	—	—	$4,160,363
Fair value of common stock issued in exchange for certain contractual obligations
	—	$23,020,955	—
Fair value of common stock issued to consultants	—	$4,453,500	—
Fair value of common stock options assumed	—	—	$965,435
Fair value of common stock issued to repay debt	—	—	$630,556
Fair value of common stock issued for services	—	—	$400,607
Fair value of common stock issued in settlement of legal action	—	—	$135,001
Fair value of warrants issued to acquire minority interest in subsidiary	—	—	$1,004,034
Fair value of common stock awarded to employees	—	—	$10,552
Savings and retirement plan stock contribution	—	—	$740
Capital lease obligation incurred for the acquisition of equipment	—	$145,072	—

The accompanying notes are an integral part of the consolidated financial statements

PALIGENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Paligent Inc. together with its subsidiaries (collectively, “Paligent” or the “Company”) is presently seeking business opportunities to maximize value for its shareholders.  In 2001, Paligent significantly reduced its operating costs following the disposition of its Internet business and the out-licensing of its remaining biotechnology assets in 2000. All employees were released, except for the Company’s chief executive officer and an executive assistant, and the Company subleased a substantial portion of its office facility and related equipment.  Throughout 2001, the Company evaluated various strategic alternatives, including acquisitions of new operating businesses and technologies as well as potential merger opportunities.

From its inception in 1985 through 1999, Paligent operated, under the name Procept, Inc., as a biotechnology company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology.  In March 1999, the Company acquired Pacific Pharmaceuticals, Inc., a company engaged in the development of cancer therapies.  During 1999, the Company’s principal efforts were devoted to drug development, human clinical trials and partnership commercialization focusing on two biotechnology compounds, PRO 2000 Gel and O6-Benzylguanine (“O6-BG”).

In January 2000, the Company acquired Heaven’s Door Corporation (“HDC”), a company that provided business-to-business and business-to-consumer products and services for the funeral service industry over the Internet.  Effective with the acquisition of HDC, the Company’s name was changed from Procept, Inc. to HeavenlyDoor.com, Inc. and the Company’s subsidiary, Pacific Pharmaceuticals, Inc., was renamed Procept, Inc. (hereinafter referred to as “Procept”).  Subsequent to the merger with HDC, the Company closed its research facilities and out-licensed PRO 2000 Gel and O6-BG.   Under the terms of the out-licensing agreements, the Company retains certain future rights, including the receipt of payments based on the achievement of certain milestones as well as royalties from commercial sales, if any (see Note 10).

Beginning in 2000, effective with the merger with HDC, the Company pursued an Internet strategy that focused on promoting and facilitating transactions between consumers, funeral industry service providers and financing institutions.  During the fourth quarter of 2000, the Company decided to discontinue the pursuit of its Internet strategy after a sustained period of deterioration in the Internet and technology sectors and related capital markets.  Shortly thereafter, the Company entered into an agreement to sell all of its Web-based assets and Internet funeral service operations, including the name “HeavenlyDoor.com,” and ceased its Internet activities.  In connection with this agreement, the Company’s name was again changed, on December 31, 2000, from HeavenlyDoor.com, Inc. to Paligent Inc.

Since inception, the Company has generated no revenue from product sales or services, has not been profitable, and has incurred an accumulated deficit of $153.9 million.  As the Company continues to evaluate various strategic alternatives in its quest for new growth areas that will maximize value to existing stockholders, the Company expects to incur additional losses.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries, which are wholly owned.  All significant intercompany accounts and transactions have been eliminated.

Risk and Uncertainties

The Company has entered into out-licensing arrangements with respect to two compounds that had been under development by the Company.  Accordingly, the Company remains subject to risks common to companies in the biotechnology industries including, but not limited to, development by the Company’s licensees, or its competitors, of new technological innovations, dependence on key personnel of its licensees, protection of proprietary technology and compliance by its licensees with United States Food and Drug Administration government regulations.

Since disposing of its Internet assets and related operations in December 2000, the Company has significantly reduced its operating costs.  At its present rate of spending, the Company expects that its existing funds and interest income will be sufficient to fund the Company’s current operations over the next twelve months while the Company evaluates strategic alternatives, including potential business investments and related financing.  No assurance can be given that the Company will be able to complete a business investment or that such investment and financing opportunities will be available to the Company.  If the Company is unable to generate significant revenue from acquired operations obtain additional revenue from its out-licensing arrangements in connection with the existing licenses of the Company’s biotechnology assets, or secure additional financing, the Company will experience a cash shortage in 2003.  Further, any potential strategic alignment and/or potential acquisition could affect the Company’s liquidity and financing requirements.  If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

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

Cash and Cash Equivalents

The Company considers all short-term investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash is maintained at financial institutions in amounts that exceed federally insured limits.

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

Income Taxes

The Company provides for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is provided for net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

For the years ended December 31, 2001, 2000 and 1999, the Company had stock options and warrants outstanding that were anti-dilutive.  These securities could potentially dilute basic EPS in the future and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.  Consequently, there were no differences between basic and diluted EPS for these periods.

Comprehensive Loss

The Company accounts for comprehensive loss under Statement of Financial Accounting Standards No. (“FAS”) 130, “Reporting Comprehensive Income”.  FAS 130 established standards for reporting and displaying comprehensive income and its components (gains and losses) in a full set of general-purpose financial statements.  The statement requires that all components of comprehensive (loss) income be reported in a financial statement and displayed with the same prominence as other financial statement information.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued FAS 141, “Business Combinations.”  FAS 141 requires all business combinations to be accounted for under the purchase method of accounting.  FAS 141 is effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for under the purchase method of accounting for which the date of acquisition is July 1, 2001 or later.  The Company does not anticipate that the adoption of FAS 141 will have a material impact on the consolidated financial statements.

In June 2001, the FASB issued FAS 142, “Goodwill and Other Intangible Assets.”  FAS 142 modifies the accounting and reporting for acquired intangible assets at the time of acquisition and in subsequent periods.  Intangible assets that have finite lives must be amortized over their estimated useful life.  Intangible assets with indefinite lives will not be amortized, but evaluated annually for impairment.  FAS 142 is effective for fiscal years beginning after December 15, 2001.  The Company does not anticipate that the adoption of FAS 142 will have a material impact on the consolidated financial statements.

In June 2001, the FASB issued FAS No. 143, “Accounting for Asset Retirement Obligations.” FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  FAS 143 shall be effective for financial statements issued for years beginning after June 15, 2002.  Earlier application is encouraged. Initial application of this Statement shall be as of the beginning of an entity’s year. The Company does not anticipate that the adoption of FAS 143 will have a material impact on the consolidated financial statements.

In August 2001, the FASB issued FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement defines the accounting and reporting for the impairment and disposal of long-lived assets and is effective for the Company on January 1, 2002.  The Company does not anticipate that the adoption of FAS 144 will have a material impact on the consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

Heaven’s Door Corporation

HDC, a Delaware corporation that was engaged in providing a range of funeral-related products and services through its web site www.HeavenlyDoor.com, was acquired by the Company in January 2000,

pursuant to the Agreement and Plan of Merger dated as of November 8, 1999 (the “HDC Merger Agreement”).

The acquisition of HDC was accounted for utilizing the purchase method of accounting. The aggregate purchase price of $22.8 million (10,919,655 shares with a fair value of $2.09 per share) plus the acquisition costs of $1.6 million and assumed net liabilities of $100,000, were allocated to the acquired tangible and intangible assets. As a result of this acquisition, the Company recorded goodwill of $24.5 million, representing the excess cost over the fair value of net liabilities acquired, which was initially amortized over a period of five years.  Pursuant to the HDC Merger Agreement, each share of HDC was converted into approximately .81 shares of the Company’s common stock (“Common Stock”), or a total of 10,919,655 shares.

In accordance with the HDC Merger Agreement, the Company also issued 3,877,008 shares of Common Stock to investors in the 1998 Offering (as defined in Note 5), former holders of Procept preferred stock and certain other holders of Common Stock in exchange for the elimination of the Contractual Rights (as defined in Note 5) held by such investors.  This transaction was accounted for by recording a charge of $23,020,955 directly to equity during the year ended December 31, 2000.

The Company also issued, in connection with the acquisition of HDC, 546,000 shares of Common Stock as consideration for the fee due to the placement agent involved in the HDC transaction at a fair market value of $1,139,778, which amount was included in the purchase price (see Note 10).

On January 28, 2000, concurrent with the merger with HDC, the number and exercise price of the Variable Options (as defined in Note 5) were further adjusted according to the Contractual Rights of the 1998 Offering.  As a result, the Company granted an additional 1,004,224 options and reduced the exercise price of the associated Variable Options from $2.11 per share to $1.56 per share.  In addition, the Board of Directors also accelerated the vesting of the Variable Options.  Effective with the merger, the number and the associated exercise price of the Variable Options became fixed and accounted for accordingly.  As a consequence, a compensation charge of $14,729,024 was recorded in fiscal 2000, resulting from the revaluation under variable plan accounting and the acceleration of the vesting of the Variable Options.

During the fourth quarter of 2000, the Company decided to discontinue the pursuit of its Internet strategy after a sustained period of deterioration in the Internet and technology sectors and related capital markets.  Shortly thereafter, the Company entered into an agreement to sell all of its Web-based assets and Internet funeral service operations.  In connection with the discontinuance of its Internet business and the disposition of the related assets, the Company wrote-off, as an impairment charge, the remaining balance of $20.0 million of goodwill associated with the acquisition of HDC.

Procept, Inc.

On December 10, 1998, the Company entered into a definitive Agreement and Plan of Merger (the “Procept Merger Agreement”) to acquire Procept, a Delaware corporation engaged in the development of cancer therapies, based in San Diego, California, through a merger of a wholly owned subsidiary of the Company with and into Procept.  The acquisition of Procept closed on March 17, 1999.

The acquisition of Procept was accounted for under the purchase method of accounting.  The aggregate purchase price of $3.8 million, plus estimated acquisition costs of $1.7 million, assumed liabilities (including a $200,000 note payable to a significant stockholder of the Company) of $5.7 million and $1.0 million for the value of the stock options and warrants being issued to the Procept stockholders were allocated to the acquired tangible and intangible assets based on their estimated respective fair values.   Approximately $9.4 million of the purchase price was allocated to in-process research and development and expensed in the quarter ended March 31, 1999.  The charge for in-process research and development represents the value assigned to Procept’s programs that were still in the development stage for which there was no alternative future use.  The value assigned to these programs was developed by determining the fair value of these programs, as provided by an independent valuation of the Procept business.  The valuation methodology was based on estimated discounted cash flows.

Pursuant to the Procept Merger Agreement, each share of Procept common stock (including preferred stock on an as converted basis into common stock) converted into approximately 0.11 shares of Common Stock or a total of 2,753,205 shares of Common Stock and an additional 414,584 shares of Common Stock were issued to holders of Procept’s preferred stock for a total of 3,167,789 shares of Common Stock (of which 1,558,587 shares of Common Stock issued in the merger to holders of Procept preferred stock were accompanied by certain contractual rights identical to the Contractual Rights held by purchasers in the Company’s 1998 Offering).  In addition, all of Procept’s outstanding warrants, unit purchase options and stock option obligations were exchanged for 1,916,730 like instruments of the Company.  The Company also assumed a $6.5 million, net obligation (payable in cash or Common Stock, at the sole discretion of the Company) of Procept’s wholly owned subsidiary, BG Development Corp. (“BGDC”). On June 30, 1999, the Company issued 2,773,575 shares of Common Stock and 924,525 Class D Warrants in exchange for all of the BGDC outstanding preferred stock holdings.  The Class D Warrants are exercisable for an aggregate of 924,525 shares of Common Stock at $2.11 per share and expire on June 30, 2004.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2001	2000
Furniture and fixtures	$82,643	$82,643
Office equipment	47,417	136,784
Leasehold improvements	47,032	47,032
	177,092	266,459
Less: accumulated depreciation and amortization	(66,138)	(43,276)

Property and equipment, net	$110,954	$223,183

During fiscal 2001, the Company sold equipment with a net book value of $46,911 for $27,100 resulting in a loss of $19,811.  During fiscal 2000, the Company sold fully depreciated equipment for a gain of $148,166.  The effect of these transactions is included in other expense/income in the accompanying consolidated statements of operations.

Property and equipment includes the following assets that were acquired pursuant to capital lease arrangements:

	December 31,
	2001	2000
Furniture and fixtures	$69,405	$69,405
Office equipment	25,677	118,675
	95,082	188,080
Less: accumulated depreciation	(33,897)	(34,550)

	$61,185	$153,530

Depreciation expense of property and equipment was $65,318, $94,807 and $125,331 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

Year Ended December 31, 2001

On December 31, 2001, the Company had a total of 32,490,948 shares of Common Stock outstanding.  During fiscal 2001, there were no changes in Common Stock.

Year Ended December 31, 2000

During fiscal 2000, the Company issued 17,520,130 new shares of Common Stock, of which 16,092,663 were issued in connection with the acquisition of HDC and 1,427,467 shares were issued in connection with the exercise of warrants and options.  There were 32,490,948 shares of Common Stock outstanding on December 31, 2000.

In connection with the acquisition of HDC in January 2000 (see Note 3), each share of HDC stock was converted into approximately 0.81 shares of Common Stock or a total of 10,919,655 shares of the Common Stock.  In accordance with the HDC Merger Agreement, the Company also issued 3,877,008 shares of Common Stock with a fair value of $23,020,955 to investors in the Company’s 1998 Offering, former preferred stockholders of Procept, and certain other holders of Common Stock, in exchange for the elimination of certain contractual obligations incurred in connection with the 1998 Offering, the Procept acquisition and other transactions.  This transaction was accounted for by recording a charge of $23,020,955 directly to equity, which represents the fair market value of the Common Stock issued to those stockholders who relinquished their contractual rights.

The Company also issued, in connection with the acquisition of HDC, 546,000 shares of Common Stock as consideration for the fee due to the placement agent, a related party, involved in the HDC transaction at a fair market value of $1,139,778, which amount was included in the purchase price (see Note 10).  In addition, on February 28, 2000, the Company issued a total of 750,000 shares of its Common Stock with a fair value of $4,453,500 to consultants and, accordingly, a charge of $4,453,500 was recorded during the year ended December 31, 2000.

During the year ended December 31, 2000, Common Stock issued in connection with the exercise of warrants included (i) 1,291,666 shares of Common Stock for proceeds of $3,100,000, related to the exercise of Class C Warrants, and (ii) 59,241 shares of Common Stock for proceeds of $192,790, related to the exercise of other warrants.  The Class C Warrants were exercised at $2.40 per share representing a discount of $0.88 to the contractual exercise price of $3.28 per share.  Consequently, during the year ended December 31, 2000, a charge of $155,000 was recorded directly to equity, which represents the fair market value of the discount given to the holders of certain Class C Warrants.

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

On September 1, 1999 and November 1, 1999, the Company contributed 319 shares and 193 shares, respectively, of Common Stock to the Company’s Savings and Retirement Plan.

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

On June 22, 1999 and July 15, 1999, the Company issued 5,000 and 10,000 shares, respectively, of Common Stock as bonuses to certain employees.  In addition, on June 22, 1999, the Company issued 11,725 shares of Common Stock as payment for services rendered in connection with the acquisition of Procept.

On May 18, 1999, the Company issued 51,087 shares of Common Stock in connection with the exercise of Class C Warrants for proceeds of $187,500.

In April 1999, pursuant to the Contractual Reset Rights (as defined herein) contained in the 1998 Offering (as defined herein), the Company issued a total of 3,970,734 shares of Common Stock to certain stockholders.  As a part of a unit offering, the Company sold an aggregate of 1,960,500 shares of Common Stock in January, February, and April of 1998 together with five-year Class C Warrants to purchase 1,960,500 shares of Common Stockat an exercise price of $5.00 per share (the “1998 Offering”).  The purchasers in the 1998 Offering held certain contractual rights (the “Contractual Rights”) requiring contingent additional issuances of Common Stock to the purchasers, (x) based on the market price on April 9, 1999 (the “Contractual Reset Rights”), (y) in the event of future dilutive sales of securities (the “Contractual Anti-Dilution Rights”) and (z) as a dividend substitute beginning October 1999 and each six months thereafter (the “Contractual Dividend Rights”).  Additionally, the Class C Warrants have contractual rights to reduce the exercise price in the event of future dilutive sales of securities (the “Class C Warrant Contractual Rights”).  In the event of (i) a liquidation, dissolution or winding up of the Company, (ii) the sale or other disposition of all or substantially all of the assets of the Company, or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity, the purchasers are entitled to receive an amount equal to 140% of such purchaser’s investment as a liquidation “preference.”  Except in the case of a liquidation, dissolution or winding up, such payment will be in the form that equity holders will receive, such as in cash, property or securities of the entity surviving the acquisition transaction.  In the event of a liquidation, dissolution or winding up, such payment is contingent upon the Company having available resources to make such payment.  The Class C Contractual Rights were terminated on January 28, 2000, concurrent with the merger of HDC.

In March 1999, Procept was merged with and became a wholly owned subsidiary of the Company.  In connection with the merger, a total of 3,167,789 shares were issued to former Procept stockholders.  Of these shares, 1,558,587 shares had the contractual rights identical to those held by purchasers in the 1998 Offering.  On March 17, 1999 and November 10, 1999, the Company issued 88,374 and 109,778 shares of Common Stock, respectively, together with $50,000 in cash for the cancellation of certain indebtedness of Procept.  In addition, the Company issued 160,160 shares of Common Stock and $50,000 in cash to Paramount Capital, Incorporated, or its designees, as compensation for services performed in conjunction with the merger with Procept.

The issuance of Common Stock in connection with the Procept merger was a dilutive issuance under the terms of the 1998 Offering.  As a result, as of March 17, 1999, pursuant to the Contractual Anti-Dilution Rights (as defined herein) contained in the 1998 Offering, the Company issued a total of 1,017,742 shares of Common Stock to certain stockholders.  In addition, the Company issued an additional 1,015,504 Class C Warrants at an exercise price of $3.67, and reduced the exercise price of the existing Class C Warrants from $5.00 to $3.67 as a result of the dilutive issuance under the Class C Warrant Contractual Rights.

In March 1999, the Company issued 36,785 shares of Common Stock to Commonwealth Associates in connection with the settlement of litigation.  On the same date, the Company issued 2,764 shares of Common Stock to The Harvard School of Dental Medicine as satisfaction of certain contractual obligations of Procept.

1998 Equity Incentive Plan

Under the Company’s 1998 Equity Incentive Plan, which amended and restated the 1989 Stock Plan (the “Plan”), the Company is permitted to sell or award Common Stock or to grant stock options for the purchase of Common Stock to employees, officers and consultants up to a maximum of 4,800,000 shares.  In February 2000, the Board of Directors approved an amendment to the Plan to increase the number of shares covered by the Plan by 6,000,000, to 10,800,000, which amendment was approved by the Company’s stockholders at the June 19, 2000 Annual Meeting of Stockholders.  At December 31, 2001, there were 5,370,001 shares available for future grants under the 1998 Plan.

The 1998 Plan provides for the granting of incentive stock options (“ISOs”) and nonstatutory stock options.  In the case of ISOs, the exercise price shall not be less than 100% of the fair market value per share of the Company’s common stock, on the date of grant.  In the case of nonstatutory options, the exercise price shall be determined by a committee appointed by the Board of Directors (the “Compensation Committee”).  All stock options under the 1998 Plan have been granted at exercise prices at least equal to the fair market value of the Common Stock on the date of grant

The options either are exercisable immediately on the date of grant or become exercisable in such installments as the Compensation Committee of the Board of Directors may specify, generally over a four year period.  Each option expires on the date specified by the Compensation Committee, but not more than ten years from the date of grant in the case of ISOs (five years in other cases).

The Company accounts for stock-based compensation in accordance with FAS 123, “Accounting for Stock-Based Compensation.”  Under FAS 123, the fair value at grant date of all stock-based awards is recognized as expense over the vesting period, except that options granted to employees and directors may be accounted for under the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Under APB 25, no compensation expense is recorded for options granted to employees or directors unless the exercise price is lower than the market value of the underlying stock at grant date.  The Company has elected to apply APB 25, and to provide disclosures of net income as if the fair value method in FAS 123 had been applied. Had compensation cost for stock option grants under the Company’s stock option plans been determined pursuant to FAS 123, the Company’s net income would have decreased accordingly. The required disclosures under FAS 123 as if the Company had applied the new method of accounting are made below.

During 1999, the Company granted stock options to certain employees, directors and consultants with Contractual Reset Rights, Contractual Anti-Dilution Rights, and Class C Warrant Contractual Rights contained in the 1998 Offering (the “Variable Options”).  The Variable Options had an initial exercise price of $5.00 per share.  Since the number of options and the associated exercise price were subject to adjustment and not fixed at the grant date, these stock options were accounted for under variable stock option accounting.  Accordingly, the Variable Options were revalued on a quarterly basis by measuring the difference between the current exercise price and the fair market value of Common Stock on the respective balance sheet date.  As a result, the Company recorded a $2.5 million charge in the fourth quarter of 1999 representing the earned portion of the $4.6 million total compensation charge.  There were no charges in the first three quarters of 1999, since the fair market value of Common Stock was less than the then current exercise price with respect to the Variable Options.

During 1999, the number and the exercise price of the Variable Options were adjusted according to the Contractual Reset Rights, the Contractual Anti-Dilution Rights, and the Class C Warrant Contractual Rights contained in the 1998 Offering.  As a result, the Company granted 819,064 additional options (586,218 incentive stock options and 232,846 non-qualified stock options) and the associated exercise price of the Variable Options was reduced from $5.00 per share to $2.11 per share (see Note 3).

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

Activity under all stock plans related to all the incentive stock options and non-qualified stock options for the three years ended December 31, 2001 is listed below:

	Incentive Stock Options	Non-qualified Stock Options	Option Price	Weighted Average Exercise Price
Outstanding at December 31, 1998	428,000	239,053	$0.70-$70.19	$4.98
Granted	2,033,418	980,993	$1.45-$138.12	$2.95
Cancelled	(4,739)	—	$2.11	$2.11
Outstanding at December 31, 1999	2,456,679	1,220,046	$0.70 - $138.12	$2.66
Granted	1,145,424	3,183,800	$1.09-$5.00	$3.80
Exercised	—	(76,560)	$2.01	$2.01
Cancelled	—	(2,565,927)	$2.11-$70.19	$4.81
Outstanding at December 31, 2000	3,602,103	1,761,359	$0.70 - $138.12	$2.27
Cancelled	—	(30,000)	$8.75-$10.00	$9.17
Outstanding at December 31, 2001	3,602,103	1,731,359	$0.70-$138.12	$2.23

Summarized information about stock options outstanding at December 31, 2001 is as follows:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contract Life (in years)	Weighted Average Exercise Price	Exercisable
				Number of Options	Weighted Average Exercise Price
$0.70 - $1.45	471,563	8.11	$1.08	227,813	$1.06
$1.56	3,852,561	6.92	$1.56	3,852,561	$1.56
$1.65 - $3.65	338,029	7.00	$1.93	304,499	$1.96
$4.25	600,000	8.07	$4.25	400,002	$4.25
$7.93 - $138.12	71,309	3.98	$30.71	71,309	$30.71

Options for the purchase of 4,856,184, 4,588,155 shares and 1,275,466 shares are exercisable at December 31, 2001, 2000 and 1999, respectively.

The fair values of the 2000 and 1999 option grants are estimated on the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	2000	1999
Dividend yield	None	None
Expected volatility	100%	100%
Risk free interest rate	4.83%	5.75%
Expected life of option	5.0	5.0

The weighted average fair value of options granted was $3.43 and $1.56 for 2000 and 1999, respectively.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards made in 2000 and 1999 consistent with the provisions of FAS 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts shown below:

	2000	1999
Net loss - as reported	$(47,984,695)	$(14,293,221)
Net loss - pro forma	$(63,276,133)	$(16,736,290)
Basic and diluted net loss per common share - as reported	$(1.55)	$(1. 36)
Basic and diluted net loss per common share - pro forma	$(2.05)	$(1. 53)

Common Stock Warrants

In August 1991 and September 1992, the Company issued warrants to purchase up to 432 and 286 shares, respectively, of the Company’s Class D Preferred Stock (the “Class D Warrants”) at a minimum exercise price of $175.00 per share, in connection with leasing arrangements.  The Class D Warrants were automatically converted into warrants to purchase 268 shares of Common Stock at an exercise price of $468.30 per share upon the closing of the Company’s initial public offering on February 17, 1994.  The warrants expired on February 10, 1999.

On February 10, 1994, in connection with the closing of the initial public offering, the Company’s underwriter purchased for $210.00 warrants to purchase 3,000 shares of the Company’s common stock at an exercise price of $833.00 per share.  These warrants expired on February 10, 1999.

On April 1, 1994, in connection with the Company’s $2 million master lease agreement, the Company issued common stock warrants for a purchase price of $350.00 to purchase 500 shares of common stock at a price of $595.00 per share.  These warrants expired on April 1, 1999.

On September 11, 1995, the Company issued Common Stock warrants for a purchase price of $300.00 to purchase 429 shares of Common Stock at an exercise price of $490.00 per share, in connection with investment banking services to the Company.  These warrants expired on September 10, 2000.

On February 14, 1996, the Company issued Common Stock warrants for a purchase price of $220.00 to purchase up to 3,142 shares of Common Stock to Commonwealth Associates at an exercise price of $219.10 per share in connection with a public financing.  These warrants expired on February 14, 2001.

On May 17, 1996, the Company issued a Common Stock warrant to purchase 11,283 shares of Common Stock at an exercise price of $175.00 per share in connection with financial advisory services to the Company.  This warrant expired on May 16, 2001.

On May 17, 1996, the Company issued to a number of investors warrants to purchase an aggregate of 67,690 shares of Common Stock at $175.00 per share.  The Warrants are subject to redemption by the Company upon 30 days prior notice to the holders of the Warrants at a price of $0.10 per share in the event that the average closing price of Common Stock for any 20 consecutive trading day period exceeds $262.50. These warrants expired on May 17, 2001.

On January 6, 1997, the Company issued a Common Stock warrant to purchase 1,071 shares of Common Stock to Furman Selz LLC at an exercise price of $105.00 per share in connection with financial advisory services to the Company.  This warrant expired on January 6, 2002.

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

In connection with the final closing of the Company’s 1998 Offering on April 9, 1998 and certain advisory services, the Company sold to Paramount Capital, Incorporated, the Company’s placement agent in the 1998 Offering, unit purchase options (“UPOs”), options to purchase an aggregate of 481,381 shares of Common Stock and Class C Warrants to purchase 481,381 shares of Common Stock at an exercise price of $5.00 per share.  Pursuant to the Contractual Rights contained in the 1998 Offering, the Company increased the number of shares underlying the 1998 UPOs by 1,131,726.  The Company also issued an additional 252,431 Class C Warrants at an exercise price of $3.28 per share and reduced the exercise price on the existing Class C Warrants from $5.00 to $3.28 as a result of the Class C Contractual Rights.  The UPOs are exercisable at $5.50 per unit for 3.36 shares of Common Stock and a Class C Warrant exercisable for 1.52 shares.

In conjunction with the Procept merger on March 17, 1999, the Company converted 7,961,713 Procept Class A Warrants into 864,870 of the Company’s Class A Warrants.  Each Class A Warrant is convertible into one share of Common Stock at an exercise price of $9.20 per share.  The Class A Warrants expire in November 2005 and March 2007.  In addition, the Company converted 309,734 Procept Class B Warrants into 33,653 of the Company’s Class B Warrants.  Each Class B Warrant is convertible into one share of Common Stock at an exercise price of $202.49 per share.  The Class B Warrants expire in August 2001.  In addition, in conjunction with the Procept merger, the Company converted UPOs consisting of options to purchase 3,984,625 shares of Common Stock and 1,683,663 Class A Warrants to purchase Common Stock, into UPOs consisting of options to purchase 432,943 shares of Common Stock and 183,147 Class A Warrants to purchase Common Stock.  Pursuant to the Contractual Rights contained in the 1998 Offering, the Company increased the number of shares underlying these UPOs by 587,935.  The UPOs expire on various dates beginning November 2005 through September 2007.

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

On April 12, 2000, the Company issued 5,000 Warrants to purchase Common Stock to 369 Lexington Avenue Co., L.P. in connection with the Company’s execution of a lease for its New York City offices.  The Warrants are exercisable at $2.50 per share and expire on April 12, 2005.

On June 30, 2000, the Company issued 1,155,955 Class E Warrants in exchange for warrants to purchase shares of Series A Convertible Preferred Stock of BGDC.  The Warrants are exercisable at $2.11 per share and expire on June 30, 2004.

At December 31, 2001, there were 9,563,690 warrants outstanding, including UPOs, all of which are exercisable.

NOTE 6 – COMPREHENSIVE LOSS

During the year ended December 31, 2000, the Company liquidated its security interests in Aquila Biopharmaceuticals, Inc. (“Aquila”) for total proceeds of $406,000 resulting in a gain on sale of $234,000, which is included in other income.  The Company had accounted for its investment in Aquila under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities” as an available for sale security and marked it to market by recording a cumulative unrealized gain of $100,000 on December 31, 1999, as part of stockholders’ equity, based on Aquila’s common stock closing price.

NOTE 7 – INCOME TAXES

No federal or state income taxes have been provided for as the Company has incurred losses since its inception.  At December 31, 2001, the Company had federal and state tax net operating loss (“NOL”) carryforwards of $111.0 million and $49.6 million, respectively, which will expire beginning in the year 2002 through 2021 for federal income tax purposes and beginning in the year 2002 through 2021 for state income tax purposes.  Additionally, the Company had federal and state research and experimentation credit carryforwards of $2.0 million and $1.0 million, respectively, which will expire through 2021.  The Internal Revenue Code of 1986, as amended (the “Code”), contains provisions that limit the NOL carryforwards and tax credits available to be used in any given year upon the occurrence of certain events, including significant change in ownership interests.  In conjunction with the initial public offering and the acquisitions of HDC and Procept, such changes in ownership, as defined in the Code, have occurred.  Accordingly, some states impose substantially equivalent restrictions on the utilization of state NOL carryforwards and tax credits.

The components of the Company’s net deferred tax assets were as follows at December 31:

	2001	2000	1999
Net deferred tax assets:
Net operating loss carryforwards	$40,857,000	$40,654,000	$37,058,000
Tax credit carryforwards	2,691,000	2,863,000	2,868,000
Stock based compensation	157,000	1,389,000	250,000
Depreciation	3,000	139,000	274,000
Capitalized assets and other	279,000	1,121,000	1,171,000
Valuation allowance	(43,987,000)	(46,166,000)	(41,621,000)

Total net deferred tax assets	$—	$—	$—

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL and tax credit carryforwards.  Based on the Company’s history of losses, management concluded that it is more likely than not that the Company will not realize the benefit of the net deferred tax assets.  Accordingly, a full valuation allowance has been provided for the deferred tax assets.

NOTE 8 – SAVINGS AND RETIREMENT PLAN

On July 1, 1990, the Company established the Procept, Inc. Savings and Retirement Plan (the “401(k) Plan”), a profit-sharing plan under Section 401 of the Code.  Employees were eligible to participate in the 401(k) Plan by meeting certain requirements, including length of service and minimum age.  During the year ended December 31, 2000, the Company did not contribute to the 401(k) Plan and the 401(k) Plan was terminated.  For the year ended December 31, 1999, the Company contributed 512 shares of its Common Stock to the 401(k) Plan with a value of $43,237.

NOTE 9 – COMMITMENTS

Operating Leases

On April 19, 2000, the Company entered into a lease for its office in New York City, commencing on May 1, 2000, with monthly rent payments to begin on July 1, 2000.  The commitment under the operating lease requires the Company to pay monthly base rent and an allocable percentage of operating costs and property taxes throughout the five-year duration of the lease.

The monthly base rent is subject to increases during the course of the lease term, which are unrelated to increases in utilized space.  Accordingly, the Company is providing for rent expense based on an amortization of the lease payments on a straight-line basis over the life of the lease.

Pursuant to the aforementioned leasing arrangement, deferred rent (i.e., rent expense in excess of cash expenditures for leased facilities) was $36,000 and $6,000, respectively, at December 31, 2001 and 2000.

Rent expense for leased facilities and equipment was $250,000, $800,000 and $1.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.  At December 31, 2001, the gross future minimum annual rental payments for the New York City office for the balance of the lease term is as follows:

2002	$197,000
2003	203,000
2004	210,000
2005	71,000
$681,000

The Company’s office lease expires on April 30, 2005.

Effective July 1, 2001, the Company entered into a sublease for the majority of its New York City office space.  Under terms of the sublease, the Company is entitled to sub-rental payments equal to 85% of its base rent, operating costs and property taxes throughout the remaining term of its lease.  In addition, the subtenant is paying the Company a monthly fee for the right to utilize furniture and equipment located in its subleased space.  During fiscal 2001, the Company received $106,000 in connection with the sublease of its office space and furniture rental, which amount is reflected as a reduction in general and administrative expenses.

Capital Leases

During fiscal 2000, the Company entered into capital leases for the purchase of office furniture and equipment.  The future minimum lease payments under capital leases outstanding at December 31, 2001 are as follows:

2002	$29,828
2003	25,550
2004	18,291
2005	5,870
Total future minimum lease payments	79,539
Less: amounts representing interest	(13,663)
Present value of future minimum lease payments	65,876
Less: current portion	(22,365)
$43,511

NOTE 10 — RELATED PARTIES

Transactions with Directors and Officers

Certain members of the Company’s Board of Directors received fees in connection with their service to the Company as members of the Board of Directors and, in certain cases, were also compensated as consultants by the Company.  Michael S. Weiss, Elliott H. Vernon and Zola P. Horovitz, Ph.D. were each paid cash compensation at the rate of $10,000 per annum for their services as directors during each of the years ended December 31, 2001, 2000 and 1999.  In addition, Messrs. Weiss and Vernon were each paid $50,000 as remuneration for their consulting services to the Company during fiscal 2001.

In November 1999, Howard Weiser, a director of the Company, borrowed $25,000 from HDC and executed a note in favor of HDC (the “HDC Note”).  The Company acquired HDC in January 2000, including Mr. Weiser’s note, which was payable on demand, with interest at the rate of nine and one-half percent per annum.  As part of the merger, the Company and Mr. Weiser entered into a consulting arrangement whereby Mr. Weiser would provide consulting services for a one-year period from the date of the merger for a fee of $100,000, payable in periodic installments.  During the course of the consulting period, the Company offset the full amount of principal and accrued interest due under the HDC Note against installment payments due under the consulting arrangement.  The consulting arrangement ended in January 2001.

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

On June 14, 2000, the Company entered into an agreement with Interneuron Pharmaceuticals, Inc. (“Interneuron”), for the out-licensing of PRO 2000 Gel.  Glenn L. Cooper, M.D., a director of the Company at the time of the agreement, is the President and Chief Executive Officer of Interneuron.  In addition, the principal stockholder of the Company is a stockholder of Interneuron.  Pursuant to this agreement, the Company received a payment of $500,000 in June 2000, which is included in other income for the year ended December 31, 2000.  The Company retains certain future rights to PRO 2000 Gel under the licensing agreement, including (i) provisions for the receipt of additional payments based upon the achievement of certain milestones; and (ii) royalties from future commercial sales of PRO 2000 Gel, if any.  Interneuron has an option, for a limited period of time, to purchase future royalty rights relating to PRO 2000 Gel.  The Company, however, has no further obligation to fund research and development for PRO 2000 Gel.

On June 30, 2000, the Company issued 34,678 Class E Warrants to Michael S. Weiss, Chairman of the Board of Directors of the Company, in exchange for warrants to purchase shares of Series A Convertible Preferred Stock of BGDC.  The Warrants are exercisable at $2.11 per share and expire on June 30, 2004.

On October 17, 2000, the Company entered into a non-binding letter of intent to acquire WWH Insurance Services, Inc. (“WWH”).  WWH is a privately held national independent distributor of life and health insurance products.  Philip C. Pauze, then a director of the Company, is a director and stockholder of WWH.  The acquisition of WWH was expected to broaden the Company’s reach into products and services for senior citizens, beyond that originally anticipated with the acquisition of HDC, whose operations were primarily Web-centric.  WWH targets consumers through direct marketing channels; primarily, via cable television programs whose audience meets the demographic profile of WWH’s target market.  During the due diligence review period, the Company advanced $50,000 to WWH to pay for operating expenses.  In December 2000, the Company determined not to proceed with the acquisition of WWH.

On October 13, 2000, Procept entered into an agreement with AOI Pharmaceuticals Inc. (“AOI”) to sublicense its exclusive worldwide patent rights and know-how relating to O6-BG (the “Sublicense Agreement”).  Mr. Weiss is the Chairman of the Board of AOI.  In addition, the principal stockholder of the Company is a stockholder of an affiliate of AOI.  Pursuant to this agreement, Procept sublicensed all development and licensing rights to AOI in exchange for future royalties on net sales of O6-BG.  The agreement also provides for cash payments to Procept based upon the achievement of certain developmental milestones.  In addition, AOI assumed all financial obligations of Procept relating to its licensing of worldwide patent rights as of the effective date of the agreement.  On November 22, 2000, Procept was notified by The Penn State Research Foundation (“PSRF”) that it was in default of its material obligations under the license agreement dated February 6, 1998 between Procept and PSRF, and others (the “License Agreement”), and that such default invalidated the Sublicense Agreement.  While the Company believed that PSRF’s claims were without merit, the Company pursued discussions with PSRF, the National Institutes of Health (“NIH”) and the National Cancer Institute (“NCI”), a unit of NIH, in an effort to resolve the claims made by PSRF.  On February 28, 2002, Procept and the United States Public Health Service (“PHS”), represented by NIH, a constituent agency of PHS, executed an exclusive Patent License Agreement (the “New License Agreement”), which superceded the License Agreement.  The New License Agreement affirms Procept’s worldwide patent rights to O6-BG and related compounds, and acknowledges the Sublicense Agreement as of the date executed by Procept and AOI.  At the time of executing the New License Agreement, Procept paid to PHS a one-time license issue royalty fee of $86,000 for accrued outstanding patent prosecution costs.  In connection with the execution of the New License Agreement, Procept, together with the NCI and AOI, also executed an amendment to the Cooperative Research and Development Agreement (“CRADA”), originally executed with the NCI in August 1998 (the “Amended CRADA”), pursuant to which AOI replaced Procept as Collaborator (i.e., the research and development partner).  Under terms of the Amended CRADA, AOI assumed direct responsibility for all remaining research and payment obligations, effective as of February 28, 2002.  As part of the Amended CRADA, Procept made a final payment of $200,000 to NCI for accrued production and clinical distribution costs relating to O6-BG.  Prior to executing the Amended CRADA, AOI had been obligated to reimburse Procept for costs that Procept paid under the CRADA, pursuant to, and subsequent to the effective date of, the Sublicense Agreement.  While the Company was endeavoring to resolve this matter, Procept and AOI had agreed that AOI would defer its reimbursement to Procept for costs that Procept had paid relating to its licensing of patent rights and CRADA obligations.  As of December 31, 2001, such reimbursable costs amounted to $137,000.  Commensurate with the resolution of this matter on February 28, 2002, AOI paid to the Company the total balance of deferred reimbursable costs.

Transactions with Paramount Affiliates

Various entities affiliated with Paramount Capital Asset Management, Inc. are significant stockholders of the Company.  As of March 1, 2002, Aries Select, Ltd., Aries Select I, LLC, Aries Master Fund, Aries Select II, LLC, Paramount Capital Investments, LLC, Paramount Capital, Incorporated, Paramount Capital Asset Management, Inc. and Lindsay A. Rosenwald, M.D. (collectively, the “Paramount Affiliates”), are stockholders of the Company.  In addition, the Paramount Affiliates hold warrants to purchase Common Stock.  Mark C. Rogers, M.D., President and Chief Executive Officer of Paramount Capital, Incorporated (“Paramount”) was a member of the Company’s Board of Directors from 1997 to August 2000.

Certain Paramount Affiliates have a contractual right to designate a majority of the members of the Company’s Board of Directors until June 30, 2002.  In addition, as long as the Paramount Affiliates hold at least 5% of the voting stock of the Company, the Company must obtain the consent of these Paramount Affiliates prior to (i) incorporating, acquiring, dissolving or disposing of any subsidiaries; (ii) incurring any indebtedness outside of the ordinary course of business; (iii) engaging in transactions with other affiliates; or (iv) increasing executive compensation or bonuses, except for bonuses guaranteed in an employment contract.

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

In connection with the acquisition of Procept on March 17, 1999, the Company issued an aggregate of 1,102,504 shares of Common Stock to the Paramount Affiliates in exchange for their shares of Procept common stock and pursuant to the Contractual Anti-Dilution and Contractual Reset Rights contained in the 1998 Offering. The Company also issued to the Paramount Affiliates (i) an aggregate of 160,160 shares of Common Stock as payment for brokerage services in connection with the Procept merger, and (ii) cash of $50,000 plus an aggregate of 320,126 shares of Common Stock in connection with the cancellation of certain indebtedness incurred by Procept to the Paramount Affiliates through Procept’s merger with Binary Theraputics, Inc., and pursuant to the Contractual Anti-dilution and Contractual Reset Rights contained in the 1998 Offering.

Also in connection with the acquisition of Procept, the Company assumed a $6.5 million net obligation of BGDC. As payment of this obligation, the Company issued 2,773,575 shares of Common Stock and Class D Warrants to purchase an aggregate of 924,525 shares of Common Stock in exchange for all of the outstanding shares of BGDC Series A Convertible Preferred Stock.  On June 30, 1999, the Paramount Affiliates exchanged their BGDC Series A Convertible Preferred Stock for an aggregate of 1,890,000 shares of Common Stock and Class D Warrants to purchase an aggregate of 630,000 shares of Common Stock.

On April 9, 1999, the Company issued 3,970,734 shares of Common Stock pursuant to the Contractual Reset Rights contained in the 1998 Offering held by certain of the Company’s stockholders, including those who purchased their shares in the 1998 Offering.  An aggregate of 1,842,813 shares were issued to the Paramount Affiliates pursuant to the Contractual Reset Rights.

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