Form 10-Q
period 2002-03-31
PALIGENT INC
filed 2002-05-15
CIK 885475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

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

YES  ☒      NO ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2002

Common Stock, $0.01 par value	32,490,948

PALIGENT INC.

PALIGENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002 (unaudited)	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$860,351	$1,298,266
Due from related party	—	137,091
Prepaid expenses and other current assets	31,769	9,147
Total current assets	892,120	1,444,504

Property and equipment, net	100,991	110,954
Other assets	92,964	94,809
Total assets	$1,086,075	$1,650,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,180	$33,069
Accrued compensation	5,889	7,549
Accrued professional services	92,751	139,000
Accrued patent and research costs	—	285,859
Current portion of capital lease obligations	22,365	22,365
Current portion of deferred rent	5,608	4,155
Total current liabilities	203,793	491,997

Deferred rent and other liabilities	50,818	52,341
Capital lease obligations	38,210	43,511

Stockholders’ equity:
Common stock, $.01 par value; 75,000,000 shares authorized; 32,490,948 shares issued and outstanding at March 31, 2002 and December 31, 2001	324,910	324,910
Additional paid-in capital	154,634,974	154,634,974
Accumulated deficit	(154,166,630)	(153,897,466)
Total stockholders’ equity	793,254	1,062,418
Total liabilities and stockholders’ equity	$1,086,075	$1,650,267

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2002	2001
Revenue:
Interest income	$3,811	$33,079

Costs and expenses:
General and administrative	272,975	365,303

Loss from operations	(269,164)	(332,224)

Other expense	—	13,001

Net loss	$(269,164)	$(345,225)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	32,490,948	32,490,948

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(269,164)	$(345,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,963	26,015
Loss on sale of property and equipment	—	13,001
Deferred rent	(70)	2,906
Changes in operating assets and liabilities:
Due from related party	137,091	(32,194)
Prepaid expenses and other current assets	(22,622)	35,081
Other assets	1,845	—
Accounts payable	44,111	(122,189)
Accrued patent and research costs	(285,859)	—
Accrued expenses and other current liabilities	(47,909)	(343,663)
Net cash used in operating activities	(432,614)	(766,268)

Cash flows from investing activities:
Proceeds from sales of assets	—	96,800
Net cash provided by investing activities	—	96,800

Cash flows from financing activities:
Principal payments on capital lease obligations	(5,301)	(45,667)
Net cash used in financing activities	(5,301)	(45,667)

Net change in cash and cash equivalents	(437,915)	(715,135)

Cash and cash equivalents at beginning of period	1,298,266	2,971,690

Cash and cash equivalents at end of period	$860,351	$2,256,555

Supplemental disclosure of cash flow information:
Interest paid	$4,058	$5,355

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

Interim Financial Statements

The condensed consolidated financial statements included herein have been prepared by Paligent Inc. (“Paligent” or the “Company”) without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position of the Company at March 31, 2002 and the results of its operations and its cash flows for the interim periods ended March 31, 2002 and 2001. The condensed consolidated balance sheet as of December 31, 2001 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year or any other interim period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE 2 — BASIC AND DILUTED NET LOSS PER SHARE

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

For the three months ended March 31, 2002 and 2001, the Company had stock options and warrants outstanding that were anti-dilutive.  These securities could potentially dilute basic EPS in the future and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.  Consequently, there were no differences between basic and diluted EPS for these periods.

NOTE 3 — RELATED PARTIES

On February 28, 2002, the Company’s subsidiary, Procept, Inc. (“Procept”), and the United States Public Health Service (“PHS”) executed an exclusive Patent License Agreement (the “New License Agreement”), which superceded the license agreement dated February 6, 1998 between Procept and The Penn State Research Foundation.  The New License Agreement affirms Procept’s worldwide patent rights to O6-Benzylguanine (“O6-BG”) and related compounds, and acknowledges Procept’s sublicense agreement with AOI Pharmaceuticals, Inc. (“AOI”) dated October 13, 2000 (the “Sublicense Agreement”), as of the date executed by Procept and AOI.  At the time of executing the New License Agreement, Procept paid to PHS a one-time license issue royalty fee of $86,000 for outstanding patent prosecution costs accrued at December 31, 2001.  In connection with the execution of the New License Agreement, Procept, together with the National Cancer Institute (“NCI”) and AOI, also executed an amendment to the Cooperative Research and Development Agreement (“CRADA”), originally executed with the NCI in August 1998 (the “Amended CRADA”), pursuant to which AOI replaced Procept as Collaborator (i.e., the research and development partner).  Under terms of the Amended CRADA, AOI assumed direct responsibility for all remaining research and payment obligations, effective as of February 28, 2002.  As part of the Amended CRADA, Procept made a final payment of $200,000 to NCI for production and clinical distribution costs relating to O6-BG, which costs were accrued at December 31, 2001.  Prior to executing the Amended CRADA, AOI was obligated to reimburse Procept for costs that Procept paid, pursuant to, and subsequent to the effective date of, the Sublicense Agreement.  Shortly thereafter, Procept and AOI agreed that AOI would defer its reimbursement to Procept for costs that Procept had paid relating to its maintenance of patent rights and CRADA obligations until the execution of the New License Agreement and the Amended CRADA.  As of December 31, 2001, such reimbursable costs amounted to $137,000.  On February 28, 2002, AOI paid to the Company the total balance of deferred reimbursable costs.  Mr. Michael S. Weiss, Chairman of the Board of the Company from July 1997 to May 7, 2002, is the Chairman of the Board of AOI.  In addition, the principal stockholder of the Company is a stockholder of an affiliate of AOI.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

Statements in this Form 10-Q that are not statements or descriptions of historical facts are “forward-looking” statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties.  These forward-looking statements can generally be identified by the use of such terms as “anticipate,” “believe,” “continue,” “expect,” “may,” “should,” or similar variations or the negative thereof.  These forward looking statements involve risks and uncertainties, many of which are out of the Company’s control and which may affect its future business plans.  Factors that may affect the Company’s future business plans include: (i) its ability to identify, complete and integrate an acquisition of an operating business; (ii) the viability of the Company’s business strategy in connection with an acquisition and its ability to implement such strategy; (iii) its ability to secure financing for its operations; and (iv) its ability to generate revenues sufficient to meet its operating costs.  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions.  In addition, the Company’s business, operations and financial condition are subject to the risks, uncertainties and assumptions that are described in the Company’s reports and statements filed from time to time with the Securities and Exchange Commission.  Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those discussed herein.  The descriptions of the risks, uncertainties and assumptions to which the Company’s business, operations and financial condition are subject are as of the date of this report.  The Company assumes no obligation to update any such forward-looking statements.

Overview

Paligent Inc., together with its subsidiaries (collectively, “Paligent” or the “Company”), is presently seeking business opportunities to maximize value for its shareholders.  In 2001, the Company significantly reduced its operating costs following the disposition of its Internet business and the out-licensing of its remaining biotechnology assets in 2000. All employees were released, except for the Company’s chief executive officer and an executive assistant, and the Company subleased a substantial portion of its office facility and related equipment.  The Company is continuing to evaluate various strategic alternatives, including acquisitions of new operating businesses and technologies as well as potential merger opportunities.

From its inception in 1985 through 1999, Paligent operated as a biotechnology company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology.  During 1999, the Company’s principal efforts were devoted to drug development, human clinical trials and partnership commercialization focusing on two biotechnology compounds, PRO 2000 Gel and O6-Benzylguanine (“O6-BG”).  Beginning in fiscal 2000, the Company pursued an Internet strategy that focused on promoting and facilitating transactions between consumers, funeral industry service providers and financing institutions.  During fiscal 2000, the Company also closed its research facilities and out-licensed PRO 2000 Gel and O6-BG.  Under the terms of the out-licensing agreements, the Company retains certain future rights, including the receipt of payments based on the achievement of certain milestones as well as royalties from commercial sales, if any.  After a sustained period of deterioration in the Internet and technology sectors and related capital markets, the Company decided, in the fourth quarter of 2000, to discontinue the pursuit of its Internet strategy.  Shortly thereafter, the Company entered into an agreement to sell all of its Web-based assets and Internet operations and ceased its Internet activities.

Results of Operations

From inception through March 31, 2002, the Company has generated no revenues from product sales or services and has not been profitable.  As the Company evaluates various strategic alternatives in its quest for new growth areas that will maximize value to existing stockholders, the Company expects to incur additional losses.

Three months ended March 31, 2002 as compared to the three months ended March 31, 2001

For the three months ended March 31, 2002, the Company reported a net loss of $269,000, or $0.01 per share, as compared to a net loss of $345,000, or $0.01 per share, for the similar period in 2001.

The Company’s total revenue, which is derived from interest income, was $4,000 for the three months ended March 31, 2002 as compared to $33,000 for the comparable period in 2001.  The reduction in interest income is primarily attributable to a decrease in average cash balances available for investment during the respective periods.

The Company’s total operating expenses consists of general and administrative costs.  General and administrative costs decreased by $92,000, to $273,000, for the first quarter of 2002 from $365,000 for the comparable period of 2001.  The decrease in general and administrative costs in the first quarter of fiscal 2002 is primarily related to the Company’s subleasing of a substantial portion of its office space.

During the first quarter of fiscal 2001, the Company recorded a loss of $13,000 from the sale of office equipment.  This loss was recorded to other expense.  There were no comparable items of gain or loss in the current period.

Liquidity and Capital Resources

Since disposing of its Internet assets and related operations in December 2000, the Company has significantly reduced its operating costs.  At its present rate of spending, the Company expects that its existing funds and interest income will be sufficient to fund the Company’s current operations over the next twelve months while the Company evaluates strategic alternatives, including potential business investments and related financing.  No assurance can be given that the Company will be able to complete a business investment or that such financing will be available to the Company.  If the Company is unable to generate significant revenue from acquired operations, obtain additional revenue from its out-licensing arrangements in connection with the existing licenses of the Company’s biotechnology assets, or secure additional financing, the Company will experience a cash shortage in 2003, the effect of which could result in the discontinuance of operations. Further, any potential strategic alignment and/or potential acquisition could affect the Company’s liquidity and financing requirements.  If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

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

For the three months ended March 31, 2002, the Company incurred a net loss of $269,000.  The Company used $433,000 to fund operating activities during the three-month period in 2002, as compared to $766,000 of cash used during the comparable period in fiscal 2001.

At March 31, 2002, the Company’s aggregate cash and cash equivalents were $860,000, a net decrease of $438,000 from the end of the prior year.  This decrease is primarily attributable to the $433,000 of cash used to fund operations, including $149,000 of net patent and research costs outstanding as of December 31, 2001 (i.e., total expenditures of $286,000 less the receipt of $137,000 from the collection of the related party receivable).

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

PALIGENT INC.
(Registrant)

Date: May 10, 2002	by:	/s/ Salvatore A. Bucci
Salvatore A. Bucci
President and Chief Executive Officer