Form 10-Q
period 2002-06-30
PALIGENT INC
filed 2002-08-14
CIK 885475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-21134

Paligent Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2893483
(State or other jurisdiction of incorporation or organization)	(I.R.S. EmployerIdentification No.)

369 Lexington Avenue, New York, New York	10017
(Address of principal executive offices)	(zip code)

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

YES    ☒    NO   ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2002
Common Stock, $0.01 par value	32,490,948

PALIGENT INC.

PALIGENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$560,495	$1,298,266
Due from related party	—	137,091
Prepaid expenses and other current assets	30,795	9,147
Total current assets	591,290	1,444,504

Property and equipment, net	95,565	110,954
Other assets	91,118	94,809
Total assets	$777,973	$1,650,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,165	$33,069
Accrued compensation	8,598	7,549
Accrued professional services	91,477	139,000
Accrued patent and research costs	—	285,859
Current portion of capital lease obligations	22,301	22,365
Current portion of deferred rent	7,089	4,155
Total current liabilities	180,630	491,997

Deferred rent and other liabilities	48,298	52,341
Capital lease obligations	32,791	43,511

Stockholders’ equity:
Common stock, $.01 par value; 75,000,000 shares authorized; 32,490,948 shares issued and outstanding at June 30, 2002 and December 31, 2001	324,910	324,910
Additional paid-in capital	154,634,974	154,634,974
Accumulated deficit	(154,443,630)	(153,897,466)
Total stockholders’ equity	516,254	1,062,418
Total liabilities and stockholders’ equity	$777,973	$1,650,267

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenue:
Interest income	$2,359	$20,091	$6,170	$53,170

Costs and expenses:
General and administrative	279,359	412,229	552,334	777,532

Loss from operations	(277,000)	(392,138)	(546,164)	(724,362)

Other expense	—	124	—	13,125

Net loss	$(277,000)	$(392,262)	$(546,164)	$(737,487)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted-average number of common shares outstanding – basic and diluted	32,490,948	32,490,948	32,490,948	32,490,948

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(546,164)	$(737,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,007	43,274
Loss on sale of property and equipment	—	13,125
Deferred rent	(1,109)	5,811
Changes in operating assets and liabilities:
Due from related party	137,091	(81,147)
Prepaid expenses and other current assets	(21,648)	77,786
Other assets	3,691	—
Accounts payable	18,095	(90,735)
Accrued patent and research costs	(285,859)	—
Accrued expenses and other current liabilities	(46,474)	(373,532)
Other liabilities	—	20,000
Net cash used in operating activities	(721,369)	(1,122,905)

Cash flows from investing activities:
Capital expenditures	(5,618)	—
Proceeds from sales of assets	—	97,100
Net cash (used in) provided by investing activities	(5,618)	97,100

Cash flows from financing activities:
Principal payments on capital lease obligations	(10,784)	(50,442)
Net cash used in financing activities	(10,784)	(50,442)

Net change in cash and cash equivalents	(737,771)	(1,076,247)

Cash and cash equivalents at beginning of period	1,298,266	2,971,690

Cash and cash equivalents at end of period	$560,495	$1,895,443

Supplemental disclosure of cash flow information:
Interest paid	$8,065	$10,063

The accompanying notes are an integral part of the condensed consolidated financial statements

PALIGENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Interim Financial Statements

The condensed consolidated financial statements included herein have been prepared by Paligent Inc. (“Paligent” or the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position of the Company at June 30, 2002 and the results of its operations and its cash flows for the interim periods ended June 30, 2002 and 2001. The condensed consolidated balance sheet as of December 31, 2001 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year or any other interim period.

The Company has sustained net losses and negative cash flows from operations since its inception. The Company is currently evaluating strategic alternatives, including potential business investments and related financing. If the Company is unable to generate significant revenue from acquired operations, obtain additional revenue from its out-licensing arrangements in connection with the existing licenses of the Company's biotechnology assets, secure additional financing for its present operations or secure sufficient financing for operations resulting from acquisition or merger, the Company will experience a cash shortage in the first quarter of 2003, the effect of which could result in the discontinuance of operations.

Reclassification

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

For the three and six months ended June 30, 2002 and 2001, the Company had stock options and warrants outstanding that were anti-dilutive.  These securities could potentially dilute basic EPS in the future and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.  Consequently, there were no differences between basic and diluted EPS for these periods.

NOTE 3 – RELATED PARTIES

On February 28, 2002, the Company’s subsidiary, Procept, Inc. (“Procept”), and the United States Public Health Service (“PHS”) executed an exclusive Patent License Agreement (the “New License Agreement”), which superceded the license agreement dated February 6, 1998 between Procept and The Penn State Research Foundation (“PSRF”) (the “Original License Agreement”).  The New License Agreement affirms Procept’s worldwide patent rights to O6-Benzylguanine (“O6-BG”) and related compounds, and acknowledges Procept’s sublicense agreement with AOI Pharmaceuticals, Inc. (“AOI”) dated October 13, 2000 (the “Sublicense Agreement”), as of the date executed by Procept and AOI.  At the time of executing the New License Agreement, Procept paid to PHS a one-time license issue royalty fee of $86,000 for outstanding patent prosecution costs accrued at December 31, 2001.  In connection with the execution of the New License Agreement, Procept, together with the National Cancer Institute (“NCI”) and AOI, also executed an amendment to the Cooperative Research and Development Agreement (“CRADA”), originally executed with the NCI in August 1998 (the “Amended CRADA”), pursuant to which AOI replaced Procept as Collaborator (i.e., the research and development partner).  Under terms of the Amended CRADA, AOI assumed direct responsibility for all remaining research and payment obligations, effective as of February 28, 2002.  As part of the Amended CRADA, Procept made a final payment of $200,000 to NCI for production and clinical distribution costs relating to O6-BG, which costs were accrued at December 31, 2001.  Prior to executing the Amended CRADA, AOI was obligated to reimburse Procept for costs that Procept paid, pursuant to, and subsequent to the effective date of, the Sublicense Agreement.  Shortly thereafter, Procept and AOI agreed that AOI would defer its reimbursement to Procept for costs that Procept had paid relating to its maintenance of patent rights and CRADA obligations until the execution of the New License Agreement and the Amended CRADA.  As of December 31, 2001, such reimbursable costs amounted to $137,000.  On February 28, 2002, AOI paid to the Company the total balance of deferred reimbursable costs.  Mr. Michael S. Weiss, Chairman of the Board of the Company from July 1997 to May 7, 2002, is the Chairman of the Board of AOI.  In addition, the principal stockholder of the Company is a stockholder of an affiliate of AOI.

In May 2002, Procept executed an amendment to the New License Agreement (the “Amendment”).  The Amendment clarified language in the New License Agreement pertaining to future sublicensing agreements, in the event that such agreements were to be executed.  In addition, the Company, together with PHS, PHRF, AOI and the University of Chicago (“UC”), also executed, in May 2002, a Comprehensive Release Agreement (the “Release Agreement”).  The Release Agreement provides for the irrevocable and absolute release of the Company by PHS, PSRF and UC from any and all claims or obligations arising out of, or related to the Original License Agreement.  The Release Agreement was made part of the New License Agreement.

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

Results of Operations

From inception through June 30, 2002, the Company has generated no revenues from product sales or services and has not been profitable.  As the Company evaluates various strategic alternatives in its quest for new growth areas that will maximize value to existing stockholders, the Company expects to incur additional losses.

Three and six months ended June 30, 2002 as compared to the three and six months ended June 30, 2001

During the three months ended June 30, 2002, the Company reported a net loss of $277,000, or $0.01 per share, as compared to a net loss of $392,000, or $0.01 per share, in the comparable period in 2001.  For the six months ended June 30, 2002, the Company reported a net loss of $546,000, or $0.02 per share, as compared to a net loss of 737,000, or $0.02 per share, for the similar period in 2001.

The Company’s total revenue, which is derived from interest income, was $2,000 and $6,000, respectively, for the three and six months ended June 30, 2002, as compared to $20,000 and $53,000, respectively, for the comparable three and six month periods in 2001.  The reduction in interest income is attributable to decreases in interest rates and average cash balances available for investment during the respective periods.

Total operating expenses were $279,000 for the quarter ended June 30, 2002 as compared to $412,000 for the comparable quarter in 2001, a decrease of $133,000.  The Company’s total operating expenses decreased by $225,000, to $552,000, for the six months ended June 30, 2002, from $777,000 for the comparable period of 2001.  The decrease in general and administrative costs in the three and six month periods ended June 30, 2002 is primarily related to the Company’s subleasing of a substantial portion of its office space on July 1, 2001.

During the six months ended June 30, 2001, the Company recorded a loss of $13,000 from the sale of office equipment.  This loss was recorded to other expense.  There were no comparable items of gain or loss in the current period.

Liquidity and Capital Resources

At June 30, 2002, the Company’s aggregate cash and cash equivalents were $560,000, a net decrease of $738,000 from the end of the prior year.  This decrease is primarily attributable to the $721,000 of cash used to fund operations, including $149,000 of net patent and research costs outstanding as of December 31, 2001 (i.e., total expenditures of $286,000 less the receipt of $137,000 from the collection of the related party receivable).

Since disposing of its Internet assets and related operations in December 2000, the Company has significantly reduced its operating costs.  At its present rate of spending, the Company expects that its existing funds and interest income will be sufficient to fund the Company’s current operations into the first quarter of 2003.  While the Company evaluates strategic alternatives, including potential business investments and related financing, the Company's rate of spending could vary from its current estimate.  No assurance can be given that the Company will be able to complete a business investment or that such financing will be available to the Company.  If the Company is unable to generate significant revenue from acquired operations, obtain additional revenue from its out-licensing arrangements in connection with the existing licenses of the Company’s biotechnology assets, secure additional financing for its present operations or secure sufficient financing for operations resulting from acquisition or merger, the Company will experience a cash shortage in the first quarter 2003, the effect of which could result in the discontinuance of operations.  If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

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

PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)       Exhibits.

10.16                     First Amendment to Exclusive License Agreement dated May 17, 2002 between Procept, Inc. and the United States Public Health Service.  Filed herewith.

10.17                     Comprehensive Release Agreement dated May 29, 2002 between Procept, Inc., the United States Public Health Service, The Penn State Research Foundation, the University of Chicago and AOI Pharmaceuticals, Inc.  Filed herewith.

99.1                           Certification of CEO and principal financial officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

(b)       Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALIGENT INC.
(Registrant)

Date: August 14, 2002	by:	/s/ Salvatore A. Bucci
Salvatore A. Bucci
President and Chief Executive Officer