Form 10-Q
period 2002-09-30
PALIGENT INC
filed 2002-11-15
CIK 885475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

YES  ☒     NO  ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 14, 2002

Common Stock, $0.01 par value	32,490,948

PALIGENT INC.

PALIGENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$308,310	$1,298,266
Due from related party	—	137,091
Prepaid expenses and other current assets	31,129	9,147
Total current assets	339,439	1,444,504

Property and equipment, net	85,677	110,954
Other assets	89,272	94,809
Total assets	$514,388	$1,650,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,606	$33,069
Accrued compensation	6,731	7,549
Accrued professional services	63,000	139,000
Accrued patent and research costs	—	285,859
Current portion of capital lease obligations	22,071	22,365
Total current liabilities	165,408	487,842

Deferred rent and other liabilities	53,864	56,496
Capital lease obligations	24,833	43,511

Stockholders’ equity:
Common stock, $.01 par value; 75,000,000 shares authorized; 32,490,948 shares issued and outstanding at September 30, 2002 and December 31, 2001	324,910	324,910
Additional paid-in capital	154,634,974	154,634,974
Accumulated deficit	(154,689,601)	(153,897,466)
Total stockholders’ equity	270,283	1,062,418
Total liabilities and stockholders’ equity	$514,388	$1,650,267

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Revenue:
Interest income	$1,156	$13,055	$7,326	$66,225

Costs and expenses:
General and administrative	247,127	340,440	799,461	1,117,972

Loss from operations	(245,971)	(327,385)	(792,135)	(1,051,747)

Other expense	—	6,686	—	19,811

Net loss	$(245,971)	$(334,071)	$(792,135)	$(1,071,558)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted-average number of common shares outstanding – basic and diluted	32,490,948	32,490,948	32,490,948	32,490,948

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(792,135)	$(1,071,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,895	54,296
Loss on sale of property and equipment	—	19,811
Deferred rent	(2,632)	7,307
Changes in operating assets and liabilities:
Due from related party	137,091	(90,000)
Prepaid expenses and other current assets	(21,982)	76,510
Other assets	5,537	—
Accounts payable	40,537	(102,464)
Accrued patent and research costs	(285,859)	—
Accrued expenses and other current liabilities	(76,818)	(353,368)
Other liabilities	—	20,000
Net cash used in operating activities	(965,366)	(1,439,466)

Cash flows from investing activities:
Capital expenditures	(5,618)	—
Proceeds from sales of assets	—	117,100
Net cash (used in) provided by investing activities	(5,618)	117,100

Cash flows from financing activities:
Principal payments on capital lease obligations	(18,972)	(55,386)
Net cash used in financing activities	(18,972)	(55,386)

Net change in cash and cash equivalents	(989,956)	(1,377,752)

Cash and cash equivalents at beginning of period	1,298,266	2,971,690

Cash and cash equivalents at end of period	$308,310	$1,593,938

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Interim Financial Statements

The condensed consolidated financial statements included herein have been prepared by Paligent Inc. (“Paligent” or the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position of the Company at September 30, 2002 and the results of its operations and its cash flows for the interim periods ended September 30, 2002 and 2001. The condensed consolidated balance sheet as of December 31, 2001 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year or any other interim period.

The Company has sustained net losses and negative cash flows from operations since its inception. The Company is currently evaluating strategic alternatives, including potential business investments and related financing.  If the Company is unable to generate significant revenue from acquired operations, obtain additional revenue from its existing out-licensing of its biotechnology assets, secure additional financing for its present operations or secure sufficient financing for operations resulting from an acquisition or merger, the Company will experience a cash shortage in the first quarter of 2003, the effect of which could result in the discontinuance of operations.

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

For the three and nine months ended September 30, 2002 and 2001, the Company had stock options and warrants outstanding that were anti-dilutive.  These securities could potentially dilute basic EPS in the future and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.  Consequently, there were no differences between basic and diluted EPS for these periods.

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

In May 2002, Procept executed an amendment to the New License Agreement (the “Amendment”).  The Amendment clarified language in the New License Agreement pertaining to future sublicensing agreements, in the event that such agreements were to be executed.  In addition, the Company, together with PHS, PSRF, AOI and the University of Chicago (“UC”), also executed, in May 2002, a Comprehensive Release Agreement (the “Release Agreement”).  The Release Agreement provides for the irrevocable and absolute release of the Company by PHS, PSRF and UC from any and all claims or obligations arising out of, or related to the Original License Agreement.  The Release Agreement was made part of the New License Agreement.

NOTE 4 – IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“FAS”) 145, “Rescission of FAS 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002.”  This Statement amends FAS 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  FAS 145 is effective for fiscal years beginning after December 31, 2002.   The Company does not anticipate that the adoption of FAS 145 will have a material impact on the consolidated financial statements.

In June 2002, the FASB issued FAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  FAS 146 is effective for fiscal years beginning after December 31, 2002.  The Company does not anticipate that the adoption of FAS 146 will have a material impact on the consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

Statements in this Form 10-Q that are not statements or descriptions of historical facts are “forward-looking” statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties.  These forward-looking statements can generally be identified by the use of such terms as “anticipate,” “believe,” “continue,” “expect,” “may,” “should,” or similar variations or the negative thereof.  These forward looking statements involve risks and uncertainties, many of which are out of the Company’s control and which may affect its future business plans.  Factors that may affect the Company’s future business plans include: (i) its ability to identify, complete and integrate an acquisition of an operating business; (ii) the viability of the Company’s business strategy in connection with an acquisition and its ability to implement such strategy; (iii) its ability to secure financing for its current and potential future operations; and (iv) its ability to generate revenues sufficient to meet its operating costs.  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions.  In addition, the Company’s business, operations and financial condition are subject to the risks, uncertainties and assumptions that are described in the Company’s reports and statements filed from time to time with the Securities and Exchange Commission.  Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those discussed herein.  The descriptions of the risks, uncertainties and assumptions to which the Company’s business, operations and financial condition are subject are as of the date of this report.  The Company assumes no obligation to update any such forward-looking statements.

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

Results of Operations

From inception through September 30, 2002, the Company has generated no revenues from product sales or services and has not been profitable.  As the Company evaluates various strategic alternatives in its quest for new growth areas that will maximize value to existing stockholders, the Company expects to incur additional losses.

Three and nine months ended September 30, 2002 as compared to the three and nine months ended September 30, 2001

During the three months ended September 30, 2002, the Company reported a net loss of $246,000, or $0.01 per share, as compared to a net loss of $334,000, or $0.01 per share, in the comparable period in 2001.  For the nine months ended September 30, 2002, the Company reported a net loss of $792,000, or $0.02 per share, as compared to a net loss of $1.1 million, or $0.03 per share, for the similar period in 2001.

The Company’s total revenue, which is derived from interest income, was $1,000 and $7,000, respectively, for the three and nine months ended September 30, 2002, as compared to $13,000 and $66,000, respectively, for the comparable three and nine month periods in 2001.  The reduction in interest income is attributable to decreases in interest rates and average cash balances available for investment during the respective periods.

Total operating expenses were $247,000 for the quarter ended September 30, 2002 as compared to $340,000 for the comparable quarter in 2001, a decrease of $93,000.  The Company’s total operating expenses decreased by $319,000, to $799,000, for the nine months ended September 30, 2002, from $1.1 million for the comparable period of 2001.  The decrease in general and administrative costs in the three and nine month periods ended September 30, 2002 primarily comprises reductions in legal fees, attributable to the resolution of the patent licensing agreement, and reduced facilities costs resulting from the Company’s subleasing of a substantial portion of its office space on July 1, 2001.

During the nine months ended September 30, 2001, the Company recorded a loss of $20,000 from the sale of office equipment.  This loss was recorded to other expense.  There were no comparable items of gain or loss in the current period.

Liquidity and Capital Resources

At September 30, 2002, the Company’s aggregate cash and cash equivalents were $308,000, a net decrease of $990,000 from the end of the prior year.  This decrease is primarily attributable to the $965,000 of cash used to fund operations, including $149,000 of net patent and research costs outstanding as of December 31, 2001 (i.e., total expenditures of $286,000 less the receipt of $137,000 from the collection of the related party receivable).

Since disposing of its Internet assets and related operations in December 2000, the Company has significantly reduced its operating costs.  At its present rate of spending, the Company expects that its existing funds and interest income will be sufficient to fund the Company’s current operations into the first quarter of 2003.  While the Company evaluates strategic alternatives, including potential business investments and related financing, the Company’s rate of spending could vary from its current estimate.  No assurance can be given that the Company will be able to complete a business investment or that such financing will be available to the Company.  If the Company is unable to generate significant revenue from acquired operations, obtain additional revenue from its existing out-licensing of its biotechnology assets, secure additional financing for its present operations or secure sufficient financing for operations resulting from acquisition or merger, the Company will experience a cash shortage in the first quarter of 2003, the effect of which could result in the discontinuance of operations.  If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

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

Impact of Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“FAS”) 145, “Rescission of FAS 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002.”  This Statement amends FAS 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  FAS 145 is effective for fiscal years beginning after December 31, 2002.   The Company does not anticipate that the adoption of FAS 145 will have a material impact on the consolidated financial statements.

In June 2002, the FASB issued FAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  FAS 146 is effective for fiscal years beginning after December 31, 2002.  The Company does not anticipate that the adoption of FAS 146 will have a material impact on the consolidated financial statements.

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

Item 4.  Controls and Procedures

As of September 30, 2002, an evaluation was performed under the supervision of the Company’s Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to September 30, 2002.

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

PALIGENT INC.
(Registrant)

Date: November 14, 2002	by:	/s/ Salvatore A. Bucci
Salvatore A. Bucci
President and Chief Executive Officer

CERTIFICATION

I, Salvatore A. Bucci, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of PALIGENT INC.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	by:	/s/ Salvatore A. Bucci
Salvatore A. Bucci
President and Chief Executive Officer (Principal Financial Officer)