Form 10-K
period 2002-12-31
PALIGENT INC
filed 2003-05-16
CIK 885475

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2002

Commission File Number: 0-21134

Paligent Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2893483 (I.R.S. Employer Identification No.)
369 Lexington Avenue, New York, New York (Address of principal executive offices)	10017 (zip code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $0.01 par value per share
(Title of Class)

Registrant's telephone number, including area code: (212) 453-3111

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002 was $158,000.

        The number of shares of the registrant's Common Stock outstanding as of May 7, 2003 was 32,490,948.

Documents incorporated by reference:

None.

PART I

Item 1. Business.

Corporate Summary

        Paligent Inc. together with its subsidiaries (collectively, "Paligent" or the "Company") is presently seeking business opportunities to maximize value for its shareholders. Throughout 2002, the Company evaluated various strategic alternatives, including acquisitions of new operating businesses and technologies as well as potential merger opportunities.

        From its inception in 1985 through 1999, the Company operated, under the name Procept, Inc., as a biotechnology company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. In January 2000, the Company acquired Heaven's Door Corporation ("HDC"), a company that provided business-to-business and business-to-consumer products and services for the funeral service industry over the Internet. Effective with the acquisition of HDC, the Company's name was changed from Procept, Inc. to HeavenlyDoor.com, Inc. At the same time, Procept, Inc. became the new name of the Company's subsidiary, Pacific Pharmaceuticals, Inc. (hereinafter referred to as "Procept"), a company engaged in the development of cancer therapies, which the Company acquired in March 1999.

        Subsequent to the merger with HDC, the Company sold its biotechnology equipment and closed its Cambridge, Massachusetts facility in June 2000. Shortly thereafter, the Company out-licensed two biotechnology compounds, PRO 2000 Gel and O6-Benzylguanine ("O6-BG"), that had been under development by the Company for several years. Under the terms of the respective out-licensing agreements, the Company retained certain future rights for PRO 2000 Gel and O6-BG.

        Concurrent with the closure of its biotechnology facility, the Company established an office in New York City. At this new location, the Company consolidated its Internet business operations and corporate affairs relating to its biotechnology holdings.

        During the fourth quarter of 2000, the Company decided to discontinue the pursuit of its Internet strategy after a sustained period of deterioration in the Internet and technology sectors and related capital markets. Shortly thereafter, the Company entered into an agreement to sell all of its Web-based assets and Internet funeral service operations, including the name "HeavenlyDoor.com." In connection with this agreement, the Company's name was again changed, on December 31, 2000, from HeavenlyDoor.com, Inc. to Paligent Inc.

Biotechnology Programs Under Out-License

Overview

PRO 2000 Gel

        PRO 2000 Gel is under development as a vaginal, topical microbicide designed to provide protection against human immunodeficiency virus ("HIV") infection, as well as other sexually transmitted pathogens (e.g., herpes, chlamydia and gonorrhea infection).

        On June 14, 2000, the Company licensed to Indevus Pharmaceuticals, Inc., formerly Interneuron Pharmaceuticals, Inc. ("Indevus"), the exclusive, worldwide rights to develop and market PRO 2000 Gel (the "PRO 2000 License") (see Item 13—Certain Relationships and Related Transactions). Under the terms of the PRO 2000 License, the Company received an up-front payment of $500,000 and retains certain future rights to PRO 2000 Gel, including (i) provisions for the receipt of additional payments based upon the achievement of certain milestones; and (ii) royalties from future commercial sales of PRO 2000 Gel, if any. Under terms of the PRO 2000 License, Indevus is responsible for all remaining development and commercialization activities for PRO 2000 Gel and has an option, for a limited period of time following the completion of the Phase III efficacy trial, to purchase the future royalty rights relating to PRO 2000 Gel.

        On April 11, 2003, the Company and Indevus executed an amendment to the PRO 2000 License (the "PRO 2000 Amendment"). Upon execution of the PRO 2000 Amendment, the Company received $500,000 from Indevus in exchange for (i) the elimination of the $500,000 milestone payment that was to be paid under the PRO 2000 License upon the initiation of a Phase II safety trial (planned to begin later in 2003); and (ii) a second option, upon which exercise the Company would receive an additional payment of $500,000, to acquire all of the Company's rights, title and interest to PRO 2000 Gel as set forth in the PRO 2000 License, provided that such second option is exercised prior to September 30, 2004.

O6-Benzylguanine

        O6-BG is a chemosensitizer that is designed to overcome resistance to a significant class of commonly used chemotherapeutic agents known as O6-alkylating agents. In pre-clinical animal studies, treatment with O6-BG increased the anti-tumor activity of these agents in brain, colon and prostate cancers, as well as in melanoma. A Phase II development program began in 1999 and continues to be conducted in accordance with a Cooperative Research and Development Agreement ("CRADA") executed with the National Cancer Institute ("NCI"), a unit of the National Institutes of Health ("NIH"), in August 1998.

        On October 13, 2000, Procept and AOI Pharmaceuticals Inc. ("AOI") entered into a sublicense agreement (the "Sublicense Agreement") pursuant to which AOI sublicensed Procept's exclusive, worldwide patent rights and know-how relating to O6-BG in exchange for future royalties on net sales of O6-BG (see Item 13—Certain Relationships and Related Transactions). The Sublicense Agreement also provides for cash payments to Procept based upon the achievement of certain developmental milestones. In addition, AOI assumed all financial obligations of Procept relating to its licensing of worldwide patent rights and CRADA costs that are incurred subsequent to the effective date of the Sublicense Agreement. On February 28, 2002, Procept and the United States Public Health Service ("PHS"), represented by NIH, a constituent agency of PHS, executed an exclusive Patent License Agreement (the "New License Agreement"), which superceded the license agreement dated February 6, 1998 between Procept and The Penn State Research Foundation ("PSRF") (the "Original License Agreement"). The New License Agreement affirms Procept's worldwide patent rights to O6-BG and related compounds, and acknowledges the Sublicense Agreement, as of the date executed by Procept and AOI. At the time of executing the New License Agreement, Procept paid to PHS a one-time license issue royalty fee of $86,000 for outstanding patent prosecution costs accrued at December 31, 2001.

        In connection with the execution of the New License Agreement, Procept, together with the NCI and AOI, also executed an amendment to the CRADA (the "Amended CRADA"), pursuant to which AOI replaced Procept as Collaborator (i.e., the research and development partner). Under terms of the Amended CRADA, AOI assumed direct responsibility for all remaining research and payment obligations, effective as of February 28, 2002. As part of the Amended CRADA, Procept made a final payment of $200,000 to NCI for production and clinical distribution costs relating to O6-BG, which costs were accrued at December 31, 2001.

        Prior to executing the Amended CRADA, AOI was obligated to reimburse Procept for costs that Procept paid, pursuant to, and subsequent to the effective date of, the Sublicense Agreement. Shortly thereafter, Procept and AOI agreed that AOI would defer its reimbursement to Procept for costs that Procept had paid relating to its maintenance of patent rights and CRADA obligations until the execution of the New License Agreement and the Amended CRADA. As of December 31, 2001, such reimbursable costs amounted to $137,000. On February 28, 2002, AOI paid to the Company the total balance of deferred reimbursable costs. In May 2002, Procept executed an amendment to the New License Agreement (the "Amendment"). The Amendment clarified language in the New License Agreement pertaining to future sublicensing agreements, in the event that such agreements were to be executed. In addition, the Company, together with PHS, PSRF, AOI and the University of Chicago ("UC"), also executed, in May 2002, a Comprehensive Release Agreement (the "Release Agreement"). The Release Agreement provides for the irrevocable and absolute release of the Company by PHS, PSRF and UC from any and all claims or obligations arising out of, or related to the Original License Agreement. The Release Agreement was made part of the New License Agreement.

Description of Out-Licensed Programs

PRO 2000 Gel: A Microbicide to Prevent HIV and Sexually Transmitted Disease ("STD") Infection

        PRO 2000 Gel is a topical microbicide designed to prevent the sexual transmission of HIV and other STD pathogens. Development activities are being conducted by Indevus.

        HIV infection usually leads to acquired immunodeficiency syndrome ("AIDS"), a severe, life-threatening impairment of the immune system. The World Health Organization estimates that there were 4.7 million new adult HIV infections worldwide in 2000, the majority through heterosexual intercourse. Heterosexual contact has also become the most common route of HIV infection in U.S. women. Other STDs, such as genital herpes, chlamydia and gonorrhea can lead to serious complications, especially in women, and can increase the risk of HIV infection. Based on estimates by the Kaiser Family Foundation and the World Health Organization, there are 15 million new STD cases each year in the U.S. and more than 340 million worldwide. Topical microbicides represent a new class of protective substances that are designed to be applied vaginally before sexual contact. Topical microbicides have the potential to offer an appealing, female-controlled alternative to condoms, the only products currently known to prevent HIV transmissions.

        The Company believes that PRO 2000 Gel's use as a topical microbicide is suitable based upon its ability to block infection by HIV and other STD pathogens by preventing their attachment and entry into cells. Laboratory studies have shown that the drug is active against HIV, herpes simplex virus, chlamydia and the bacteria that cause gonorrhea. Moreover, in government-sponsored tests, vaginally applied PRO 2000 Gel was shown to be efficacious in a mouse model for genital herpes infection and a monkey model for vaginal HIV infection. The product is also highly stable, odorless and virtually colorless. PRO 2000 Gel differs significantly from nonoxynol-9-containing spermicides, which have failed to provide protection against HIV infection in previous human clinical trials.

        A number of pre-clinical and early clinical studies of PRO 2000 Gel have been completed under the sponsorship of governmental agencies and research organizations in the U.S. and Europe. Pre-clinical development with PRO 2000 Gel included an NIH-funded study with 28 female macaque monkeys, divided equally into one control group and three treatment groups that received gels with 0.5% PRO 2000 Gel, 2% PRO 2000 Gel and 4% PRO 2000 Gel concentrations. All of the control animals were infected within two weeks after receiving the simian human immunodeficiency virus, and went on to develop AIDS symptoms. Of the treated animals, none in the 0.5% group, and only one each in the 2% and 4% groups became infected and developed disease.

        In October 2000, dosing and follow-up for a Phase I/II clinical trial of PRO 2000 Gel was completed by the NIH at sites in the U.S. and South Africa. This study was designed to assess safety and acceptability in healthy, sexually active women and HIV-infected sexually abstinent women. No serious side effects were reported, and the investigators concluded that PRO 2000 Gel was safe and well-tolerated in both groups of women. Previous Phase I studies conducted in Europe (with support from the Medical Research Council of the United Kingdom) showed a promising safety and acceptability profile for the drug in healthy, sexually abstinent women. Other Phase I studies, to evaluate the safety of male exposure to PRO 2000 Gel, showed that it was safe and well-tolerated.

        In September 2001, Indevus was awarded a grant by the Contraceptive Research and Development ("CONRAD") Program under its Global Microbicide Project to support two toxicity studies performed by Indevus with PRO 2000 Gel.

        An international collaboration of research groups in the United Kingdom ("UK") and Africa was awarded a grant of approximately $22.7 million from the UK's Department for International Development ("DFID") in February 2002 to test the safety and efficacy of vaginal microbicides, including PRO 2000 Gel. The Clinical Trials Unit of the Medical Research Council and Imperial College in London will coordinate the program, which will involve researchers in South Africa, Uganda, Tanzania, Cameroon and Zambia. The DFID grant will support a broad, five-year program that will include a multi-national, randomized, double-blind, placebo-controlled Phase III clinical trial of candidate microbicides.

        A Phase II trial in Africa funded by the European Commission is scheduled to begin in 2003. This trial will assess the safety of PRO 2000 Gel in approximately 100 sexually active female volunteers. In addition, a NIH-sponsored Phase II/III pivotal trial to determine the safety and efficacy of PRO 2000 Gel in blocking male to female HIV transmission is planned to begin in 2003 in Africa and India. The study is expected to involve approximately 10,000 HIV-uninfected women at risk for acquiring HIV by virtue of living in countries where the risk of such infection is high.

        Indevus is responsible for providing adequate amounts of PRO 2000 Gel for use in government-sponsored clinical trials. Indevus is dependent upon third-party contractors for the manufacture and delivery of these supplies in accordance with current U.S. Good Manufacturing Practices regulations. Indevus intends to seek a partner for commercial manufacture, marketing and distribution of the product.

O6-Benzylguanine: A DNA Repair Protein Inhibitor

        Procept holds an exclusive, worldwide license from the United States Public Health Service ("PHS") for O6-BG and a series of related compounds that the Company believes will enhance the effectiveness of a class of currently used chemotherapeutic agents known as O6-alkylating agents. Development activities are being conducted by AOI. An investigational new drug application was filed by AOI in August 2002.

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

        The treatments for most cancers include surgery, radiation therapy and/or chemotherapy. O6-alkylators are chemotherapeutic agents that are primarily used to treat brain cancer, melanoma, lymphoma and certain gastrointestinal cancers. In general, although there are a small percentage of patients who have achieved long-term remission, the O6-alkylators are generally not considered curative. The critical factor contributing to the poor prognosis is the resistance of cancers to the chemotherapeutic agents.

        Tumor cells display a variety of mechanisms of resistance to many drugs. Alkylating agents act by causing damage to the DNA by binding to the O6-position of guanine on the DNA strand. AGT is believed to play a significant role in cancer resistance to the O6-alkylators by removing this damage. In a study published in the November 9, 2000 issue of The New England Journal of Medicine, it was shown that glioma patients with naturally inactive AGT had a response rate of approximately 63% to carmustine ("BCNU") therapy versus a response rate of approximately 4% for those patients that had active AGT. It was also shown that approximately 60% of these patients had active AGT and therefore made virtually all of these patients resistant to BCNU therapy. In another study, published in the Journal of Clinical Oncology in 1998, the investigators reported that the overall median survival of 64 patients with malignant astrocytoma with high levels of AGT was 8 and 29 months, respectively (p = .0002). These studies suggest that AGT levels and the ability to modulate such repair proteins should have a substantial impact on tumor responsiveness to BCNU therapy and patient survival. In a trial where 167 of 225 primary brain cancer patients who received BCNU treatment were evaluated, patients with high levels of AGT had shorter time to treatment failure and death, and a death rate 1.7 times greater than patients with low AGT levels. Since it appears that O6-BG temporarily destroys AGT, the Company believes that O6-BG may reduce the resistance that is commonly observed in cancer cells following treatment with O6-alkylating agents. This refers not only to brain cancers, but also to more common neoplasms. For example, in colon cancer cells, O6-BG inactivated AGT by over 97% and made resistant tumors sensitive to nitrosourea. In melanoma cells, O6-BG lowered AGT to undetectable levels. In a clinical trial of patients with metastatic solid tumors (e.g., lung, breast, colorectal, etc.), O6-BG depleted AGT by 86%—100% in tumor specimens. The amount of AGT in tumors will vary from one patient to another, but high levels have been found in many of the common tumor types.

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

        The NCI of the NIH is sponsoring the trials under the CRADA originally executed between the NCI and Procept in August 1998, which CRADA was amended in February 2002, pursuant to which amendment AOI replaced Procept as Collaborator. From these studies, which involved patients who had failed other cancer therapies, an O6-BG/BCNU dose of 120/40 mg/m2 was chosen as the initial Phase II dose. One metastatic colon carcinoma patient achieved a sustained partial response for 13 months after failing other therapies. A second patient with carcinoma of unknown primary had sustained stable disease for 20 months. The Phase I trials have successfully demonstrated the safety of O6-BG. Through the CRADA, Johns Hopkins University Medical School and Duke are conducting three Phase I/II clinical studies in brain cancer utilizing O6-BG in combination with the Gliadel Wafer, BCNU and temozolomide, respectively.

        Preliminary results of the Duke Phase I Temozolomide and O6-BG trial were presented at the American Society of Clinical Oncology ("ASCO") 2002 yearly meeting. In this trial, O6-BG was given as an initial bolus infusion of 120 mg/m2 followed by continuous infusion of O6-BG, 30 mg/m2/day, for

2 days of each cycle. Escalating doses of temozolomide were given as a single one-day dose within 60 minutes of the bolus. The first cohort was treated with 100 mg/m2. Doses were subsequently escalated beyond the maximum tolerated dose of 472 to 628 mg/m2. Hematological dose-limiting toxicity was observed. At ASCO, 4 patients were reported as having had an objective response; three of these were unable to be scored as a partial response. However, one of the three patients who was diagnosed with glioblastoma was treated on study for 9 cycles. The patient had previously had courses of CCNU, temozolomide without O6-BG, etoposide, and BCNU, and a second course of temozolomide without O6-BG. The most impressive response was in the fourth patient with an astrocytoma who received 12 cycles of trial treatment. This patient had previously received CCNU and temozolomide without O6-BG and had been progressing when enrolled on the protocol. This response lasted for more than 12 months.

        Additionally, there are four Phase II trials ongoing in multiple myeloma, colorectal carcinoma stage D, malignant melanoma stage IV, and sarcoma, and one Phase III trial being conducted by Southwest Oncology Group that combines the use of O6-BG and BCNU with radiation therapy in newly diagnosed glioblastoma multiforme and Gliosarcoma.

        In addition to the trials discussed above, which are being conducted by the NCI under the CRADA, AOI has a development program designed to build upon NCI trial results. A series of Phase II/III trials for O6-BG in multiple cancer types will be initiated by AOI in 2003 and early 2004, including studies in patients with brain cancer, melanoma, multiple myeloma, colorectal cancer and breast cancer. These trials will be executed as a 2-stage design—initially to assess response in 14 to 20 patients and then expanded to a total of approximately 50 patients. At present, in collaboration with the Pediatric Brain Tumor Consortium, AOI is conducting a Phase I trial in pediatric patients (ages 3-21) with recurrent gliomas.

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

Patents and Proprietary Technology

        The Company's policy is to protect its programs under out-license by, among other things, filing or causing to be filed on its behalf, patent applications for technology relating to the development of its biotechnology compounds.

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

        Competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with the Company's, or its licensee's, ability to develop the products currently under out-license. There can be no assurance that other third parties will not assert infringement claims against the Company, or its licensees, or that such claims will not be successful. There can also be no assurance that competitors will not infringe the Company's patents. Further, with respect to licensed patents, the defense and prosecution of patent suits may not be in the Company's, or its licensee's, control.

        The Company also relies on unpatented proprietary technology of its licensees, which could be significant to the development of the Company's technology, and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to the Company's unpatented technology. If the Company, or its licensees, are unable to maintain the proprietary nature of the Company's technology, the Company could be adversely affected.

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

        All data obtained from a comprehensive development program is submitted in a New Drug Application or Product License Application to the FDA and the corresponding agencies in other countries for review and approval.

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

        Before obtaining approval for the commercial sale of any of the pharmaceutical products that our licensees are developing, our licensees must demonstrate that the product is safe and efficacious for use in each target indication. The process of obtaining FDA and other regulatory approval is lengthy and expensive. The results of pre-clinical studies and early clinical trials may not predict results that will be obtained in large-scale testing or use. Clinical trials of products that our licensees are developing may not demonstrate the safety and efficacy of such products. Regardless of clinical trial results, the FDA may not approve marketing of the product. Even if pre-market approval is obtained, the FDA is authorized to impose post-marketing requirements. A number of companies in the pharmaceutical industry, including Indevus, have suffered significant setbacks in advanced clinical trials or have not received FDA approval, even after promising results in earlier trials. In addition, the impact of new or changed laws or regulations cannot be predicted. The costs to obtain regulatory approvals could be considerable and the failure of our licensees to obtain, or their delays in obtaining, regulatory approval could have an adverse effect on the ability of the Company to generate royalty revenue. Further, if clinical trials do not demonstrate the safety and efficacy of products under our licensees' development, the Company's ability to generate milestone payments and royalty revenue will also be adversely affected.

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

Employees

        As of March 1, 2003, the Company employed one full-time and one part-time employee. The Company also utilizes independent contractors to perform various functions for the Company. The Company's employees are not represented by a labor union. The Company regards its employee relations to be satisfactory.

Item 2. Properties.

        The Company's office is located at 369 Lexington Avenue, 10th Floor, New York, New York. The Company leases 5,150 square feet under a five-year lease that commenced in April 2000. Effective July 1, 2001, the Company entered into a sublease for the majority of its office space for the duration of its lease.

Item 3. Legal Proceedings.

        None.

Item 4. Submission of Matters to a Vote of Securityholders.

        No matters were submitted to a vote of securityholders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        The Company's common stock trades on the OTC Bulletin Board under the symbol PGNT. The following table sets forth the range of high and low closing sale prices for the Common Stock as reported by the OTC Bulletin Board and the Nasdaq National Market for the periods indicated below.

	High	Low
2002
Fourth Quarter	$0.06	$0.02
Third Quarter	$0.05	$0.01
Second Quarter	$0.05	$0.01
First Quarter	$0.06	$0.02
2001
Fourth Quarter	$0.07	$0.03
Third Quarter	$0.10	$0.03
Second Quarter	$0.19	$0.05
First Quarter	$0.19	$0.06

        As of May 7, 2003, there were 1,549 holders of record. On May 7, 2003, the closing price reported on the OTC Bulletin Board for the Common Stock was $0.04.

Dividend Policy

        The Company has never paid cash dividends on its common stock and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain any future earnings for use in its business.

Item 6. Selected Financial Data.

        The selected financial data set forth below as of December 31, 2002 and 2001 and for each of the three years ended December 31, 2002, 2001 and 2000 are derived from the Company's consolidated financial statements included elsewhere in this Report, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data set forth below as of December 31, 2000, 1999 and 1998 and for the years ended December 31, 1999 and 1998 are derived from audited consolidated financial statements not included in this Report. This data should be read in conjunction with the Company's financial statements and related notes thereto (contained in Item 14 of this Report) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this Report.

SELECTED FINANCIAL DATA

	YEARS ENDED DECEMBER 31,
	2002	2001	2000	1999	1998
	(in thousands, except share data)
Statement of operations data:
Revenues	$8	$73	$254	$280	$330

Costs and expenses:
Research and development(1)	—	286	4,696	1,320	1,990
Sales and marketing	—	—	1,135	—	—
General and administrative(1)(2)	1,004	1,460	23,409	3,881	1,610
Impairment of goodwill(2)	—	—	20,031	—	—
Charge for purchased in-process research and development(3)	—	—	—	9,406	—
Restructuring charges(4)	—	—	—	—	225

Total costs and expenses	1,004	1,746	49,271	14,607	3,825

Loss from operations	(996)	(1,673)	(49,017)	(14,327)	(3,495)
Other income (expense)	—	(20)	1,032	34	204

Net loss	(996)	(1,693)	(47,985)	(14,293)	(3,291)
Less: Incremental charge associated with the conversion of the minority interest in a subsidiary, net(5)	—	—	—	(502)	—

Net loss applicable to common shareholders	$(996)	$(1,693)	$(47,985)	$(14,795)	$(3,291)

Basic and diluted loss per share	$(0.03)	$(0.05)	$(1.55)	$(1.36)	$(1.40)

Weighted average number of common shares outstanding	32,490,948	32,490,948	30,916,918	10,907,251	2,347,245

	AS OF DECEMBER 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$153	$1,298	$2,972	$4,075	$2,885
Marketable securities	—	—	—	—	2,004
Total assets	340	1,650	3,512	4,947	6,188
Capital lease obligations, net of current portion	21	44	66	14	—
Total shareholders' equity	67	1,062	2,755	4,211	5,397

(1)
Includes compensation charges associated with stock options. During 1998 and 1999, the Company granted stock options to certain employees, directors and consultants with the contractual rights (the "Contractual Rights") contained in a unit offering (the "Variable Options"), whereby the Company sold an aggregate of 1,960,500 shares of Common Stock in January, February and April 1998 together with five-year Class C Warrants to purchase 1,960,500 shares of Common Stock at an exercise price of $5.00 per share (the "1998 Offering"). The Contractual Rights required contingent additional issuances of Common Stock to the purchasers (x) based on the market price on April 9, 1999 (the"Contractual Reset Rights"); (y) in the event of future dilutive sales of securities (the "Contractual Anti-Dilution Rights"); and (z) as a dividend substitute beginning October 1999 and each six months thereafter (the "Contractual Dividend Rights") (see

  Note 5—Notes to Consolidated Financial Statements). The Variable Options had an initial exercise price of $5.00 per share. As the number of options and the associated exercise price were subject to adjustment and not fixed at the grant date, these stock options were accounted for under variable stock option accounting. Accordingly, the Variable Options were revalued on a quarterly basis by measuring the difference between the current exercise price and the fair market value of the Common Stock on the respective balance sheet date. There were no charges in 1998 or in the first three quarters of 1999, since the fair market value of the Common Stock was less than the then current exercise price with respect to the Variable Options.

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

(5)
Charge associated with the conversion of the minority interest in a subsidiary, net. On June 30, 1999, the Company issued 2,773,575 shares of Common Stock and 924,525 Class D Warrants to purchase Common Stock to convert the minority interest in BG Development Corp. ("BGDC"). The $502,000 charge represents the fair value of the shares plus the fair value of the warrants less the book value of the BGDC minority interest.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

        Statements in this Form 10-K that are not statements or descriptions of historical facts are "forward-looking" statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These forward-looking statements can generally be identified by the use of such terms as "anticipate," "believe," "continue," "expect," "may," "should," or similar variations or the negative thereof. These forward looking statements involve risks and uncertainties, many of which are out of the Company's control and which may affect its future business plans. Factors that may affect the Company's future business plans include: (i) its ability to identify, complete and integrate an acquisition of an operating business; (ii) the viability of the Company's business strategy in connection with an acquisition and its ability to implement such strategy; (iii) its ability to secure financing for its current and potential future operations; and (iv) its ability to generate revenues sufficient to meet its operating costs. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those discussed herein. The descriptions of the risks, uncertainties and assumptions to which the Company's business, operations and financial conditions are subject are as of the date of this report. The Company assumes no obligation to update any such forward-looking statements.

Overview

        From its inception in 1985 through 1999, the Company operated as a biopharmaceutical company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. Beginning in early 2000, the Company pursued an Internet strategy that focused on promoting and facilitating transactions between consumers, funeral industry service providers and financing institutions.

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

        As of December 31, 2002, the Company has working capital and stockholders' deficits and has limited cash to fund its operations. At its present rate of spending, the Company expects that its existing funds and interest income will only be sufficient to fund the Company's current operations into the fourth quarter of 2003.

Results of Operations

        From inception through December 31, 2002, the Company has generated no revenues from product sales or services, has not been profitable, and has an accumulated deficit of $154.9 million. During that period, the Company was dependent upon corporate collaborations, equity financing and interest on invested funds to provide the working capital necessary for its operations and research and development activities. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs required to support these efforts. In addition, in connection with the acquisition of HDC, the Company also incurred losses in connection with the development of the Company's Internet business and related marketing activities. The Company expects to incur additional losses as it considers its strategic alternatives, including potential business investment.

Year ended December 31, 2002 as compared to the year ended December 31, 2001

        The Company's total revenue, which is derived from interest income, was $8,000 for the year ended December 31, 2002 as compared to $73,000 for the year ended December 31, 2001. The reduction in interest income is primarily attributable to a decrease in average cash balances available for investment during the year ended December 31, 2002.

        The Company's total operating expenses decreased to $1.0 million for the year ended December 31, 2002 from $1.7 million for the year ended December 31, 2001, a decrease of $742,000. This decrease comprises a decrease of $286,000 in research and development costs and a decrease of $456,000 in general and administrative costs.

        There were no research and development costs in fiscal 2002. Research and development costs for the year ended December 31, 2001 reflect one-time costs paid in connection with the Company's execution of the New License Agreement and the Amended CRADA. At the time of executing the New License Agreement, Procept paid to PHS a one-time license issue royalty fee of $86,000 for outstanding patent prosecution costs. In connection with executing the Amended CRADA, Procept made a final payment of $200,000 to NCI for production and clinical distribution costs relating to O6-BG.

        General and administrative expenses were $1.0 million in fiscal 2002 as compared to $1.5 million in fiscal 2001, a decrease of $456,000. This decrease reflects cost reductions during fiscal 2002, including (i) a decrease of $254,000 in salaries and professional fees; and (ii) a decrease of $152,000 in facilities expense, of which $106,000 represents an increase in the offset of expense resulting from an increase in tenant receipts in connection with the Company's sublet of a majority of its office space on July 1, 2001.

Year ended December 31, 2001 as compared to the year ended December 31, 2000

        The Company's total revenue, which is derived from interest income, was $73,000 for the year ended December 31, 2001 as compared to $254,000 for the year ended December 31, 2000. The reduction in interest income is primarily attributable to a decrease in average cash balances available for investment during the year ended December 31, 2001.

        The Company's total operating expenses decreased to $1.7 million for the year ended December 31, 2001 from $49.3 million for the year ended December 31, 2000, a decrease of $47.6 million. During fiscal 2000, the Company recorded non-cash charges of $43.7 million, consisting of (i) $24.5 million of amortization and impairment of goodwill recorded in connection with the acquisition of HDC; and (ii) an aggregate of $19.2 million of non-cash compensation charges, including $14.7 million relating to compensation expense associated with variable stock options and a $4.5 million charge for the fair value of Common Stock issued to consultants. These non-cash charges excluded, total operating expenses decreased to $1.7 million from $5.6 million, a decrease of $3.8 million. This decrease is attributable to the closure of the Company's biotechnology facilities and disposition of its Internet operations, both of which occurred in fiscal 2000.

        Research and development costs were $286,000 for the year ended December 31, 2001 as compared to $4.7 million in the year ended December 31, 2000, a decrease of $4.4 million. The costs incurred in fiscal 2001 were one-time costs paid in connection with the Company's execution of the

New License Agreement and the Amended CRADA. At the time of executing the New License Agreement, Procept paid to PHS a one-time license issue royalty fee of $86,000 for outstanding patent prosecution costs. In connection with executing the Amended CRADA, Procept made a final payment of $200,000 to NCI for production and clinical distribution costs relating to O6-BG. For the year ended December 31, 2000, research and development costs include $3.8 million of non-cash compensation charges. Excluding the non-cash charges, research and development costs were $900,000 in fiscal 2000, consisting of $700,000 and $200,000, respectively, of biotechnology and Internet development costs.

        Sales and marketing expenditures reflect costs associated with the Company's pursuit of an Internet business strategy and related sales and marketing activities associated with promoting the Internet web site. In December 2000, the Company discontinued the pursuit of its Internet strategy and sold its Web-based assets and Internet operations. Accordingly, there were no sales and marketing expenses in fiscal 2001.

        General and administrative expenses were $1.5 million in fiscal 2001 as compared to $23.4 million in fiscal 2000, a decrease of $21.9 million. For the year ended December 31, 2000, general and administrative expenses include $15.4 million of non-cash compensation charges and $4.5 million of goodwill amortization. Excluding the non-cash charges, general and administrative expenses were $3.5 million in fiscal 2000, a decrease of $2.0 million in fiscal 2001. This decrease reflects the elimination of costs incurred in fiscal 2000 relating to (i) the maintenance and exiting of the Company's biopharmaceutical operations in Cambridge, Massachusetts; (ii) the relocation and consolidation of the Company's business activities in New York City; (iii) the closing of the Company's Florida operations, where the Company conducted its Internet business operations prior to the establishment of its New York City office; and (iv) reductions in staffing and facilities charges in connection with the Company's discontinuance of its Internet operations in December 2000.

        During fiscal 2001, the Company recorded a $20,000 loss to other expense in connection with the sale of equipment. For the year ended December 31, 2000, the Company recorded a net gain of $1.0 million in other income, consisting of (i) $500,000 relating to the agreement with Indevus for the out-licensing of PRO 2000 Gel; (ii) $200,000 of gain on the sale of investment in Aquila Pharmaceuticals, Inc. ("Aquila"); (iii) $150,000 on sales of biotechnology research and development equipment and fixed assets in connection with the shutdown of its biopharmaceutical operations; (iv) $100,000 relating to the sale of the Company's Internet operations and Web-based assets; and (v) $50,000 relating to Procept's assignment of its licensing rights to all of Procept's intellectual property rights and assets related to dental technology.

        Impairment of goodwill reflects a charge of $20.0 million relating to the balance of unamortized goodwill at the time of the Company's decision to discontinue the pursuit of its Internet strategy and to sell all of its Internet service operations and Web-based assets in December 2000.

Liquidity and Capital Resources

        The Company has incurred losses since inception, has working capital and stockholders' deficits and has limited cash to fund operations in 2003. Since disposing of its Internet assets and related operations in December 2000, the Company has significantly reduced its operating costs. During April 2003, the Company received $500,000 in connection with the amendment of its license agreement with Indevus Pharmaceuticals, Inc. However, at its present rate of spending, the Company expects that its existing funds and interest income will only be sufficient to fund the Company's current operations into the fourth quarter of 2003. While the Company evaluates strategic alternatives, including potential business investments and related financing, the Company's rate of spending could vary from its current estimate. No assurance can be given that the Company will be able to complete a business investment or that such financing will be available to the Company. If the Company is unable to generate significant revenue from acquired operations, obtain additional revenue from its existing out-licensing of its biotechnology assets, secure additional financing for its present operations or secure sufficient financing for operations resulting from acquisition or merger, the Company will experience a cash shortage in the fourth quarter of 2003, the effect of which could result in the discontinuance of operations. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

        These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

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

Year ended December 31, 2002 as compared to the year ended December 31, 2001

        Since its inception, the Company has financed its operations from the issuance of $71.4 million of its securities, the receipt of $29.4 million under collaborative research agreements and $3.6 million in interest income.

        For the year ended December 31, 2002, the Company incurred a net loss of $1.0 million. During fiscal 2002, the Company used $1.1 million to fund operating activities, as compared to $1.7 million during the year ended December 31, 2001. The net decrease of $600,000 in operating cash outflows reflects the reduction in operating expenses during fiscal 2002.

        At December 31, 2002, the Company's aggregate cash and cash equivalents were $150,000, a net decrease of $1.1 million from the end of the prior year. This decrease relates principally to cash used to fund operations.

Year ended December 31, 2001 as compared to the year ended December 31, 2000

        For the year ended December 31, 2001, the Company incurred a net loss of $1.7 million. During fiscal 2001, the Company used $1.7 million to fund operating activities, as compared to $4.6 million during the year ended December 31, 2000. The net decrease of $2.9 million in operating cash outflows is the result of the Company's out-licensing of its biotechnology assets and the discontinuance of its Internet operations and biotechnology research facilities.

        The Company incurred a net loss of $47.9 million for the year ended December 31, 2000. The net loss for fiscal 2000 reflects non-cash charges of $43.7 million, including $24.5 million of amortization and impairment of goodwill recorded in connection with the acquisition of HDC, a charge of $14.7 million relating to compensation expense associated with variable stock options and a $4.5 million charge for the fair value of Common Stock issued to consultants. The $4.6 million of cash used to fund operations in fiscal 2000 is net of $500,000 in proceeds received in connection with the Company's out-licensing of PRO 2000 Gel and $50,000 relating to the assignment of its licensing rights to a proprietary test of periodontitis. In addition, cash used to fund operations in fiscal 2000 was partly offset by cash provided by financing activities, consisting of (i) $3.1 million in proceeds from the exercise of approximately 1.3 million Class C Warrants by The Aries Trust and Aries Domestic Fund, L.P.; and (ii) $300,000 from the exercise of other warrants and stock options. Cash used in financing activities during fiscal 2000 includes $300,000 paid in satisfaction of a note assumed in connection with the HDC acquisition. Also during fiscal 2000, the Company received net cash from investing activities of $400,000, which is comprised of $400,000 from the sale of its investment in Aquila and $200,000 from the sale of assets, primarily equipment used in its biotechnology operations, which proceeds were partly offset by capital expenditures of $200,000 during the year.

        In connection with the acquisition of HDC in January 2000, each share of HDC stock was converted into approximately 0.81 shares of Common Stock or a total of 10,919,655 shares of Common Stock. In accordance with the merger agreement, the Company also issued 3,877,008 shares of Common Stock with a fair value of $23.0 million to investors in the Company's 1998 Offering, former preferred stockholders of Procept, and certain other holders of Common Stock, in exchange for the elimination of certain contractual obligations incurred in connection with the 1998 Offering, the Procept acquisition and other transactions. In addition, the Company issued 546,000 shares of Common Stock, at a fair market value of $1.1 million, as consideration for the fee due to the placement agent (see Item 13—Certain Relationships and Related Transactions) involved in the HDC transaction.

        At December 31, 2001, the Company's aggregate cash and cash equivalents were $1.3 million, a net decrease of $1.7 million from the end of the prior year. This decrease comprises $1.7 million of cash used to fund operations, the receipt of $100,000 relating to the sale of assets and the use of $100,000 for payments on capital leases.

Recently Issued Financial and Accounting Standards

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("FAS") 145, "Rescission of FAS 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002." This Statement amends FAS 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. FAS 145 is effective for fiscal years beginning after December 31, 2002. The Company does not anticipate that the adoption of FAS 145 will have a material impact on its consolidated financial statements.

        In June 2002, the FASB issued FAS 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 is effective for fiscal years beginning after December 31, 2002. The Company does not anticipate that the adoption of FAS 146 will have a material impact on its consolidated financial statements.

        In July 2002, the EITF released EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") for comment. EITF 00-21 addresses revenue recognition for arrangements with multiple deliverables. The draft of EITF 00-21 was approved in November 2002 and is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003, with early adoption permitted. The Company does not anticipate that the adoption of EITF 00-21 will have a material impact on its consolidated financial statements.

        In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial statements.

        In December 2002, the FASB issued FAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FAS 123". FAS No. 148 provides additional transition guidance for companies that elect to voluntarily adopt the accounting provisions of FAS 123, "Accounting for Stock-Based Compensation" and is intended to encourage the adoption of the accounting provisions of FAS 123. Under the provisions of FAS 148, companies that choose to adopt the accounting provisions of FAS 123 will be permitted to select from three transition methods: the prospective method, the modified prospective method and the retroactive restatement method. FAS 148 requires certain new disclosures that are incremental to those required by FAS 123, which must also be made in interim financial statements. The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The adoption of FAS 148 did not have a material impact on the Company's consolidated financial statements.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not anticipate that the adoption of FIN 46 will have a material impact on its consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

        The consolidated financial statements, together with the report thereon of independent accountants, are included in Part IV, Item 15(a)(1) and are incorporated herein by reference.

Quarterly Results of Operations

        The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2002. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with the audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

QUARTERLY FINANCIAL DATA

	2002 Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
Total revenue	$3,811	$2,359	$1,156	$465
Net loss	$(269,164)	$(277,000)	$(245,971)	$(203,471)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding	32,490,948	32,490,948	32,490,948	32,490,948
	2001 Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
Total revenue	$33,079	$20,091	$13,055	$6,678
Net loss	$(345,225)	$(392,262)	$(334,071)	$(620,897)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted average number of common shares outstanding	32,490,948	32,490,948	32,490,948	32,490,948

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The following table sets forth the name, age and position of each person as of March 1, 2003 who is a director and/or executive officer of the Company:

Elliott H. Vernon	60	Director, Chairman of the Board and Secretary
Salvatore A. Bucci	47	Director, President and Chief Executive Officer
Zola P. Horovitz, Ph.D	68	Director
Richard J. Kurtz	62	Director

        Elliott H. Vernon has been a director of the Company since December 1997 and Chairman of the Board and Secretary of the Company since May 2002. Mr. Vernon has been the Chairman of the Board, President and Chief Executive Officer of HealthCare Integrated Services, Inc., an owner and operator of fixed-site magnetic resonance imaging centers in the Northeast, since its inception in 1991. Mr. Vernon was also one of the founders of Transworld Nurses, Inc., the predecessor of Transworld HealthCare, Inc., a publicly held regional supplier of a broad range of alternate site healthcare services and products. Mr. Vernon is also a principal of Healthcare Financial Corp., LLC, a healthcare financial consulting company engaged primarily in FDA matters. From January 1990 to December 1994, Mr. Vernon was a director, Executive Vice President and General Counsel of Aegis Holdings Corporation, an international provider of financial services through its investment management and capital markets consulting subsidiaries.

        Salvatore A. Bucci has been President and Chief Executive Officer of the Company since February 2001 and a director of the Company since May 2002. Mr. Bucci joined the Company in May 2000 as Senior Vice President and Chief Financial Officer and was appointed Executive Vice President and Chief Financial Officer in October 2000. Prior to joining the Company, Mr. Bucci was Senior Vice President and Chief Financial Officer of DeGeorge Financial Corporation, a publicly traded financial services and contract fulfillment company and was also President and a director of DeGeorge Capital Corp., its mortgage banking subsidiary. Prior to his 1995 to 1999 tenure at DeGeorge, Mr. Bucci served in senior financial roles in the development of several emerging growth businesses, including as Chief Financial Officer of MHI, Ltd., a privately held hospitality company and also as Vice President, Financial Services for First National Realty Associates, Inc., a publicly traded realty brokerage company, during its conversion to public ownership. Previously, Mr. Bucci held management positions in mortgage banking and realty brokerage divisions of Merrill Lynch. Mr. Bucci, a Certified Public Accountant, began his career with Coopers & Lybrand, a predecessor firm to PricewaterhouseCoopers LLP.

        Zola P. Horovitz, Ph.D. has been a director of the Company since 1992. Dr. Horovitz, currently a consultant to pharmaceutical companies, served as Vice President—Business Development and Planning at Bristol-Myers Squibb Pharmaceutical Group, from August 1991 to April 1994, and as Vice President—Licensing, from 1989 to August 1991. Prior to 1989, Dr. Horovitz spent 30 years as a member of the Squibb Institute for Medical Research, most recently as Vice President—Research Planning. He is also a director of six other publicly traded biotechnology and pharmaceutical companies: Avigen, Inc., BioCryst, Inc., Diacrin, Inc., Three Dimension Pharma, Genaera Corporation and Synaptic Pharmaceuticals, Inc. Dr. Horovitz received his Ph.D. from the University of Pittsburgh.

        Richard J. Kurtz has been a director of the Company since the acquisition of HDC in January 2000. Mr. Kurtz has been Chairman of the Board of Digital Products of Delaware, Inc., a company engaged in providing electronic marketing products and services to the criminal justice and corrections industry, since August 1999. Mr. Kurtz has also been the Chairman of the Board of Directors of Urecoats Industries, Inc., a publicly traded corporation in the sealant and coating business, since February 1999. He has been the President and Chief Executive Officer of the Kamson Corporation, a privately held corporation, for over twenty years. Kamson Corporation owns and operates real estate investment properties in the Northeastern United States. Mr. Kurtz received his B.A. from the University of Miami in 1962.

Item 11. Executive Compensation.

Summary Compensation Table

        The following table sets forth certain compensation information as to the chief executive officer of the Company, who is the only executive officer of the Company (the "Named Executive Officers"), for each of the years ended December 31, 2002, 2001 and 2000:

SUMMARY COMPENSATION TABLE

Long Term Compensation Awards
Annual Compensation
Name and Principal Position				Securities Underlying Options(#)	All Other Compensation ($)
	Year	Salary($)	Bonus($)
Salvatore A. Bucci(1) President and Chief Executive Officer	2002 2001 2000	200,000 200,000 90,968	0 25,000 18,750	0 0 325,000	0 0 0

(1)
Mr. Bucci has been the President and Chief Executive Officer of the Company since February 2001, succeeding the prior President and Chief Executive Officer whose employment with the Company terminated on December 31, 2000. Mr. Bucci joined the Company in May 2000 as Senior Vice President and Chief Financial Officer. In October 2000, Mr. Bucci was named Executive Vice President and Chief Financial Officer. His compensation arrangements are discussed under "Executive Employment Contract" below.

Fiscal Year-End Option Values

        The following table provides information regarding exercisable and unexercisable stock options held by the Named Executive Officers as of December 31, 2002:

FISCAL YEAR-END OPTION VALUES

Name and Principal Position	Shares Acquired on Exercise(#)	Value Realized($)	Fiscal Year-End(#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End($) Exercisable/ Unexercisable(1)
Salvatore A. Bucci	0	0	162,500/162,500	0/0

(1)
Based on the difference between the option exercise price and the closing price of the underlying Common Stock on December 31, 2002, which closing price was $0.025.

Compensation of Directors

        Certain members of the Company's Board of Directors received fees in connection with their service to the Company as members of the Board of Directors and, in certain cases, were also compensated as consultants by the Company. Mr. Vernon and Dr. Horovitz were each paid $10,000 for their services as directors during each of the years ended December 31, 2002, 2001 and 2000. In addition, Mr. Vernon was paid $50,000 as remuneration for his consulting services to the Company during fiscal 2002 and 2001. Mr. Weiss, a director of the Company until his resignation on May 7, 2002 was paid $3,333 and $10,000 for his services as a director during the years ended December 31, 2002 and 2001, respectively. Mr. Weiss was also paid $16,667 and $50,000 as remuneration for his consulting services to the Company during fiscal 2002 and 2001, respectively.

Executive Employment Contract

        Provided below is information concerning the employment arrangement that the Company has entered into with its executive officer.

        Salvatore A. Bucci.    On May 25, 2000, the Company and Mr. Bucci entered into an employment agreement (the "Original Agreement") providing for Mr. Bucci to serve as Senior Vice President and Chief Financial Officer of the Company for a period of two years. On October 6, 2000, Mr. Bucci was appointed Executive Vice President and Chief Financial Officer and on February 9, 2001, Mr. Bucci was named President and Chief Executive Officer. The Original Agreement entitled Mr. Bucci to receive a minimum annual base salary of $150,000 and a minimum annual bonus of $25,000, which minimum annual bonus was required to be paid to Mr. Bucci in quarterly installments over the term of the Original Agreement. The amount of Mr. Bucci's actual bonus is determined annually by the Compensation Committee in light of his and the Company's performance over the prior year. Mr. Bucci also received an option to purchase 325,000 shares of Common Stock, with vesting to occur in equal annual installments over a four year period. If the company terminates Mr. Bucci's employment without cause, or if Mr. Bucci terminates his employment because there has been a change of control of the Company, then Mr. Bucci is entitled to receive (i) severance payments in a lump sum equal to one-half of his most recent base salary plus one-half of the amount of cash bonus most recently awarded, and (ii) immediate vesting and exercisability of any unvested options then held by Mr. Bucci. Effective with Mr. Bucci's appointment as President and Chief Executive Officer, the Company and Mr. Bucci amended the terms of the Original Agreement (the "Amended Agreement"). The Amended Agreement provided for (i) a minimum annual base salary of $200,000, effective January 1, 2001; (ii) a bonus of $25,000, which was paid upon execution of the Amended Agreement; and (iii) the elimination of the minimum annual bonus. The Amended Agreement expired on May 25, 2002. At a meeting of the Board of Directors on May 10, 2002, the Board of Directors determined to continue the employment of Mr. Bucci as the Company's President and Chief Executive Officer upon the salary and with the health benefits and other perquisites as were provided in the Amended Agreement.

Compensation Committee Report on Executive Compensation

        During fiscal 2002, the Compensation Committee of the Board of Directors ("Compensation Committee") consisted of Zola P. Horovitz, Ph.D. and Michael S. Weiss until May 7, 2002, the effective date of Mr. Weiss's resignation from the Board of Directors of the Company. From May 10, 2002 through December 31, 2002, the Compensation Committee consisted of Dr. Horovitz and Elliott H. Vernon. The Compensation Committee's responsibilities include: (i) reviewing the performance of the Chief Executive Officer and the other executive officers of the Company and making determinations as to their cash and equity-based compensation and benefits, and (ii) administration of employee stock option grants and stock awards. During fiscal 2002, the Board of Directors deliberated on behalf of the Compensation Committee, which did not meet during fiscal 2002. The Compensation Committee submits this report on compensation policies and actions during fiscal 2002 with respect to Mr. Bucci, in his capacity as President and Chief Executive Officer of the Company.

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

Chief Executive Officer Compensation

        Salvatore A. Bucci has served as the Chief Executive Officer since February 2001. Pursuant to his amended employment agreement, which expired on May 25, 2002, Mr. Bucci was entitled to receive a base salary of $200,000 per annum. Mr. Bucci was also eligible to receive bonus compensation, which amount and form are determinable and at the discretion of the Compensation Committee or the Board of Directors of the Company. At a meeting of the Board of Directors on May 10, 2002, the Board determined to continue the employment of Mr. Bucci as the Company's Chief Executive Officer upon the salary and with the health benefits and other perquisites as were provided in the amended employment agreement.

Compensation of Other Executive Officers

        Mr. Bucci was the sole executive officer of the Company during fiscal 2002.

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

                      By the Compensation Committee,
                      Zola P. Horovitz, Ph.D.
                      Elliott H. Vernon

Compensation Committee Interlocks and Insider Participation

        All of the members of the Compensation Committee are non-employee directors of the Company and are not former officers of the Company.

STOCK PERFORMANCE GRAPH

        The following graph compares the cumulative stockholder returns on the Common Stock over the five year period from December 31, 1997 to December 31, 2002, as compared with that of the Media General ("MG") Biotechnology Index and the S&P 500 Composite Index during the same period. The graph assumes an initial investment of $100 on December 31, 1997 in the Common Stock, the MG Biotechnology Index and the S&P 500 Composite Index, with all dividends, if any, being reinvested.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG PALIGENT INC., MG BIOTECHNOLOGY INDEX
AND S&P COMPOSITE INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 1997
ASSUMES DIVIDENDS, IF ANY, REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2002

	12/31/1997	12/31/1998	12/31/1999	12/31/2000	12/31/2001	12/31/2002
PALIGENT INC.	$100.00	$25.00	$36.88	$0.63	$0.31	$0.25
MG BIOTECHNOLGY INDEX	$100.00	$144.47	$314.71	$368.28	$308.25	$198.80
S&P COMPOSITE INDEX	$100.00	$128.58	$155.64	$141.46	$124.65	$97.10

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

        The following table and footnotes set forth certain information regarding the beneficial ownership of Common Stock as of May 12, 2003 by (i) the only persons known to the Company to be beneficial owners of more than 5% of Common Stock, (ii) the Named Executive Officers, (iii) each director, and (iv) all current executive officers and directors as a group.

	Common Stock Beneficially Owned(1)
Beneficial Owner
	Shares		Percent
Richard J. Kurtz	18,716,352	(2)	55.51
Lindsay A. Rosenwald, M.D.	3,623,907	(3)	10.18
Elliott H. Vernon	338,191	(4)	1.03
Zola P. Horovitz, Ph.D.	239,978	(5)	*
Salvatore A. Bucci	243,750	(6)	*
All current executive officers and directors as a group (4 persons)	19,538,271	(7)	56.75

*
Indicates less than 1%

(1)
Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by such stockholder, subject to community property laws where applicable. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days of May 12, 2003 are treated as outstanding solely for the purpose of calculating the amount and percentage of shares beneficially owned by the holder of such options or warrants.

(2)
Reported ownership consists of: (i) 17,490,304 outstanding shares of Common Stock; (ii) 168,006 shares issuable upon exercise of 1998 Unit Purchase Options; (iii) 76,219 shares issuable upon exercise of Class C Warrants issuable on exercise of 1998 Unit Purchase Options; (iv) 134,222 shares issuable upon exercise of 1997 Unit Purchase Options originally issued by Procept; (v) 13,732 shares issuable upon exercise of Class A Warrants issuable upon exercise of 1997 Unit Purchase Options originally issued by Procept; (vi) 5,432 shares issuable upon exercise of 1995 Unit Purchase Options originally issued by Procept; (vii) 6,790 shares issuable upon exercise of Class A Warrants issuable upon exercise of 1995 Unit Purchase Options originally issued by Procept; (viii) 191,647 shares issuable upon exercise of Class A Warrants originally issued by Procept; and (ix) 630,000 shares issuable upon exercise of Class D Warrants.

(3)
Reported ownership consists of: (i) 436,418 shares of Common Stock; (ii) 936,954 shares issuable upon exercise of 1998 Unit Purchase Options; (iii) 425,069 shares issuable upon exercise of Class C Warrants issuable on exercise of 1998 Unit Purchase Options; (iv) 843,445 shares issuable upon exercise of 1997 Unit Purchase Options originally issued by Procept; (v) 86,292 shares issuable upon exercise of Class A Warrants issuable upon exercise of 1997 Unit Purchase Options originally issued by Procept; (vi) 20,879 shares issuable upon exercise of 1995 Unit Purchase Options originally issued by Procept; (vii) 26,099 issuable upon exercise of Class A Warrants issuable upon exercise of 1995 Unit Purchase Options originally issued by Procept; (viii) 781,758 shares issuable upon exercise of Class E Warrants; and (ix) 66,993 shares of Common Stock held by Paramount Capital Investments, LLC, of which Dr. Rosenwald is sole and managing member.

(4)
Includes 228,991 shares issuable to Mr. Vernon upon the exercise of options currently exercisable.

(5)
Represents shares issuable to Dr. Horovitz upon the exercise of options currently exercisable.

(6)
Represents shares issuable to Mr. Bucci upon the exercise of options currently exercisable.

(7)
Includes 631,469 shares issuable to directors and executive officers upon the exercise of options currently exercisable or exercisable within 60 days of May 12, 2003.

Equity Compensation Plans

        The following table sets forth information as of December 31, 2002 with respect to the Company's equity compensation plan, for which common stock of the Company is authorized for issuance. The Company's equity compensation plan has been approved by the Company's security holders (see Note 5 in the Notes to Consolidated Financial Statements for a description of the Company's plan).

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price per Share of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	5,329,660	$2.17	5,373,803

Item 13. Certain Relationships and Related Transactions.

Transactions with Directors and Officers

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

        On June 14, 2000, the Company licensed to Indevus Pharmaceuticals, Inc., formerly Interneuron Pharmaceuticals, Inc. ("Indevus"), the exclusive, worldwide rights to develop and market PRO 2000 Gel (the "PRO 2000 License"). Glenn L. Cooper, M.D., a director of the Company at the time of the agreement, is the President and Chief Executive Officer of Indevus. In addition, the former principal stockholder of the Company is a stockholder of Indevus. Pursuant to the terms of the PRO 2000 License, the Company received an up-front payment of $500,000, which is included in other income for the year ended December 31, 2000. The Company retains certain future rights to PRO 2000 Gel under the PRO 2000 License, including (i) provisions for the receipt of additional payments based upon the achievement of certain milestones; and (ii) royalties from future commercial sales of PRO 2000 Gel, if any. Under the terms of the PRO 2000 License, Indevus is responsible for all remaining development and commercialization activities for PRO 2000 Gel and has an option, for a limited period of time following the completion of the Phase III efficacy trial, to purchase the future royalty rights relating to PRO 2000 Gel. The Company, however, has no further obligation to fund research and development for PRO 2000 Gel. On April 11, 2003, the Company and Indevus executed an amendment to the PRO 2000 License (the "PRO 2000 Amendment"). Upon execution of the PRO 2000 Amendment, the Company received $500,000 from Indevus in exchange for (i) the elimination of the $500,000 milestone payment that was to be paid under the PRO 2000 License upon the initiation of a Phase II safety trial (planned to begin later in 2003); and (ii) a second option, upon which exercise the Company would receive an additional payment of $500,000, to acquire all of the Company's rights, title and interest to PRO 2000 Gel as set forth in the PRO 2000 License, provided that such second option is exercised prior to September 30, 2004.

        On June 30, 2000, the Company issued 34,678 Class E Warrants to Michael S. Weiss, formerly Chairman of the Board of Directors of the Company, in exchange for warrants to purchase shares of Series A Convertible Preferred Stock of BGDC. The Warrants are exercisable at $2.11 per share and expire on June 30, 2004.

        On October 17, 2000, the Company entered into a non-binding letter of intent to acquire WWH Insurance Services, Inc. ("WWH"), a privately held national independent distributor of life and health insurance products. Philip C. Pauze, then a director of the Company, was also then a director and stockholder of WWH. The acquisition of WWH was expected to broaden the Company's reach into products and services for senior citizens, beyond that originally anticipated with the acquisition of HDC, whose operations were primarily Web-centric. WWH targets consumers through direct marketing channels; primarily, via cable television programs whose audience meets the demographic profile of WWH's target market. During the due diligence review period, the Company advanced $50,000 to WWH to pay for operating expenses. In December 2000, the Company determined not to proceed with the acquisition of WWH.

        On October 13, 2000, Procept entered into an agreement with AOI Pharmaceuticals Inc. ("AOI") to sublicense its exclusive worldwide patent rights and know-how relating to O6-BG (the "Sublicense Agreement"). Mr. Weiss, then a director of the Company, is the Chairman of the Board of AOI. In addition, the then principal stockholder of the Company is a stockholder of an affiliate of AOI. Pursuant to the Sublicense Agreement, Procept sublicensed all development and licensing rights to AOI in exchange for future royalties on net sales of O6-BG. The agreement also provides for cash payments to Procept based upon the achievement of certain developmental milestones. In addition, AOI assumed all financial obligations of Procept relating to its licensing of worldwide patent rights as of the effective date of the agreement. On February 28, 2002, Procept and the United States Public Health Service ("PHS") executed an exclusive Patent License Agreement (the "New License Agreement"), which superceded the license agreement dated February 6, 1998 between Procept and The Penn State Research Foundation ("PSRF") (the "Original License Agreement"). The New License Agreement affirms Procept's worldwide patent rights to O6-Benzylguanine ("O6-BG") and related compounds, and acknowledges the Sublicense Agreement, as of the date executed by Procept and AOI. At the time of executing the New License Agreement, Procept paid to PHS a one-time license issue royalty fee of $86,000 for outstanding patent prosecution costs accrued at December 31, 2001. In connection with the execution of the New License Agreement, Procept, together with the National Cancer Institute ("NCI") and AOI, also executed an amendment to the Cooperative Research and Development Agreement ("CRADA"), originally executed with the NCI in August 1998 (the "Amended CRADA"), pursuant to which AOI replaced Procept as Collaborator (i.e., the research and development partner). Under terms of the Amended CRADA, AOI assumed direct responsibility for all remaining research and payment obligations, effective as of February 28, 2002. As part of the Amended CRADA, Procept made a final payment of $200,000 to NCI for production and clinical distribution costs relating to O6-BG, which costs were accrued at December 31, 2001. Prior to executing the Amended CRADA, AOI was obligated to reimburse Procept for costs that Procept paid, pursuant to, and subsequent to the effective date of, the Sublicense Agreement. Shortly thereafter, Procept and AOI agreed that AOI would defer its reimbursement to Procept for costs that Procept had paid relating to its maintenance of patent rights and CRADA obligations until the execution of the New License Agreement and the Amended CRADA. As of December 31, 2001, such reimbursable costs amounted to $137,000. On February 28, 2002, AOI paid to the Company the total balance of deferred reimbursable costs. In May 2002, Procept executed an amendment to the New License Agreement (the "Amendment"). The Amendment clarified language in the New License Agreement pertaining to future sublicensing agreements, in the event that such agreements were to be executed. In addition, the Company, together with PHS, PSRF, AOI and the University of Chicago ("UC"), also executed, in May 2002, a Comprehensive Release Agreement (the "Release Agreement"). The Release Agreement provides for the irrevocable and absolute release of the Company by PHS, PSRF and UC from any and all claims or obligations arising out of, or related to the Original License Agreement. The Release Agreement was made part of the New License Agreement.

Transactions with Paramount Affiliates

        Various entities affiliated with Paramount Capital Investments, LLC, of which Lindsay A. Rosenwald, M.D. is sole and managing member (see Item 12. "Security Ownership of Certain Beneficial Owners and Management") were significant stockholders of the Company at the time that the following transactions transpired. The entities collectively referred to as the "Paramount Affiliates" include various "Aries" Funds, Paramount Capital Investments, LLC, Paramount Capital, Incorporated, Paramount Capital Asset Management, Inc. and Lindsay A. Rosenwald, M.D. Mark C. Rogers, M.D., President and Chief Executive Officer of Paramount Capital, Incorporated was a member of the Company's Board of Directors from 1997 until August 2000.

        Under an agreement dated October 26, 1999, the Company engaged Paramount as a financial advisor in connection with its proposed transaction to acquire HDC. In March 2000, commensurate with the merger with HDC, the Company issued 546,000 shares of Common Stock as consideration for the fee due under this agreement, with a fair market value of $1.1 million.

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

PART IV

Item 14. Controls and Procedures

        As of a date within 90 days prior to the filing of this Annual Report on Form 10-K (the "Evaluation Date"), an evaluation was performed under the supervision of the Company's Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of the Evaluation Date. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)
Documents filed as part of this Form 10-K

(1)
Financial Statements.

  (2)
  Financial Statement Schedules.

        All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or are included in the Notes to Consolidated Financial Statements.

  (3)
  Exhibits.

No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on June 26, 2000. Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, Commission File No. 333-45168, and incorporated herein by reference.
3.2	Certificate of Ownership and Merger of Paligent Inc. into HeavenlyDoor.com, Inc., filed with the Secretary of State of Delaware on December 28, 2000, to be effective as of December 31, 2000. Filed as Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 2000, Commission File No. 0-21134, and incorporated herein by reference.
3.3	By-laws of Paligent Inc. Filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, Commission File No. 33-57188, and incorporated herein by reference.
4.1	Form of Class C Warrant to Purchase Common Stock dated April 9, 1998, including Schedule of Holders. Filed as Exhibit 4.18 to the Company's Registration Statement on Form S-3, Commission File No. 333-51245, and incorporated herein by reference.

4.2	Class A Warrants (originally issued by Procept, Inc.) held by a Schedule of Holders. Filed as Exhibit 4.3 to the Company's Form 8-K filed on March 31, 1999, Commission File No. 0-21134, and incorporated herein by reference.
4.3	Aries Warrants (originally issued by Procept, Inc.) held by The Aries Trust and Aries Domestic Fund, L.P. Filed as Exhibit 4.5 to the Company's Form 8-K, filed on March 31, 1999, Commission File No. 0-21134, and incorporated herein by reference.
4.4	1995 Unit Purchase Options (originally issued by Procept, Inc.) held by a Schedule of Holders. Filed as Exhibit 4.1 to the Company's Form 8-K filed on March 31, 1999, Commission File No. 0-21134, and incorporated herein by reference.
4.5	1997 Unit Purchase Options (originally issued by Procept, Inc.) held by a Schedule of Holders. Filed as Exhibit 4.2 to the Company's Form 8-K filed on March 31, 1999, Commission File No. 0-21134, and incorporated herein by reference.
4.6	Common Stock Purchase Warrant issued in June 1999 to Wound Healing of Oklahoma. Filed as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-21134, and incorporated herein by reference.
4.7	Class D Warrants issued in June 1999 to a Schedule of Holders. Filed as Exhibit 4.2 to the Company's Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-21134, and incorporated herein by reference.
4.8	Form of Unit Purchase Option, including Schedule of Holders. Filed as Exhibit 4.2 to the Company's Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-21134, and incorporated herein by reference.
4.9	The 1998 Equity Incentive Plan, as amended through June 30, 1999. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 999, Commission File No. 0-21134, and incorporated herein by reference.
4.10	The 1994 Employee Stock Purchase Plan, as amended. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-21134, and incorporated herein by reference.
10.1	Lease for 369 Lexington Avenue, New York, New York, dated April 19, 2000 between the Company and 369 Lexington Avenue Co., L.P. Filed as Exhibit 10.1 to the Company's Form 10-K for the year ended December 31, 2000, Commission File No. 0-21134, and incorporated herein by reference.
10.2	License Agreement by and between the Company and Interneuron Pharmaceuticals, Inc., now known as Indevus Pharmaceuticals, Inc., dated June 14, 2000. Filed as Exhibit 10.21 to the Company's Form 10-Q for the quarter ended June 30, 2000, Commission File No. 0-21134, and incorporated herein by reference. (The Company submitted a confidentiality request for certain parts of this exhibit.)
10.3	Executive Employment Agreement dated as of May 25, 2000, as amended February 9, 2001, between the Company and Salvatore A. Bucci. Filed as Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 2000, Commission File No. 0-21134, and incorporated herein by reference.
10.4	Sublicense Agreement by and between Procept, Inc. and AOI Pharmaceuticals Inc., dated as of October 13, 2000. Filed as Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 2000, Commission File No. 0-21134, and incorporated herein by reference.
10.5	Second Extension to the Consulting and Confidentiality Agreement dated February 9, 2001 between the Company and Michael S. Weiss. Filed as Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 2001, Commission File No. 0-21134, and incorporated herein by reference.

10.6	Second Extension to the Consulting and Confidentiality Agreement dated February 9, 2001 between the Company and Elliott H. Vernon. Filed as Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 2001, Commission File No. 0-21134, and incorporated herein by reference.
10.7	Second Extension to the Consulting and Confidentiality Agreement dated February 9, 2001 between the Company and Zola P. Horovitz, Ph.D. Filed as Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 2001, Commission File No. 0-21134, and incorporated herein by reference.
10.8	Third Extension to the Consulting and Confidentiality Agreement dated May 16, 2001 between the Company and Michael S. Weiss. Filed as Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 2001, Commission File No. 0-21134, and incorporated herein by reference.
10.9	Third Extension to the Consulting and Confidentiality Agreement dated May 16, 2001 between the Company and Elliott H. Vernon. Filed as Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 2001, Commission File No. 0-21134, and incorporated herein by reference.
10.10	Third Extension to the Consulting and Confidentiality Agreement dated May 16, 2001 between the Company and Zola P. Horovitz, Ph.D. Filed as Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 2001, Commission File No. 0-21134, and incorporated herein by reference.
10.11	Fourth Extension to the Consulting and Confidentiality Agreement dated January 2, 2002 between the Company and Michael S. Weiss. Filed as Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2001, Commission File No. 0-21134, and incorporated herein by reference.
10.12	Fourth Extension to the Consulting and Confidentiality Agreement dated January 2, 2002 between the Company and Elliott H. Vernon. Filed as Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 2001, Commission File No. 0-21134, and incorporated herein by reference.
10.13	Fourth Extension to the Consulting and Confidentiality Agreement dated January 2, 2002 between the Company and Zola P. Horovitz, Ph.D. Filed as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 2001, Commission File No. 0-21134, and incorporated herein by reference.
10.14	Patent License Agreement dated February 28, 2002 between Procept, Inc. and the United States Public Health Service. Filed as Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 2001, Commission File No. 0-21134, and incorporated herein by reference.
10.15	Amendment No. 2 to the Cooperative Research and Development dated February 28, 2002 between Procept, Inc. and the National Cancer Institute. Filed as Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 2001, Commission File No. 0-21134, and incorporated herein by reference.
10.16	First Amendment to Exclusive License Agreement dated May 17, 2002 between Procept, Inc. and the United States Public Health Service. Filed as Exhibit 10.16 to the Company's Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-21134, and incorporated herein by reference.
10.17	Comprehensive Release Agreement dated May 29, 2002 between Procept, Inc., the United States Public Health Service, The Penn State Research Foundation, the University of Chicago and AOI Pharmaceuticals, Inc. Filed as Exhibit 10.17 to the Company's Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-21134, and incorporated herein by reference.

10.18	Amendment to the License Agreement by and between the Company and Indevus Pharmaceuticals, Inc., dated as of April 10, 2003. Filed as Exhibit 10.18 to the Company's Form 8-K, filed on April 18, 2003, Commission File No. 0-21134, and incorporated herein by reference.
21.1	Schedule of subsidiaries of the Company. Filed as Exhibit 21.1 to the Company's Form 10-K for the year ended December 31, 2001, Commission File No. 0-21134, and incorporated herein by reference.
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants to the Company. Filed herewith.
99.1	Certification of Chief Executive Officer and principal financial officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
  (b)
  Reports on Form 8-K

    Current Report on Form 8-K dated April 11, 2003 filed with the Securities and Exchange Commission on April 18, 2003 relating to the Amendment to the License Agreement between the Company and Indevus Pharmaceuticals, Inc. dated as of April 10, 2003.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Paligent Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 30 present fairly, in all material respects, the financial position of Paligent Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from operations since inception, has working capital and stockholders' deficits and has limited cash to fund its operations in 2003. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

New York, New York
April 14, 2003

PALIGENT INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$153,046	$1,298,266
Due from related party	—	137,091
Prepaid expenses and other current assets	94	1,764

Total current assets	153,140	1,437,121
Property and equipment, net	75,789	110,954
Security deposits	77,582	77,582
Other assets	33,669	24,610

Total assets	$340,180	$1,650,267

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$95,061	$33,069
Accrued compensation	10,037	7,549
Accrued professional services	75,000	139,000
Accrued patent and research costs	—	285,859
Current portion of capital lease obligations	20,383	22,365

Total current liabilities	200,481	487,842

Deferred rent	32,342	36,496

Security deposit payable	20,000	20,000

Capital lease obligations	20,545	43,511

Commitments (Note 8)
Stockholders' equity:
Common stock, $.01 par value; 75,000,000 shares authorized; 32,490,948 shares issued and outstanding at December 31, 2002 and 2001, respectively	324,910	324,910
Additional paid-in capital	154,634,974	154,634,974
Accumulated deficit	(154,893,072)	(153,897,466)

Total stockholders' equity	66,812	1,062,418

Total liabilities and stockholders' equity	$340,180	$1,650,267

The accompanying notes are an integral part of the consolidated financial statements.

PALIGENT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2002	2001	2000
Interest income	$7,791	$72,903	$253,673

Costs and expenses:
Research and development (includes $3,809,587 of non-cash compensation charges in 2000)	—	285,859	4,695,892
Sales and marketing	—	—	1,135,522
General and administrative (includes $15,435,688 of non-cash compensation charges in 2000)	1,003,397	1,459,688	23,408,536
Impairment of goodwill	—	—	20,030,684

Total costs and expenses	1,003,397	1,745,547	49,270,634

Loss from operations	(995,606)	(1,672,644)	(49,016,961)
Other (expense) income	—	(19,811)	1,032,266

Net loss	$(995,606)	$(1,692,455)	$(47,984,695)

Basic and diluted net loss per common share	$(0.03)	$(0.05)	$(1.55)

Weighted average number of common shares outstanding—basic and diluted	32,490,948	32,490,948	30,916,918

The accompanying notes are an integral part of the consolidated financial statements.

PALIGENT INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the years ended December 31,
	2002	2001	2000
Net loss	$(995,606)	$(1,692,455)	$(47,984,695)
Other comprehensive loss:
Reversal of unrealized gain on investments	—	—	(98,323)

Comprehensive loss	$(995,606)	$(1,692,455)	$(48,083,018)

The accompanying notes are an integral part of the consolidated financial statements.

PALIGENT INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

	Common Stock					Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit		Total Stockholders' Equity
	Shares	Par Value
Balance at December 31, 1999	14,970,818	$149,709	$87,194,700	$(2,187,710)	$(81,044,361)	$98,323	$4,210,661
Shares issued in connection with:
Acquisition of Heaven's Door Corporation	10,919,655	109,197	22,686,303	—	—	—	22,795,500
Relinquishment of contractual rights	3,877,008	38,770	20,857,225	2,124,960	(23,020,955)	—	—
Payment of placement agent	546,000	5,460	1,134,318	—	—	—	1,139,778
Exercise of options	76,560	766	153,122	—	—	—	153,888
Exercise of warrants	59,241	591	192,199	—	—	—	192,790
Payment to consultants	750,000	7,500	4,446,000	—	—	—	4,453,500
Exercise of Class C warrants	1,291,666	12,917	3,242,083	—	(155,000)	—	3,100,000
Compensation expense associated with variable stock options	—	—	14,729,024	—	—	—	14,729,024
Amortization of deferred compensation	—	—	—	62,750	—	—	62,750
Reversal of unrealized gain on investments	—	—	—	—	—	(98,323)	(98,323)
Net loss	—	—	—	—	(47,984,695)	—	(47,984,695)

Balance at December 31, 2000	32,490,948	324,910	154,634,974	—	(152,205,011)	—	2,754,873
Net loss	—	—	—	—	(1,692,455)	—	(1,692,455)

Balance at December 31, 2001	32,490,948	324,910	154,634,974	—	(153,897,466)	—	1,062,418
Net loss	—	—	—	—	(995,606)	—	(995,606)

Balance at December 31, 2002	32,490,948	$324,910	$154,634,974	$—	$(154,893,072)	$—	$66,812

The accompanying notes are an integral part of the consolidated financial statements.

PALIGENT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(995,606)	$(1,692,455)	$(47,984,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,783	65,318	4,600,013
Impairment of goodwill	—	—	20,030,684
Loss (gain) on sale of property and equipment, net of write-offs	—	19,811	(122,330)
Gain on sale of investment	—	—	(234,100)
Compensation charge associated with variable stock options	—	—	14,729,024
Compensatory stock and stock option expense	—	—	4,516,251
Deferred rent	(4,154)	30,685	(61,506)
Changes in operating assets and liabilities, net of acquisitions:
Due from related party, prepaid expenses and other current assets	138,761	3,067	128,108
Other assets	(9,059)	(17,227)	(62,166)
Accounts payable	61,992	(155,518)	50,158
Accrued expenses and other current liabilities	(347,371)	(3,699)	(232,180)
Other liabilities	—	20,000	—

Net cash used in operating activities	(1,114,654)	(1,730,018)	(4,642,739)

Cash flows from investing activities:
Capital expenditures	(5,618)	—	(160,598)
Proceeds from sales of assets	—	117,100	158,166
Proceeds from sale of investment	—	—	405,753
Cash acquired in acquisition	—	—	17,831

Net cash (used in) provided by investing activities	(5,618)	117,100	421,152

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	—	153,888
Proceeds from exercise of common stock warrants	—	—	3,292,790
Principal payments on notes payable	—	—	(290,019)
Principal payments on capital lease obligations	(24,948)	(60,506)	(37,907)

Net cash (used in) provided by financing activities	(24,948)	(60,506)	3,118,752

Net change in cash and cash equivalents	(1,145,220)	(1,673,424)	(1,102,835)
Cash and cash equivalents at beginning of year	1,298,266	2,971,690	4,074,525

Cash and cash equivalents at end of year	$153,046	$1,298,266	$2,971,690

Supplemental disclosure of cash flow information:
Interest paid	$10,149	$16,056	$25,319

Supplemental disclosure of non-cash investing and financing activities:
Fair value of common stock issued to acquire Heaven's Door Corporation	—	—	$23,935,275

Debt assumed from the acquisition of Heaven's Door Corporation	—	—	$290,019

Fair value of common stock issued in exchange for certain contractual obligations	—	—	$23,020,955

Fair value of common stock issued to consultants	—	—	$4,453,500

Capital lease obligation incurred for the acquisition of equipment	—	—	$145,072

The accompanying notes are an integral part of the consolidated financial statements.

PALIGENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF BUSINESS

        Paligent Inc. together with its subsidiaries (collectively, "Paligent" or the "Company") is presently seeking business opportunities to maximize value for its shareholders. In 2001, Paligent significantly reduced its operating costs following the disposition of its Internet business and the out-licensing of its remaining biotechnology assets in 2000. All employees have been released, except for the Company's chief executive officer, and the Company has subleased a substantial portion of its office facility and related equipment. Throughout 2002 and 2001, the Company evaluated various strategic alternatives, including acquisitions of new operating businesses and technologies as well as potential merger opportunities.

        From its inception in 1985 through 1999, Paligent operated, under the name Procept, Inc., as a biotechnology company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. In March 1999, the Company acquired Pacific Pharmaceuticals, Inc., a company engaged in the development of cancer therapies. During 1999, the Company's principal efforts were devoted to drug development, human clinical trials and partnership commercialization focusing on two biotechnology compounds, PRO 2000 Gel and O6-Benzylguanine ("O6-BG").

        In January 2000, the Company acquired Heaven's Door Corporation ("HDC"), a company that provided business-to-business and business-to-consumer products and services for the funeral service industry over the Internet. Effective with the acquisition of HDC, the Company's name was changed from Procept, Inc. to HeavenlyDoor.com, Inc. and the Company's subsidiary, Pacific Pharmaceuticals, Inc., was renamed Procept, Inc. (hereinafter referred to as "Procept"). Subsequent to the merger with HDC, the Company closed its research facilities and out-licensed PRO 2000 Gel and O6-BG. Under the terms of the out-licensing agreements, the Company retains certain future rights, including the receipt of payments based on the achievement of certain milestones as well as royalties from commercial sales, if any (see Note 10).

        Beginning in 2000, effective with the merger with HDC, the Company pursued an Internet strategy that focused on promoting and facilitating transactions between consumers, funeral industry service providers and financing institutions. During the fourth quarter of 2000, the Company decided to discontinue the pursuit of its Internet strategy after a sustained period of deterioration in the Internet and technology sectors and related capital markets. Shortly thereafter, the Company entered into an agreement to sell all of its Web-based assets and Internet funeral service operations, including the name "HeavenlyDoor.com," and ceased its Internet activities. In connection with this agreement, the Company's name was again changed, on December 31, 2000, from HeavenlyDoor.com, Inc. to Paligent Inc.

        Since inception, the Company has generated no revenue from product sales or services, has not been profitable, and has incurred an accumulated deficit of $154.9 million. As the Company continues to evaluate various strategic alternatives in its quest for new growth areas that will maximize value to existing stockholders, the Company expects to incur additional losses.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries, which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Risks and Uncertainties

        The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has incurred losses from operations since inception, has working capital and stockholders' deficits and has limited cash to fund operations in 2003. Since disposing of its Internet assets and related operations in December 2000, the Company has significantly reduced its operating costs. During April 2003, the Company received $500,000 in connection with the amendment of its license agreement with Indevus Pharmaceuticals, Inc. However, at its present rate of spending, the Company expects that its existing funds and interest income will only be sufficient to fund the Company's current operations into the fourth quarter of 2003. While the Company evaluates strategic alternatives, including potential business investments and related financing, the Company's rate of spending could vary from its current estimate. No assurance can be given that the Company will be able to complete a business investment or that such financing will be available to the Company. If the Company is unable to generate significant revenue from acquired operations, obtain additional revenue from its existing out-licensing of its biotechnology assets, secure additional financing for its present operations or secure sufficient financing for operations resulting from acquisition or merger, the Company will experience a cash shortage in the fourth quarter of 2003, the effect of which could result in the discontinuance of operations. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

        These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        The Company has entered into out-licensing arrangements with respect to two compounds that had been under development by the Company. Accordingly, the Company remains subject to risks common to companies in the biotechnology industries including, but not limited to, development by the Company's licensees, or its competitors, of new technological innovations, dependence on key personnel of its licensees, protection of proprietary technology and compliance by its licensees with United States Food and Drug Administration government regulations.

Use of Estimates

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

Cash and Cash Equivalents

        The Company considers all short-term investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. The Company invests its excess cash in money market instruments. Cash and cash equivalents are maintained at financial institutions in amounts that exceed federally insured limits.

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

        For the years ended December 31, 2002, 2001 and 2000, the Company had stock options and warrants outstanding that were anti-dilutive. These securities could potentially dilute basic EPS in the future and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented. Consequently, there were no differences between basic and diluted EPS for these periods.

Comprehensive Loss

        The Company accounts for comprehensive loss under Statement of Financial Accounting Standards No. ("FAS") 130, "Reporting Comprehensive Income". FAS 130 established standards for reporting and displaying comprehensive income and its components (gains and losses) in a full set of general-purpose financial statements. The statement requires that all components of comprehensive (loss) income be reported in a financial statement and displayed with the same prominence as other financial statement information.

New Accounting Standards

        In April 2002, the Financial Accounting Standards Board ("FASB") issued FAS 145, "Rescission of FAS 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002." This Statement amends FAS 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. FAS 145 is effective for fiscal years beginning after December 31, 2002. The Company does not anticipate that the adoption of FAS 145 will have a material impact on its consolidated financial statements.

        In June 2002, the FASB issued FAS 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 is effective for fiscal years beginning after December 31, 2002. The Company does not anticipate that the adoption of FAS 146 will have a material impact on its consolidated financial statements.

        In July 2002, the EITF released EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") for comment. EITF 00-21 addresses revenue recognition for arrangements with multiple deliverables. The draft of EITF 00-21 was approved in November 2002 and is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003, with early adoption permitted. The Company does not anticipate that the adoption of EITF 00-21 will have a material impact on its consolidated financial statements.

        In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial statements.

        In December 2002, the FASB issued FAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FAS 123". FAS No. 148 provides additional transition guidance for companies that elect to voluntarily adopt the accounting provisions of FAS 123, "Accounting for Stock-Based Compensation" and is intended to encourage the adoption of the accounting provisions of FAS 123. Under the provisions of FAS 148, companies that choose to adopt the accounting provisions of FAS 123 will be permitted to select from three transition methods: the prospective method, the modified prospective method and the retroactive restatement method. FAS 148 requires certain new disclosures that are incremental to those required by FAS 123, which must also be made in interim financial statements. The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The adoption of FAS 148 did not have a material impact on the Company's consolidated financial statements.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not anticipate that the adoption of FIN 46 will have a material impact on its consolidated financial statements.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3—ACQUISITIONS AND DISPOSITIONS

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

        On January 28, 2000, concurrent with the merger with HDC, the number and exercise price of the Variable Options were further adjusted according to the Contractual Rights of the 1998 Offering (the terms "Variable Options," "Contractual Rights" and "1998 Offering" are defined in Note 5). As a result, the Company granted an additional 1,004,224 options and reduced the exercise price of the associated Variable Options from $2.11 per share to $1.56 per share. In addition, the Board of Directors also accelerated the vesting of the Variable Options. Effective with the merger, the number and the associated exercise price of the Variable Options became fixed and accounted for accordingly. As a consequence, a compensation charge of $14,729,024 was recorded in fiscal 2000, resulting from the revaluation under variable plan accounting and the acceleration of the vesting of the Variable Options.

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

NOTE 4—PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	December 31,
	2002	2001
Furniture and fixtures	$82,643	$82,643
Office equipment	46,877	47,417
Leasehold improvements	47,032	47,032

	176,552	177,092
Less: accumulated depreciation and amortization	(100,763)	(66,138)

Property and equipment, net	$75,789	$110,954

        During fiscal 2001, the Company sold equipment with a net book value of $46,911 for $27,100 resulting in a loss of $19,811. During fiscal 2000, the Company sold fully depreciated equipment for a gain of $148,166. The effect of these transactions is included in other expense/income in the accompanying consolidated statements of operations.

        Property and equipment includes the following assets that were acquired pursuant to capital lease arrangements:

	December 31,
	2002	2001
Furniture and fixtures	$69,405	$69,405
Office equipment	25,677	25,677

	95,082	95,082
Less: accumulated depreciation	(40,446)	(33,897)

	$54,636	$61,185

        Depreciation and amortization expense of property and equipment was $40,783, $65,318 and $94,807 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 5—STOCKHOLDERS' EQUITY

Common Stock

Years Ended December 31, 2002 and 2001

        On December 31, 2002 and 2001, the Company had a total of 32,490,948 shares of Common Stock outstanding. During fiscal 2002 and 2001, there were no changes in Common Stock.

Year Ended December 31, 2000

        During fiscal 2000, the Company issued 17,520,130 new shares of Common Stock, of which 16,092,663 were issued in connection with the acquisition of HDC and 1,427,467 shares were issued in connection with the exercise of warrants and options. There were 32,490,948 shares of Common Stock outstanding on December 31, 2000.

        In connection with the acquisition of HDC in January 2000 (see Note 3), each share of HDC stock was converted into approximately 0.81 shares of Common Stock or a total of 10,919,655 shares of the Common Stock. In accordance with the HDC Merger Agreement, the Company also issued 3,877,008 shares of Common Stock with a fair value of $23,020,955 to investors in the Company's 1998 Offering, former preferred stockholders of Procept, and certain other holders of Common Stock, in exchange for the elimination of certain contractual obligations incurred in connection with the 1998 Offering, the Procept acquisition and other transactions. This transaction was accounted for by recording a charge of $23,020,955 directly to equity, which represents the fair market value of the Common Stock issued to those stockholders who relinquished their contractual rights.

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

1998 Equity Incentive Plan

        Under the Company's 1998 Equity Incentive Plan (the "Plan"), which amended and restated the 1989 Stock Plan, the Company is permitted to sell or award Common Stock or to grant stock options for the purchase of Common Stock to employees, officers and consultants up to a maximum of 4,800,000 shares. In February 2000, the Board of Directors approved an amendment to the Plan to increase the number of shares covered by the Plan by 6,000,000, to 10,800,000, which amendment was approved by the Company's stockholders at the June 19, 2000 Annual Meeting of Stockholders. At December 31, 2002, there were 5,373,803 shares available for future grants under the Plan.

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

        The Company accounts for stock-based compensation in accordance with FAS 123, "Accounting for Stock-Based Compensation." Under FAS 123, the fair value at grant date of all stock-based awards is recognized as expense over the vesting period, except that options granted to employees and directors may be accounted for under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is recorded for options granted to employees or directors unless the exercise price is lower than the market value of the underlying stock at grant date. The Company has elected to apply APB 25, and to provide disclosures of net income as if the fair value method in FAS 123 had been applied. Had compensation cost for stock option grants under the Company's stock option plans been determined pursuant to FAS 123, the Company's net loss would have increased accordingly. The required disclosures under FAS 123 as if the Company had applied the new method of accounting are made below.

        During 1999, the Company granted stock options to certain employees, directors and consultants with Contractual Reset Rights, Contractual Anti-Dilution Rights, and Class C Warrant Contractual Rights contained in the 1998 Offering (the "Variable Options"). The Variable Options had an initial exercise price of $5.00 per share. Since the number of options and the associated exercise price were subject to adjustment and not fixed at the grant date, these stock options were accounted for under variable stock option accounting. Accordingly, the Variable Options were revalued on a quarterly basis by measuring the difference between the current exercise price and the fair market value of Common Stock on the respective balance sheet date.

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

        Activity under all stock option plans related to all the incentive stock options and non-qualified stock options for the three years ended December 31, 2002 is listed below:

	Incentive Stock Options	Non-qualified Stock Options	Option Price	Weighted Average Exercise Price
Outstanding at December 31, 1999	2,456,679	1,220,046	$0.70-$138.12	$2.66
Granted	1,145,424	3,183,800	$1.09-$5.00	$3.80
Exercised	—	(76,560)	$2.01	$2.01
Cancelled	—	(2,565,927)	$2.11-$70.19	$4.81

Outstanding at December 31 , 2000	3,602,103	1,761,359	$0.70-$138.12	$2.27
Cancelled	—	(30,000)	$8.75-$10.00	$9.17

Outstanding at December 31, 2001	3,602,103	1,731,359	$0.70-$138.12	$2.23
Cancelled	—	(3,802)	$81.74-$138.12	$97.84

Outstanding at December 31, 2002	3,602,103	1,727,557	$0.70-$89.74	$2.17

        Summarized information about stock options outstanding at December 31, 2002 is as follows:

				Exercisable
		Weighted Average Remaining Contract Life (in years)
Range of Exercise Prices	Number of Options Outstanding		Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.70-$1.45	471,563	7.11	$1.08	309,063	$1.07
$1.56	3,852,561	5.92	$1.56	3,852,561	$1.56
$1.65-$3.65	338,029	6.00	$1.93	321,264	$1.95
$4.25	600,000	7.07	$4.25	600,000	$4.25
$7.93-$89.74	67,507	3.16	$26.93	67,507	$26.93

        Options for the purchase of 5,150,395, 4,856,184 shares and 4,588,155 shares are exercisable at December 31, 2002, 2001 and 2000, respectively.

        The fair value of the 2000 option grants are estimated on the dates of grant using the Black-Scholes option pricing model with the following assumptions:

2000
Dividend yield	None
Expected volatility	100%
Risk free interest rate	4.83%
Expected life of option	5.0

        The weighted average fair value of options granted was $3.43 for 2000.

        Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards made in 2000 consistent with the provisions of FAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts shown below:

	2002	2001	2000
Net loss—as reported	$995,606	$1,692,455	$47,984,695
Adjustment to net loss for proforma stock-based compensation expense	84,025	739,663	1,744,625

Net loss—pro forma	$1,079,631	$2,432,118	$49,729,320

Basic and diluted net loss per common share—as reported	$0.03	$0.05	$1.55

Basic and diluted net loss per common share—pro forma	$0.03	$0.07	$1.61

Common Stock Warrants

        On September 11, 1995, the Company issued Common Stock warrants for a purchase price of $300.00 to purchase 429 shares of Common Stock at an exercise price of $490.00 per share, in connection with investment banking services to the Company. These warrants expired on September 10, 2000.

        On February 14, 1996, the Company issued Common Stock warrants for a purchase price of $220.00 to purchase up to 3,142 shares of Common Stock to Commonwealth Associates at an exercise price of $219.10 per share, in connection with a public financing. These warrants expired on February 14, 2001.

        On May 17, 1996, the Company issued a Common Stock warrant to purchase 11,283 shares of Common Stock at an exercise price of $175.00 per share, in connection with financial advisory services to the Company. This warrant expired on May 16, 2001.

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

        As part of a unit offering in January, February and April of 1998 (the "1998 Offering"), the Company issued five-year Class C Warrants to purchase 1,960,500 shares of Common Stock. The purchasers in the 1998 Offering held certain contractual rights (the "Contractual Rights") requiring contingent additional issuances of Common Stock to the purchasers, (x) based on the market price on April 9, 1999 (the "Contractual Reset Rights"), (y) in the event of future dilutive sales of securities (the "Contractual Anti-Dilution Rights") and (z) as a dividend substitute beginning October 1999 and each six months thereafter (the "Contractual Dividend Rights"). Additionally, the Class C Warrants have contractual rights to reduce the exercise price in the event of future dilutive sales of securities (the "Class C Warrant Contractual Rights"). In the event of (i) a liquidation, dissolution or winding up of the Company, (ii) the sale or other disposition of all or substantially all of the assets of the Company, or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity, the purchasers are entitled to receive an amount equal to 140% of such purchaser's investment as a liquidation "preference." Except in the case of a liquidation, dissolution or winding up of the Company, such payment will be in the form that equity holders will receive, such as in cash, property or securities of the entity surviving the acquisition transaction. In the event of a liquidation, dissolution or winding up, such payment is contingent upon the Company having available resources to make such payment. The Class C Contractual Rights were terminated on January 28, 2000, concurrent with the merger of HDC. The warrants issued in connection with the 1998 Offering were originally issued at an exercise price of $5.00 per share and were subsequently reduced to an exercise price of $3.28 per share. These warrants expired on April 8, 2003.

        As part of the final closing of the 1998 Offering, The Aries Fund and Aries Domestic Fund, L.P. exchanged an aggregate of 30,060 shares of Series A Convertible Preferred Stock, $0.01 par value per share, and Class B Warrants to purchase an aggregate of 328,314 shares of Common Stock for an aggregate of 42.084 Units (i.e., 841,680 shares of Common Stock and Class C Warrants to purchase 841,680 shares of Common Stock at an exercise price of $5.00 per share, which exercise price was reduced to $3.28 in June 1999 as a result of the Contractual Rights contained in the 1998 Offering).

        In connection with the final closing of the 1998 Offering on April 9, 1998 and certain advisory services, the Company sold to Paramount Capital, Incorporated, the Company's placement agent in the 1998 Offering, unit purchase options ("UPOs") consisting of options to purchase an aggregate of 481,381 shares of Common Stock and Class C Warrants to purchase 481,381 shares of Common Stock at an exercise price of $5.00 per share. Pursuant to the Contractual Rights contained in the 1998 Offering, the Company increased the number of shares underlying the 1998 UPOs by 1,131,726. The Company also issued an additional 252,431 Class C Warrants at an exercise price of $3.28 per share and reduced the exercise price on the existing Class C Warrants from $5.00 to $3.28 as a result of the Class C Contractual Rights. The UPOs are exercisable at $5.50 per unit for 3.36 shares of Common Stock and a Class C Warrant exercisable for 1.52 shares of Common Stock.

        In conjunction with the Procept merger on March 17, 1999, the Company converted 7,961,713 Procept Class A Warrants into 864,870 of the Company's Class A Warrants. Each Class A Warrant is convertible into one share of Common Stock at an exercise price of $9.20 per share. The Class A Warrants expire in November 2005 and March 2007. In addition, the Company converted 309,734 Procept Class B Warrants into 33,653 of the Company's Class B Warrants. Each Class B Warrant is convertible into one share of Common Stock at an exercise price of $202.49 per share. The Class B Warrants expired in August 2001. In addition, in conjunction with the Procept merger, the Company converted UPOs consisting of options to purchase 3,984,625 shares of Common Stock and 1,683,663 Class A Warrants to purchase Common Stock, into UPOs consisting of options to purchase 432,943 shares of Common Stock and 183,147 Class A Warrants to purchase Common Stock. Pursuant to the Contractual Rights contained in the 1998 Offering, the Company increased the number of shares underlying these UPOs by 587,935. The UPOs expire on various dates beginning November 2005 through September 2007.

        On June 30, 1999, the Company issued 924,525 Class D Warrants to purchase Common Stock to the former holders of preferred stock in BG Development Corp. ("BGDC"), thereby eliminating a $6.5 million obligation while obtaining 100% ownership in BGDC. The Class D Warrants are exercisable at $2.11 per share and expire on June 30, 2004. The total value of the shares plus the warrants (utilizing the Black-Scholes valuation method), minus the book value of the minority interest in BGDC resulted in an incremental charge against earnings of $501,000 during the period. This issuance was also a dilutive event under the terms of the Contractual Rights. Accordingly, the Company issued an additional 447,858 Class C Warrants at an exercise price of $3.28.

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

        At December 31, 2002, there were 9,562,619 warrants outstanding, including UPOs, all of which are exercisable. Exercise prices range from $2.11 to $9.20 per share.

NOTE 6—COMPREHENSIVE LOSS

        During the year ended December 31, 2000, the Company liquidated its security interests in Aquila Biopharmaceuticals, Inc. ("Aquila") for total proceeds of $406,000 resulting in a gain on sale of $234,000, which is included in other income. The Company had accounted for its investment in Aquila under FAS 115, "Accounting for Certain Investments in Debt and Equity Securities" as an available for sale security and marked it to market by recording a cumulative unrealized gain of $100,000 on December 31, 1999, as part of stockholders' equity, based on Aquila's common stock closing price. This amount was reversed in 2000 as a result of the sale of the investment.

NOTE 7—INCOME TAXES

        No federal or state income taxes have been provided for as the Company has incurred losses since its inception. At December 31, 2002, the Company had federal and state tax net operating loss ("NOL") carryforwards of $110.8 million and $40.1 million, respectively, which will expire beginning in the year 2003 through 2022. Additionally, the Company had federal and state research and experimentation credit carryforwards of $2.0 million and $1.0 million, respectively, which will expire through 2022. The Internal Revenue Code of 1986, as amended (the "Code"), contains provisions that limit the NOL carryforwards and tax credits available to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests. In conjunction with the initial public offering and the acquisitions of HDC and Procept, such changes in ownership, as defined in the Code, have occurred. In addition, some states impose substantially equivalent restrictions on the utilization of state NOL carryforwards and tax credits.

        The components of the Company's net deferred tax assets were as follows at December 31:

	2002	2001
Net deferred tax assets:
Net operating loss carryforwards	$38,933,000	$40,857,000
Tax credit carryforwards	2,691,000	2,691,000
Stock based compensation	177,000	157,000
Depreciation	9,000	3,000
Capitalized assets and other	16,000	279,000
Valuation allowance	(41,826,000)	(43,987,000)

Total net deferred tax assets	$—	$—

        Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL and tax credit carryforwards. Based on the Company's history of losses, management concluded that it is more likely than not that the Company will not realize the benefit of the net deferred tax assets. Accordingly, a full valuation allowance has been provided for the deferred tax assets.

NOTE 8—COMMITMENTS

Operating Leases

        On April 19, 2000, the Company entered into a lease for its office in New York City, commencing on May 1, 2000, with monthly rent payments to begin on July 1, 2000. The commitment under the operating lease requires the Company to pay monthly base rent and an allocable percentage of operating costs and property taxes throughout the five-year duration of the lease.

        The monthly base rent is subject to increases during the course of the lease term. Accordingly, the Company is providing for rent expense based on an amortization of the lease payments on a straight-line basis over the life of the lease. Pursuant to the aforementioned leasing arrangement, deferred rent (i.e., rent expense in excess of cash expenditures for leased facilities) was $32,000 and $36,000, respectively, at December 31, 2002 and 2001.

        Rent expense for leased facilities and equipment was $220,000, $250,000 and $800,000 for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, the gross future minimum annual rental payments for the New York City office for the balance of the lease term is as follows:

2003	$203,000
2004	210,000
2005	71,000

$484,000

        Effective July 1, 2001, the Company entered into a sublease for the majority of its New York City office space. Under terms of the sublease, the Company is entitled to sub-rental payments equal to 85% of its base rent, operating costs and property taxes throughout the remaining term of its lease. In addition, the subtenant is paying the Company a monthly fee for the right to utilize furniture and equipment located in its subleased space. During fiscal 2002 and 2001, the Company received $212,000 and $106,000, respectively, in connection with the sublease of its office space and furniture rental, which amount is reflected as a reduction in general and administrative expenses.

Capital Leases

        During fiscal 2000, the Company entered into capital leases for the purchase of office furniture and equipment. The future minimum lease payments under capital leases outstanding at December 31, 2002 are as follows:

2003	$24,939
2004	16,890
2005	4,696

Total future minimum lease payments	46,525
Less: amounts representing interest	(5,597)

Present value of future minimum lease payments	40,928
Less: current portion	(20,383)

$20,545

NOTE 9—RELATED PARTIES

Transactions with Directors and Officers

        Certain members of the Company's Board of Directors received fees in connection with their service to the Company as members of the Board of Directors and, in certain cases, were also compensated as consultants by the Company. Mr. Vernon and Dr. Horovitz were each paid $10,000 for their services as directors during each of the years ended December 31, 2002, 2001 and 2000. In addition, Mr. Vernon was paid $50,000 as remuneration for his consulting services to the Company during fiscal 2002 and 2001. Mr. Weiss, a director of the Company until his resignation on May 7, 2002 was paid $3,333 and $10,000 for his services as a director during the years ended December 31, 2002 and 2001, respectively. Mr. Weiss was also paid $16,667 and $50,000 as remuneration for his consulting services to the Company during fiscal 2002 and 2001, respectively.

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

        On June 14, 2000, the Company licensed to Indevus Pharmaceuticals, Inc., formerly Interneuron Pharmaceuticals, Inc. ("Indevus"), the exclusive, worldwide rights to develop and market PRO 2000 Gel (the "PRO 2000 License"). Glenn L. Cooper, M.D., a director of the Company at the time of the agreement, is the President and Chief Executive Officer of Indevus. In addition, the former principal stockholder of the Company is a stockholder of Indevus. Pursuant to the terms of the PRO 2000 License, the Company received an up-front payment of $500,000, which is included in other income for the year ended December 31, 2000. The Company retains certain future rights to PRO 2000 Gel under the PRO 2000 License, including (i) provisions for the receipt of additional payments based upon the achievement of certain milestones; and (ii) royalties from future commercial sales of PRO 2000 Gel, if any. Under the terms of the PRO 2000 License, Indevus is responsible for all remaining development and commercialization activities for PRO 2000 Gel and has an option, for a limited period of time following the completion of the Phase III efficacy trial,, to purchase the future royalty rights relating to PRO 2000 Gel. The Company, however, has no further obligation to fund research and development for PRO 2000 Gel. (See also Note 10—"Subsequent Event").

        On June 30, 2000, the Company issued 34,678 Class E Warrants to Michael S. Weiss, formerly Chairman of the Board of Directors of the Company, in exchange for warrants to purchase shares of Series A Convertible Preferred Stock of BGDC. The Warrants are exercisable at $2.11 per share and expire on June 30, 2004.

        On October 17, 2000, the Company entered into a non-binding letter of intent to acquire WWH Insurance Services, Inc. ("WWH"), a privately held national independent distributor of life and health insurance products. Philip C. Pauze, then a director of the Company, was also then a director and stockholder of WWH. The acquisition of WWH was expected to broaden the Company's reach into products and services for senior citizens, beyond that originally anticipated with the acquisition of HDC, whose operations were primarily Web-centric. WWH targets consumers through direct marketing channels; primarily, via cable television programs whose audience meets the demographic profile of WWH's target market. During the due diligence review period, the Company advanced $50,000 to WWH to pay for operating expenses. In December 2000, the Company determined not to proceed with the acquisition of WWH.

        On October 13, 2000, Procept entered into an agreement with AOI Pharmaceuticals Inc. ("AOI") to sublicense its exclusive worldwide patent rights and know-how relating to O6-BG (the "Sublicense Agreement"). Mr. Weiss, then a director of the Company, is the Chairman of the Board of AOI. In addition, the then principal stockholder of the Company is a stockholder of an affiliate of AOI. Pursuant to the Sublicense Agreement, Procept sublicensed all development and licensing rights to AOI in exchange for future royalties on net sales of O6-BG. The agreement also provides for cash payments to Procept based upon the achievement of certain developmental milestones. In addition, AOI assumed all financial obligations of Procept relating to its licensing of worldwide patent rights as of the effective date of the agreement. On February 28, 2002, Procept and the United States Public Health Service ("PHS") executed an exclusive Patent License Agreement (the "New License Agreement"), which superceded the license agreement dated February 6, 1998 between Procept and The Penn State Research Foundation ("PSRF") (the "Original License Agreement"). The New License Agreement affirms Procept's worldwide patent rights to O6-BG and related compounds, and acknowledges the Sublicense Agreement, as of the date executed by Procept and AOI. At the time of executing the New License Agreement, Procept paid to PHS a one-time license issue royalty fee of $86,000 for outstanding patent prosecution costs accrued at December 31, 2001. In connection with the execution of the New License Agreement, Procept, together with the National Cancer Institute ("NCI") and AOI, also executed an amendment to the Cooperative Research and Development Agreement ("CRADA"), originally executed with the NCI in August 1998 (the "Amended CRADA"), pursuant to which AOI replaced Procept as Collaborator (i.e., the research and development partner). Under terms of the Amended CRADA, AOI assumed direct responsibility for all remaining research and payment obligations, effective as of February 28, 2002. As part of the Amended CRADA, Procept made a final payment of $200,000 to NCI for production and clinical distribution costs relating to O6-BG, which costs were accrued at December 31, 2001. Prior to executing the Amended CRADA, AOI was obligated to reimburse Procept for costs that Procept paid, pursuant to, and subsequent to the effective date of, the Sublicense Agreement. Shortly thereafter, Procept and AOI agreed that AOI would defer its reimbursement to Procept for costs that Procept had paid relating to its maintenance of patent rights and CRADA obligations until the execution of the New License Agreement and the Amended CRADA. As of December 31, 2001, such reimbursable costs amounted to $137,000. On February 28, 2002, AOI paid to the Company the total balance of deferred reimbursable costs. In May 2002, Procept executed an amendment to the New License Agreement (the "Amendment"). The Amendment clarified language in the New License Agreement pertaining to future sublicensing agreements, in the event that such agreements were to be executed. In addition, the Company, together with PHS, PSRF, AOI and the University of Chicago ("UC"), also executed, in May 2002, a Comprehensive Release Agreement (the "Release Agreement"). The Release Agreement provides for the irrevocable and absolute release of the Company by PHS, PSRF and UC from any and all claims or obligations arising out of, or related to the Original License Agreement. The Release Agreement was made part of the New License Agreement.

Transactions with Paramount Affiliates

        Various entities affiliated with Paramount Capital Investments, LLC, of which Lindsay A. Rosenwald, M.D. is sole and managing member were significant stockholders of the Company at the time that the following transactions transpired. The entities collectively referred to as the "Paramount Affiliates" include various "Aries" Funds, Paramount Capital Investments, LLC, Paramount Capital, Incorporated, Paramount Capital Asset Management, Inc. and Lindsay A. Rosenwald, M.D. Mark C. Rogers, M.D., President and Chief Executive Officer of Paramount Capital, Incorporated was a member of the Company's Board of Directors from 1997 to August 2000.

        Under an agreement dated October 26, 1999, the Company engaged Paramount as a financial advisor in connection with its proposed transaction to acquire HDC. In March 2000, commensurate with the merger with HDC, the Company issued 546,000 shares of Common Stock as consideration for the fee due under this agreement, with a fair market value of $1.1 million.

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

NOTE 10—SUBSEQUENT EVENT

        On April 11, 2003, the Company and Indevus executed an Amendment to the PRO 2000 License (the "PRO 2000 Amendment"). Upon execution of the PRO 2000 Amendment, the Company received $500,000 from Indevus in exchange for (i) the elimination of the $500,000 milestone payment that was to be paid under the PRO 2000 License upon the initiation of a Phase II safety trial (planned to begin later in 2003); and (ii) a second option, upon which exercise the Company would receive an additional payment of $500,000, to acquire all of the Company's rights, title and interest to PRO 2000 Gel as set forth in the PRO 2000 License, provided that such second option is exercised prior to September 30, 2004.

NOTE 11—UNAUDITED QUARTERLY FINANCIAL DATA

	2002 Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
Interest income	$3,811	$2,359	$1,156	$465
Total costs and expenses	(272,975)	$(279,359)	$(247,127)	$(203,936)
Net loss	$(269,164)	$(277,000)	$(245,971)	$(203,471)
Net loss per share—basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
	2001 Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
Total revenue	$33,079	$20,091	$13,055	$6,678
Total costs and expenses	$(378,304)	$(412,353)	$(347,126)	$(627,575)
Net loss	$(345,225)	$(392,262)	$(334,071)	$(620,897)
Net loss per share—basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALIGENT INC. (Registrant)
Dated: May 16, 2003	/s/ SALVATORE A. BUCCI Salvatore A. Bucci President and Chief Executive Officer

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 16th day of May, 2003:

Capacity:
/s/ ELLIOTT H. VERNON Elliott H. Vernon	Chairman
/s/ SALVATORE A. BUCCI Salvatore A. Bucci	Director, President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)
/s/ ZOLA P. HOROVITZ, PH.D. Zola P. Horovitz, Ph.D.	Director
/s/ RICHARD J. KURTZ Richard J. Kurtz	Director

CERTIFICATION

I, Salvatore A. Bucci, certify that:

(1)
I have reviewed this Annual Report on Form 10-K of PALIGENT INC.;

(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003	by:	/s/ SALVATORE A. BUCCI Salvatore A. Bucci President and Chief Executive Officer (Principal Financial Officer)

QuickLinks

PART I
PART II
SELECTED FINANCIAL DATA
QUARTERLY FINANCIAL DATA
PART III
SUMMARY COMPENSATION TABLE
FISCAL YEAR-END OPTION VALUES
STOCK PERFORMANCE GRAPH
COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG PALIGENT INC., MG BIOTECHNOLOGY INDEX AND S&P COMPOSITE INDEX
PART IV
REPORT OF INDEPENDENT ACCOUNTANTS
PALIGENT INC. CONSOLIDATED BALANCE SHEETS
PALIGENT INC. CONSOLIDATED STATEMENTS OF OPERATIONS
PALIGENT INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
PALIGENT INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
PALIGENT INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
CERTIFICATION