Form 10-Q
period 2003-03-31
PALIGENT INC
filed 2003-05-19
CIK 885475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

YES  ☒   NO  ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 9, 2003

Common Stock, $0.01 par value	32,490,948

PALIGENT INC.

PALIGENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,243	$153,046
Prepaid expenses and other current assets	26,083	94
Total current assets	49,326	153,140

Property and equipment, net	67,137	75,789
Security deposits	77,582	77,582
Other assets	32,687	33,669
Total assets	$226,732	$340,180

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$148,553	$95,061
Due to related party	30,000	—
Accrued compensation	6,410	10,037
Accrued professional services	60,000	75,000
Current portion of capital lease obligations	19,834	20,383
Total current liabilities	264,797	200,481

Deferred rent	30,818	32,342
Security deposits	20,000	20,000
Capital lease obligations	14,905	20,545

Stockholders’ equity (deficit):
Common stock, $.01 par value; 75,000,000 shares authorized; 32,490,948 shares issued and outstanding at March 31, 2003 and December 31, 2002	324,910	324,910
Additional paid-in capital	154,634,974	154,634,974
Accumulated deficit	(155,063,672)	(154,893,072)
Total stockholders’ equity (deficit)	(103,788)	66,812
Total liabilities and stockholders’ equity (deficit)	$226,732	$340,180

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2003	2002
Revenue:
Interest income	$113	$3,811

Costs and expenses:
General and administrative	170,713	272,975

Net loss	$(170,600)	$(269,164)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	32,490,948	32,490,948

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(170,600)	$(269,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,652	9,963
Deferred rent	(1,524)	(70)
Changes in operating assets and liabilities:
Due from related party	—	137,091
Prepaid expenses and other current assets	(25,989)	(22,622)
Other assets	982	1,845
Accounts payable	53,492	44,111
Accrued patent and research costs	—	(285,859)
Accrued expenses and other current liabilities	(18,627)	(47,909)
Net cash used in operating activities	(153,614)	(432,614)

Cash flows from financing activities:
Proceeds from related party loan	30,000	—
Principal payments on capital lease obligations	(6,189)	(5,301)
Net cash provided by (used in) financing activities	23,811	(5,301)

Net change in cash and cash equivalents	(129,803)	(437,915)

Cash and cash equivalents at beginning of period	153,046	1,298,266

Cash and cash equivalents at end of period	$23,243	$860,351

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Interim Financial Statements

The condensed consolidated financial statements included herein have been prepared by Paligent Inc. (“Paligent” or the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position of the Company at March 31, 2003 and the results of its operations and its cash flows for the interim periods ended March 31, 2003 and 2002. The condensed consolidated balance sheet as of December 31, 2002 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year or any other interim period.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  The Company has incurred losses from operations since inception, has working capital and stockholders’ deficits and has limited cash to fund operations in 2003.  Since disposing of its Internet assets and related operations in December 2000, the Company has significantly reduced its operating costs.  During April 2003, the Company received $500,000 in connection with the amendment of its license agreement with Indevus Pharmaceuticals, Inc.  However, at its present rate of spending, the Company expects that its existing funds and interest income will only be sufficient to fund the Company’s current operations into the fourth quarter of 2003.  While the Company evaluates strategic alternatives, including potential business investments and related financing, the Company’s rate of spending could vary from its current estimate.  No assurance can be given that the Company will be able to complete a business investment or that such financing will be available to the Company.  If the Company is unable to generate significant revenue from acquired operations, obtain additional revenue from its existing out-licensing of its biotechnology assets, secure additional financing for its present operations or secure sufficient financing for operations resulting from acquisition or merger, the Company will experience a cash shortage in the fourth quarter of 2003, the effect of which could result in the discontinuance of operations.  If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the three months ended March 31, 2003 and 2002, the Company had stock options and warrants outstanding that were anti-dilutive.  These securities could potentially dilute basic EPS in the future and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.  Consequently, there were no differences between basic and diluted EPS for these periods.

NOTE 3 – RELATED PARTIES

On March 3, 2003, Richard J. Kurtz, a director and shareholder of the Company, loaned $30,000 to the Company to fund its current operations.  In April 2003, the Company’s repaid this loan to Mr. Kurtz from proceeds received under the PRO 2000 Amendment (see Note 5).

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FAS 123” (“FAS 148”).  This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  The provisions of FAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  The Company adopted FAS 148 during the fourth quarter ended December 31, 2002.  The adoption of FAS 148 did not have a material impact on the Company’s results of operations or financial position and the additional required disclosures are provided below.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock-based compensation plans.  Accordingly, no compensation cost has been recognized for its stock option plan.  Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with FAS 123, the Company’s net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

	Three months ended March 31,
	2003	2002
Net loss - as reported	$170,600	$269,164
Adjustment to net loss for proforma stock-based compensation expense	17,030	32,935
Net loss - pro forma	$187,630	$302,099
Basic and diluted net loss per common share - as reported	$0.01	$0.01
Basic and diluted net loss per common share - pro forma	$0.01	$0.01

NOTE 5 – SUBSEQUENT EVENT

On April 11, 2003, the Company and Indevus Pharmaceuticals, Inc. (“Indevus”) executed an Amendment (the “PRO 2000 Amendment”) to the license agreement dated June 14, 2000 (the “PRO 2000 License”).  Under the terms of the PRO 2000 License, Indevus holds the exclusive, worldwide rights to develop and market PRO 2000 Gel.  Upon execution of the PRO 2000 Amendment, the Company received $500,000 from Indevus in exchange for (i) the elimination of the $500,000 milestone payment that was to be paid under the PRO 2000 License upon the initiation of a Phase II safety trial (planned to begin later in 2003); and (ii) a second option, upon which exercise the Company would receive an additional payment of $500,000, to acquire all of the Company’s rights, title and interest to PRO 2000 Gel as set forth in the PRO 2000 License, provided that such second option is exercised prior to September 30, 2004.

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

Overview

Paligent Inc., together with its subsidiaries (collectively, “Paligent” or the “Company”), is presently seeking business opportunities to maximize value for its shareholders.  Since 2001, the Company has been evaluating various strategic alternatives, including acquisitions of new operating businesses and technologies as well as potential merger opportunities.

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

Results of Operations

From inception through March 31, 2003, the Company has generated no revenues from product sales or services and has not been profitable.  As the Company evaluates various strategic alternatives in its quest for new growth areas that will maximize value to existing stockholders, the Company expects to incur additional losses.

Three months ended March 31, 2003 as compared to the three months ended March 31, 2002

During the three months ended March 31, 2003, the Company reported a net loss of $171,000, or $0.01 per share, as compared to a net loss of $269,000, or $0.01 per share, in the comparable period in 2002.

The Company’s total revenue, which is derived from interest income, was $113 for the three months ended March 31, 2003, as compared to $4,000 for the comparable period in 2002.  The reduction in interest income is attributable to a decrease in average cash balances available for investment during the respective periods.

The Company’s total operating expenses, consisting of general and administrative costs, were $171,000 for the quarter ended March 31, 2003 as compared to $273,000 for the comparable quarter in 2002, a decrease of $102,000.  The decrease in general and administrative costs in the first quarter of fiscal 2003 primarily comprises reductions in professional fees, including non-recurring legal fees incurred in fiscal 2002 that were attributable to the resolution of the patent licensing agreement relating to O6-BG.

Liquidity and Capital Resources

At March 31, 2003, the Company’s aggregate cash and cash equivalents were $23,000, a net decrease of $130,000 from the end of the prior year.  This decrease comprises $154,000 and $6,000, respectively, of cash used to fund operations and payments on capital leases.  During the current quarter, the Company received $30,000 of loan proceeds from Richard J. Kurtz, a director and shareholder of the Company.  This loan was repaid in April 2003.

In April 2003, the Company and Indevus Pharmaceutivcals, Inc. executed an Amendment (the “PRO 2000 Amendment”) to the license agreement dated June 14, 2000.  Upon execution of the PRO 2000 Amendment, the Company received $500,000 from Indevus.

The Company has incurred losses since inception, has working capital and stockholders’ deficits and has limited cash to fund operations in 2003.  Since disposing of its Internet assets and related operations in December 2000, the Company has significantly reduced its operating costs.  Although the Company received $500,000 in connection with the PRO 2000 Amendment, the Company expects, at its present rate of spending, that its existing funds and interest income will only be sufficient to fund the Company’s current operations into the fourth quarter of 2003.  While the Company evaluates strategic alternatives, including potential business investments and related financing, the Company’s rate of spending could vary from its current estimate.  No assurance can be given that the Company will be able to complete a business investment or that such financing will be available to the Company.  If the Company is unable to generate significant revenue from acquired operations, obtain additional revenue from its existing out-licensing of its biotechnology assets, secure additional financing for its present operations or secure sufficient financing for operations resulting from acquisition or merger, the Company will experience a cash shortage in the fourth quarter of 2003, the effect of which could result in the discontinuance of operations.  If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Impact of Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“FAS”) 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FAS 123” (“FAS 148”).  This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  The provisions of FAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  The Company adopted FAS 148 during the fourth quarter ended December 31, 2002.  The adoption of FAS 148 did not have a material impact on the Company’s results of operations or financial position and the additional required disclosures have been provided in Note 4 to the Condensed Consolidated Financial Statements.

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

Item 4.  Controls and Procedures

As of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was performed under the supervision of the Company’s Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

PALIGENT INC.
(Registrant)

Date: May 19, 2003	by:	/s/ Salvatore A. Bucci
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

Date: May 19, 2003	by:	/s/ Salvatore A. Bucci
Salvatore A. Bucci
President and Chief Executive Officer
(Principal Financial Officer)