Form 10-Q
period 2003-06-30
PALIGENT INC
filed 2003-08-08
CIK 885475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

YES   ☒  NO   ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2003

Common Stock, $0.01 par value	32,490,948

PALIGENT INC.

PALIGENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$231,464	$153,046
Prepaid expenses and other current assets	28,965	94
Total current assets	260,429	153,140

Property and equipment, net	58,485	75,789
Security deposits	75,672	77,582
Other assets	39,073	33,669
Total assets	$433,659	$340,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,689	$95,061
Accrued compensation	9,327	10,037
Accrued professional services	44,800	75,000
Current portion of capital lease obligations	18,460	20,383
Total current liabilities	133,276	200,481

Deferred rent	28,298	32,342
Security deposits	20,000	20,000
Capital lease obligations	11,100	20,545

Stockholders’ equity:
Common stock, $.01 par value; 75,000,000 shares authorized; 32,490,948 shares issued and outstanding at June 30, 2003 and December 31, 2002	324,910	324,910
Additional paid-in capital	154,634,974	154,634,974
Accumulated deficit	(154,718,899)	(154,893,072)
Total stockholders’ equity	240,985	66,812
Total liabilities and stockholders’ equity	$433,659	$340,180

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenue:
Interest income	$412	$2,359	$525	$6,170

Costs and expenses:
General and administrative	155,639	279,359	326,352	552,334

Loss from operations	(155,227)	(277,000)	(325,827)	(546,164)

Other income	500,000	—	500,000	—

Net income (loss)	$344,773	$(277,000)	$174,173	$(546,164)

Net income (loss) per common share
Basic	$0.01	$(0.01)	$0.01	$(0.02)
Diluted	$0.01	$(0.01)	$0.00	$(0.02)

Weighted average common shares outstanding
Basic	32,490,948	32,490,948	32,490,948	32,490,948
Diluted	44,632,933	32,490,948	45,911,345	32,490,948

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$174,173	$(546,164)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,995	24,698
Deferred rent	(4,044)	(1,109)
Changes in operating assets and liabilities:
Due from related party	—	137,091
Prepaid expenses and other current assets	(28,871)	(21,648)
Other assets	(9,095)	—
Security deposits	1,910	—
Accounts payable	(34,372)	18,096
Accrued patent and research costs	—	(285,859)
Accrued expenses and other current liabilities	(30,910)	(46,474)
Net cash provided by (used in) operating activities	89,786	(721,369)

Cash flows from investing activities:
Capital expenditures	—	(5,618)
Net cash used in investing activities	—	(5,618)

Cash flows from financing activities:
Proceeds from related party loan	30,000	—
Repayment of related party loan	(30,000)	—
Principal payments on capital lease obligations	(11,368)	(10,784)
Net cash used in financing activities	(11,368)	(10,784)

Net change in cash and cash equivalents	78,418	(737,771)

Cash and cash equivalents at beginning of period	153,046	1,298,266

Cash and cash equivalents at end of period	$231,464	$560,495

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Interim Financial Statements

The condensed consolidated financial statements included herein have been prepared by Paligent Inc. (“Paligent” or the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position of the Company at June 30, 2003 and the results of its operations and its cash flows for the interim periods ended June 30, 2003 and 2002. The condensed consolidated balance sheet as of December 31, 2002 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year or any other interim period.

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

NOTE 2 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period.  Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive.  Common equivalent shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock (the “treasury stock method”).

For the three and six months ended June 30, 2003, the weighted average number of common shares outstanding includes the dilutive effect of stock options and warrants that were exercisable during the periods presented.  For the three and six months ended June 30, 2002, the Company had stock options and warrants outstanding that were anti-dilutive.  These securities were not included in the computation of diluted EPS for the fiscal 2002 periods presented because to do so would have been anti-dilutive.

NOTE 3 – RELATED PARTIES

On March 3, 2003, Richard J. Kurtz, a director and shareholder of the Company, loaned $30,000 to the Company to fund its current operations.  In April 2003, the Company’s repaid this loan to Mr. Kurtz from proceeds received under the PRO 2000 Amendment (see Note 4).

NOTE 4 – SIGNIFICANT EVENT

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

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“FAS”) 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FAS 123.”  This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  The provisions of FAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  The Company adopted FAS 148 during the fourth quarter ended December 31, 2002.  The adoption of FAS 148 did not have a material impact on the Company’s results of operations or financial position and the additional required disclosures are provided below.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock-based compensation plans.  Accordingly, no compensation cost has been recognized for its stock option plan.  Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with FAS 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net income (loss) – as reported	$344,773	$(277,000)	$174,173	$(546,164)
Adjustment to net income (loss) for pro forma stock-based compensation expense	(17,030)	(17,030)	(34,060)	(49,965)
Net income (loss) – pro forma	$327,743	$(294,030)	$140,113	$(596,129)

Net income (loss) per common share:
Basic – as reported	$0.01	$(0.01)	$0.01	$(0.02)
Basic – pro forma	$0.01	$(0.01)	$0.00	$(0.02)
Diluted – as reported	$0.01	$(0.01)	$0.00	$(0.02)
Diluted – pro forma	$0.01	$(0.01)	$0.00	$(0.02)

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45,  “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.”  FIN 45 expands on the existing accounting guidance and disclosure requirements for most guarantees, including indemnifications.  It requires that, at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee if that amount is reasonably estimable, and must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability are to be applied on a prospective basis to guarantees issued or modified on or after January 1, 2003.  The Company’s initial adoption of this statement on January 1, 2003 did not have a material impact on its results of operations, financial position, or cash flows.  Guarantees issued or modified after January 1, 2003, will be recognized at their fair value in the Company’s financial statements.

In May 2003, the FASB issued FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  FAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.  The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not expect the adoption of FAS 150 to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Results of Operations

From inception through June 30, 2003, the Company has generated no revenues from product sales or services and, except for the net income reported for the three and six month periods ended June 30, 2003, has not been profitable.  As the Company evaluates various strategic alternatives in its quest for new growth areas that will maximize value to existing stockholders, the Company expects to incur additional losses.

Three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002

During the three months ended June 30, 2003, the Company reported net income of $345,000, or $0.01 per share, as compared to a net loss of $277,000, or $0.01 per share, in the comparable period in 2002.  For the six months ended June 30, 2003, the Company reported net income of $174,000, or $0.01 per share, as compared to a net loss of $546,000, or $0.02 per share, for the similar period in 2002.

The Company’s total revenue, which is derived from interest income, was $400 and $500, respectively, for the three and six month periods ended June 30, 2003, as compared to $2,400 and $6,200, respectively, for the comparable three and six month periods in 2002.  The reduction in interest income is attributable to a decrease in average cash balances available for investment during the respective periods.

The Company’s total operating expenses, consisting of general and administrative costs, were $156,000 and $326,000, respectively, for the three and six month periods ended June 30, 2003 as compared to $279,000 and $552,000, respectively, for the comparable periods in 2002.  The decreases in general and administrative costs of $123,000 and $226,000, respectively, for the comparable three and six month periods is principally due to reductions in professional fees, including non-recurring legal fees incurred in fiscal 2002 that were attributable to the resolution of the patent licensing agreement relating to O6-BG.

During the second quarter ended June 30, 2003, the Company received proceeds of $500,000 in connection with its execution of an Amendment (the “PRO 2000 Amendment”) to its license agreement with Indevus Pharmaceuticals, Inc. (“Indevus”) dated June 14, 2000 (the “PRO 2000 License”).  This amount was recorded as other income.  Under the terms of the PRO 2000 License, Indevus holds the exclusive, worldwide rights to develop and market PRO 2000 Gel.  The payment to the Company under the PRO 2000 Amendment was received in exchange for (i) the elimination of the $500,000 milestone payment that was to be paid under the PRO 2000 License upon the initiation of a Phase II safety trial (planned to begin later in 2003); and (ii) a second option, upon which exercise the Company would receive an additional payment of $500,000, to acquire all of the Company’s rights, title and interest to PRO 2000 Gel as set forth in the PRO 2000 License, provided that such second option is exercised prior to September 30, 2004.

Liquidity and Capital Resources

At June 30, 2003, the Company’s aggregate cash and cash equivalents were $231,000, a net increase of $78,000 from the end of the prior year.  The increase in cash is attributable to the Company’s receipt of $500,000 in connection with the PRO 2000 Amendment, which was offset by cash payments for operating activities and payments on capital leases during the six month period ended June 30, 2003.  Additionally, in March 2003, the Company received $30,000 of loan proceeds from Richard J. Kurtz, a director and shareholder of the Company.  This loan was repaid in April 2003.

Except for the net income reported for the three and six month periods ended June 30, 2003, the Company has incurred losses since inception and has limited cash to fund operations in 2003.  Since disposing of its Internet assets and related operations in December 2000, the Company has significantly reduced its operating costs.  Although the Company received $500,000 in connection with the PRO 2000 Amendment, the Company expects, at its present rate of spending, that its existing funds and interest income will only be sufficient to fund the Company’s current operations into the fourth quarter of 2003.  While the Company evaluates strategic alternatives, including potential business investments and related financing, the Company’s rate of spending could vary from its current estimate.  No assurance can be given that the Company will be able to complete a business investment or that such financing will be available to the Company.  If the Company is unable to generate significant revenue from acquired operations, obtain additional revenue from its existing out-licensing of its biotechnology assets, secure additional financing for its present operations or secure sufficient financing for operations resulting from acquisition or merger, the Company will experience a cash shortage in the fourth quarter of 2003, the effect of which could result in the discontinuance of operations.  If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

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

Proposed Acquisition

On July 2, 2003, the Company announced that it had entered into a non-binding letter of intent to acquire privately held Digital Products of Delaware, Inc. (“Digital”).  Digital, based in Pompano Beach, Florida, is engaged in providing electronic monitoring products and services to the criminal justice and corrections industry under the trade name Digital Technologies 2000.  Richard J. Kurtz, a director and the principal shareholder of the Company, is the principal shareholder of Digital.

The Company proposes to acquire all of the issued and outstanding stock of Digital in consideration of the issuance of shares of common stock of the Company such that the shareholders of Digital will own 80% of the outstanding stock of the post-acquisition company.  The proposed acquisition is subject to a number of conditions, including the receipt of audited financial statements of Digital, satisfactory completion of due diligence, the receipt of a fairness opinion and the negotiation of definitive documentation.

Impact of Recently Issued Accounting Standards

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 45,  “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.”  FIN 45 expands on the existing accounting guidance and disclosure requirements for most guarantees, including indemnifications.  It requires that, at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee if that amount is reasonably estimable, and must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability are to be applied on a prospective basis to guarantees issued or modified on or after January 1, 2003.  The Company’s initial adoption of this statement on January 1, 2003 did not have a material impact on its results of operations, financial position, or cash flows.  Guarantees issued or modified after January 1, 2003, will be recognized at their fair value in the Company’s financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. (“FAS”) 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  FAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.  The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not expect the adoption of FAS 150 to have a material impact on its consolidated financial position, results of operations or cash flows.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits.

	31.1	Certification of CEO and principal financial officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

	32.1	Certification of CEO and principal financial officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

(b)	Reports on Form 8-K.

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

PALIGENT INC.
(Registrant)

Date: August 8, 2003	by:	/s/ Salvatore A. Bucci
Salvatore A. Bucci
President and Chief Executive Officer