Form 10-Q
period 2003-09-30
PALIGENT INC
filed 2004-02-06
CIK 885475

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
-----

        For the quarterly period ended September 30, 2003

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

         Commission File Number:  0-21134


                                  PALIGENT INC.
                                 --------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                        04-2893483
               --------                                        ----------
    (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


10 EAST 53RD STREET, NEW YORK, NEW YORK                           10022
---------------------------------------                           -----
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)


                                 (212) 755-5461
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                 369 LEXINGTON AVENUE, NEW YORK, NEW YORK 10017
                 ----------------------------------------------
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X   NO
                                     ---     ---

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                              OUTSTANDING AS OF JANUARY 30, 2004
         -----                              ----------------------------------
Common Stock, $0.01 par value                            32,490,948

                                  PALIGENT INC.

                                      INDEX


                                                                                   PAGE(S)
                                                                                   -------
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets                                     3
             September 30, 2003 (unaudited) and December 31, 2002

         Condensed Consolidated Statements of Operations (unaudited)               4
             Three and nine months ended September 30, 2003 and 2002

         Condensed Consolidated Statements of Cash Flows (unaudited)               5
             Nine months ended September 30, 2003 and 2002

         Notes to Condensed Consolidated Financial Statements (unaudited)       6-10

ITEM 2.  Management's Discussion and Analysis of Financial                     11-14
             Condition and Results of Operations

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk                15

ITEM 4.  Controls and Procedures                                                  15

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                        16

ITEM 6.  Exhibits and Reports on Form 8-K                                         16

SIGNATURES                                                                        17

EXHIBIT INDEX                                                                     18

                                  PALIGENT INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                     SEPTEMBER 30, 2003       DECEMBER 31, 2002
                                                     ------------------       -----------------
                                                        (UNAUDITED)
                                                        -----------
ASSETS
Current assets:
    Cash and cash equivalents                                 $18,690                $153,046
    Subtenant receivable                                       65,302                      --
    Prepaid expenses                                           32,238                      --
    Other current assets                                           16                      94
                                                        -------------           -------------
       Total current assets                                   116,246                 153,140

Property and equipment, net                                    49,833                  75,789
Security deposits                                              75,672                  77,582
Deferred charges                                                   --                  16,442
Other assets                                                   11,690                  17,227
                                                        -------------           -------------
       Total assets                                          $253,441                $340,180
                                                        =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                         $116,107                 $95,061
    Accrued compensation                                        6,891                  10,037
    Accrued professional services                              32,300                  75,000
    Current portion of capital lease obligations               16,941                  20,383
                                                        -------------           -------------
       Total current liabilities                              172,239                 200,481
                                                        -------------           -------------

Deferred rent                                                  25,280                  32,342
                                                        -------------           -------------
Security deposits                                              20,000                  20,000
                                                        -------------           -------------
Capital lease obligations                                       7,892                  20,545
                                                        -------------           -------------

Commitments and contingencies

Stockholders' equity:
    Common stock, $.01 par value; 75,000,000 shares
       authorized; 32,490,948 shares issued and
       outstanding at September 30, 2003 and
       December 31, 2002                                      324,910                 324,910
    Additional paid-in capital                            154,634,974             154,634,974
    Accumulated deficit                                  (154,931,854)           (154,893,072)
                                                        -------------           -------------
       Total stockholders' equity                              28,030                  66,812
                                                        -------------           -------------
       Total liabilities and stockholders' equity            $253,441                $340,180
                                                        =============           =============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  PALIGENT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------   --------------------------------
                                                            2003              2002             2003              2002
                                                       --------------    -------------    --------------    -------------
Revenue:
   Interest income                                             $118            $1,156              $643           $7,326

Costs and expenses:
   General and administrative                               213,073           247,127           539,425          799,461
                                                         ----------        ----------        ----------       ----------

Loss from operations                                       (212,955)         (245,971)         (538,782)        (792,135)

Other income                                                     --                --           500,000               --
                                                         ----------        ----------        ----------       ----------

Net loss                                                  $(212,955)        $(245,971)         $(38,782)       $(792,135)
                                                         ==========        ==========        ==========       ==========

Basic and diluted net loss per common share                  $(0.01)           $(0.01)            $0.00           $(0.02)
                                                         ==========        ==========        ==========       ==========

Weighted average number of common shares outstanding
   Basic and diluted                                     32,490,948        32,490,948        32,490,948       32,490,948
                                                         ==========        ==========        ==========       ==========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  PALIGENT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                      -------------------------------
                                                                        2003                    2002
                                                                    -----------            -----------
Cash flows from operating activities:
   Net loss                                                           $(38,782)              $(792,135)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                      31,493                  30,895
     Write-off of security deposit                                       1,910                      --
     Deferred charges                                                   16,442                      --
     Deferred rent                                                      (7,062)                 (2,632)
     Changes in operating assets and liabilities:
       Due from subtenant                                              (65,302)                     --
       Due from related party                                               --                 137,091
       Prepaid expenses and other current assets                       (32,160)                (21,982)
       Accounts payable                                                 21,046                  40,537
       Accrued patent and research costs                                    --                (285,859)
       Accrued expenses and other current liabilities                  (45,846)                (76,818)
                                                                      --------               ---------
         Net cash used in operating activities                        (118,261)               (965,366)
                                                                      --------               ---------

Cash flows from investing activities:
   Capital expenditures                                                     --                  (5,618)
                                                                      --------               ---------
         Net cash used in investing activities                              --                  (5,618)
                                                                      --------               ---------

Cash flows from financing activities:
   Proceeds from related party loan                                     30,000                      --
   Repayment of related party loan                                     (30,000)                     --
   Principal payments on capital lease obligations                     (16,095)                (18,972)
                                                                      --------               ---------
         Net cash used in financing activities                         (16,095)                (18,972)
                                                                      --------               ---------

Net decrease in cash and cash equivalents                             (134,356)               (989,956)

Cash and cash equivalents at beginning of period                       153,046               1,298,266
                                                                      --------               ---------

Cash and cash equivalents at end of period                             $18,690                $308,310
                                                                      ========               =========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  PALIGENT INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Paligent Inc. ("Paligent" or the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position of the Company at September 30, 2003 and the results of its operations and its cash flows for the interim periods ended September 30, 2003 and 2002. The condensed consolidated balance sheet as of December 31, 2002 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2002. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year or any other interim period.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has incurred losses from operations since inception and has limited cash to fund operations in 2003. Since disposing of its Internet assets and related operations in December 2000, the Company has significantly reduced its operating costs. During April 2003, the Company received $500,000 in connection with the amendment of its license agreement with Indevus Pharmaceuticals, Inc. The Company had expected that its available cash reserves and interest income would have been sufficient to fund the Company's operations into the fourth quarter; however, during the third quarter ending September 30, 2003, the Company's subtenant defaulted in its sublease and other obligations to the Company. While the Company reached a settlement agreement with its subtenant on December 31, 2003, this default resulted in an accelerated depletion of the Company's cash reserves.

On July 1, 2003, the Company executed a non-binding letter of intent to acquire privately held Digital Products of Delaware, Inc. ("Digital"). The Company proposed to acquire all of the issued and outstanding stock of Digital in consideration of the issuance of shares of common stock of the Company such that the shareholders of Digital would own 80% of the outstanding stock of the post-acquisition company. Richard J. Kurtz, a director and the principal shareholder of the Company, is the principal shareholder of Digital. On January 16, 2004, the Company announced that it was postponing its acquisition of Digital. The Company's decision to postpone the proposed business combination with Digital follows Digital's advisement that it was presently focused on meeting certain business demands which hinder its ability to conclude the business combination with the Company at this time. Since the letter of intent expired on October 31, 2003 and current efforts to conclude a definitive agreement have been postponed indefinitely, the Company recorded to expense in the quarter ended September 30, 2003, $26,000 of acquisition-related costs that had been deferred as of June 30, 2003. Although the Company remains interested in later completing the acquisition of Digital, it has resumed its efforts to identify an alternative business combination.

In anticipation of completing a business combination with Digital or another entity, Mr. Kurtz has indicated his willingness to loan to the Company funds sufficient to finance its continuing operations.

Accordingly, on October 8, 2003, the Company executed a promissory note with Mr. Kurtz under which the Company expects to receive loans that will enable it to meet its anticipated cash operating needs.

While the Company pursues the completion of a business combination with Digital or another entity and while it expects to finance its continuing operations through borrowings from Mr. Kurtz, no assurance can be given that the Company will be able to complete a business combination with Digital or that such financing from Mr. Kurtz will continue to be available to the Company. Further, if the Company is unable to generate significant revenue from acquired operations, obtain additional revenue from its existing out-licensing of its biotechnology assets, secure additional financing for its present operations or secure sufficient financing for operations resulting from acquisition or merger, the Company will experience a cash shortage, the effect of which could result in the discontinuance of operations. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock (the "treasury stock method").

For the three and nine months ended September 30, 2003 and 2002, the Company had stock options and warrants outstanding that were anti-dilutive. These securities could potentially dilute basic EPS in the future but were not included in the computation of diluted EPS for the periods presented because to do so would have been anti-dilutive. Consequently, there were no differences between basic and diluted EPS for these periods.

NOTE 3 - SUBTENANT RECEIVABLE

Effective July 1, 2001, the Company entered into a sublease for the majority of its New York City office space. Under terms of the sublease, the Company is entitled to subrental payments equal to 85% of its base rent, operating costs and property taxes throughout the remaining term of its lease. In addition, under a separate agreement with its subtenant, the Company is entitled to receive a monthly fee for the subtenant's right to utilize furniture and equipment located in the subleased space.

Beginning in July 2003, the Company's subtenant ceased making payments under the sublease and the separate agreement governing the use of furniture and equipment. Accordingly, the Company commenced a civil action against the subtenant for collection of outstanding amounts due. As of

September 30, 2003, $65,000 was due to the Company's from its subtenant. On December 31, 2003, the Company executed a Surrender Agreement and Promissory Note with its subtenant pursuant to which the Company received cash and a promissory note approximately equivalent to the aggregate amount due as of December 31, 2003 in exchange for the termination of the sublease and the furniture and equipment rental agreement.

NOTE 4 - RELATED PARTIES

On March 3, 2003, Richard J. Kurtz, a director and shareholder of the Company, loaned $30,000 to the Company to fund its current operations. In April 2003, the Company's repaid this loan to Mr. Kurtz from proceeds received under the PRO 2000 Amendment (see Note 5).

Pursuant to the Promissory Note executed on October 8, 2003, Mr. Kurtz has loaned the Company an aggregate of $135,000 to fund its current operations as of the date of this report. The Promissory Note bears interest at 8% per annum and contemplates repayment upon the occurrence of (i) the first anniversary of the making of the first loan; and (ii) the first funding of debt and/or equity capital subsequent to the completion of the proposed business combination between the Company and Digital that results in aggregate net proceeds to the Company of not less than $1 million.

NOTE 5 - SIGNIFICANT EVENT

On April 11, 2003, the Company and Indevus Pharmaceuticals, Inc. ("Indevus") executed an Amendment (the "PRO 2000 Amendment") to the license agreement dated June 14, 2000 (the "PRO 2000 License"). Under the terms of the PRO 2000 License, Indevus holds the exclusive, worldwide rights to develop and market PRO 2000 Gel. Upon execution of the PRO 2000 Amendment, the Company received $500,000 from Indevus in exchange for (i) the elimination of the $500,000 milestone payment that was to be paid under the PRO 2000 License upon the initiation of a Phase II safety trial (planned to begin later in 2003); and (ii) a second option, upon which exercise the Company would receive an additional payment of $500,000, to acquire all of the Company's rights, title and interest to PRO 2000 Gel as set forth in the PRO 2000 License, provided that such second option is exercised prior to September 30, 2004.

NOTE 6 - STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("FAS") 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FAS 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of FAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted FAS 148 during the fourth quarter ended December 31, 2002. The adoption of FAS 148 did not have a material impact on the Company's results of operations or financial position and the additional required disclosures are provided below.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with FAS 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:


                                                THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------   -------------------------------
                                                     2003            2002                2003            2002
                                                  -----------    ------------        ------------    ----------
   Net loss--as reported                          $(212,955)     $(245,971)           $(38,782)     $(792,135)
   Adjustment to net loss for pro forma
     stock-based compensation expense               (17,030)       (17,030)            (51,090)       (66,995)
                                                  ---------      ---------            --------      ---------
   Net loss--pro forma                            $(229,985)     $(263,001)           $(89,872)     $(859,130)
                                                  =========      =========            ========      =========

   Basic and diluted net loss per
     common share--as reported                       $(0.01)        $(0.01)             $(0.00)        $(0.02)
   Basis and diluted net loss per
     common share-- pro forma                        $(0.01)        $(0.01)             $(0.00)        $(0.03)


NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 expands on the existing accounting guidance and disclosure requirements for most guarantees, including indemnifications. It requires that, at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee if that amount is reasonably estimable, and must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability are to be applied on a prospective basis to guarantees issued or modified on or after January 1, 2003. The Company's initial adoption of this statement on January 1, 2003 did not have a material impact on its results of operations, financial position, or cash flows. Guarantees issued or modified after January 1, 2003, will be recognized at their fair value in the Company's financial statements.

In April 2003, the FASB issued FAS 149, "Amendment of FAS 133 on Derivative Instruments and Hedging Activities." FAS 149 amends and clarifies financial accounting and reporting for deritive instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS
133. FAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

On January 16, 2004, the Company relocated its principal executive offices to 10 East 53rd Street, 33rd Floor, New York, New York 10022 under a month-to-month arrangement for approximately 300 square feet. The Company had been maintaining its principal executive offices at 369 Lexington Avenue, 10th Floor, New York, New York 10017 pursuant to a five-year lease that continues until April 30, 2005. The commitment under the operating lease requires the Company to pay monthly base rent and an allocable percentage of operating costs and property taxes throughout the term of the lease.

The Company vacated the Lexington Avenue offices in order to facilitate a reletting of the entire premises, of which the Company had been occupying an insignificant portion pursuant to its subletting of a majority of the 5,150 square feet on July 1, 2001, which sublease was terminated on December 31, 2003 (see Note 3). At December 31, 2003, the gross future minimum rental payment obligation for the Lexington Avenue lease for the balance of the lease term is $281,000.

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

OVERVIEW

Since 2001, Paligent Inc., together with its subsidiaries (collectively, the "Company"), has been engaged in seeking business opportunities to maximize value for its shareholders. The Company has evaluated various strategic alternatives, including acquisitions of new operating businesses and technologies as well as potential merger opportunities. On July 1, 2003, the Company executed a non-binding letter of intent to acquire privately held Digital Products of Delaware, Inc. ("Digital"). The Company proposed to acquire all of the issued and outstanding stock of Digital in consideration of the issuance of shares of common stock of the Company such that the shareholders of Digital would own 80% of the outstanding stock of the post-acquisition company. Richard J. Kurtz, a director and the principal shareholder of the Company, is the principal shareholder of Digital. On January 16, 2004, the Company announced that it was postponing its acquisition of Digital. The Company's decision to postpone the proposed business combination with Digital follows Digital's advisement that it was presently focused on meeting certain business demands which hinder its ability to conclude the business combination with the Company at this time. Although the Company remains interested in later completing the acquisition of Digital, it has resumed its efforts to identify an alternative business combination.

From its inception in 1985 through 1999, the Company operated as a biotechnology company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. During 1999, the Company's principal efforts were devoted to drug development, human clinical trials and partnership commercialization focusing on two biotechnology compounds, PRO 2000 Gel and O6-Benzylguanine ("O6-BG"). Beginning in fiscal 2000, the Company pursued an Internet strategy that focused on promoting and facilitating transactions between consumers, funeral industry service providers and financing institutions. During fiscal 2000, the Company also closed its research facilities and out-licensed PRO 2000 Gel and O6-BG. Under the terms of the out-licensing agreements, the Company retains certain future rights, including the receipt of payments based on the achievement of certain milestones as well as royalties from commercial sales, if any. After a sustained period of deterioration in the Internet and technology sectors and related capital markets, the Company decided, in the fourth quarter of 2000, to discontinue the pursuit of its Internet strategy. Shortly thereafter, the Company entered into an agreement to sell all of its Web-based assets and Internet operations and ceased its Internet activities.

RESULTS OF OPERATIONS

From inception through September 30, 2003, the Company has generated no revenues from product sales or services and, except for the net income reported for the three and six month periods ended June 30, 2003, has not been profitable. As the Company continues its due diligence and other activities in connection with a potential business combination with Digital or another entity, the Company expects to incur additional losses.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

During the three months ended September 30, 2003, the Company reported a net loss of $213,000, or $0.01 per share, as compared to a net loss of $246,000, or $0.01 per share, in the comparable period in 2002. For the nine months ended September 30, 2003, the Company reported a net loss of $39,000, or $0.00 per share, as compared to a net loss of $792,000, or $0.02 per share, for the similar period in 2002.

The Company's total revenue, which is derived from interest income, was $100 and $600, respectively, for the three and nine month periods ended September 30, 2003, as compared to $1,200 and $7,300, respectively, for the comparable three and nine month periods in 2002. The reduction in interest income is attributable to a decrease in average cash balances available for investment during the respective periods.

The Company's total operating expenses, consisting of general and administrative costs, were $213,000 and $539,000, respectively, for the three and nine month periods ended September 30, 2003 as compared to $247,000 and $799,000, respectively, for the comparable periods in 2002. The decreases in general and administrative costs of $34,000 and $260,000, respectively, for the comparable three and nine month periods are principally due to reductions in professional fees. General and administrative costs for the three and nine month periods ended September 30, 2003 includes $26,000 of acquisition costs related to the Company's pursuit of a business combination with Digital that had been deferred as of June 30, 2003 and which were charged to expense in the third quarter of 2003 since the letter of intent expired on October 31, 2003 and current efforts to conclude a definitive agreement have been postponed indefinitely.

During the second quarter ended June 30, 2003, the Company received proceeds of $500,000 in connection with its execution of an Amendment (the "PRO 2000 Amendment") to its license agreement with Indevus Pharmaceuticals, Inc. ("Indevus") dated June 14, 2000 (the "PRO 2000 License"). This amount was recorded as other income. Under the terms of the PRO 2000 License, Indevus holds the exclusive, worldwide rights to develop and market PRO 2000 Gel. The payment to the Company under the PRO 2000 Amendment was received in exchange for (i) the elimination of the $500,000 milestone payment that was to be paid under the PRO 2000 License upon the initiation of a Phase II safety trial (which was planned to begin later in 2003 and has since begun); and (ii) a second option, upon which exercise the Company would receive an additional payment of $500,000, to acquire all of the Company's rights, title and interest to PRO 2000 Gel as set forth in the PRO 2000 License, provided that such second option is exercised prior to September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company's aggregate cash and cash equivalents were $19,000, a net decrease of $134,000 from the end of the prior year. The decrease in cash is attributable to cash payments for operating activities and payments on capital leases during the nine month period ended September 30, 2003, which were offset by the Company's receipt of $500,000 in April 2003 in connection with the PRO 2000 Amendment.

Except for the net income reported for the three and six month periods ended June 30, 2003, the Company has incurred losses since inception and has limited cash to fund operations in 2003. Although the Company received $500,000 in connection with the PRO 2000 Amendment, the Company had expected that its available cash reserves and interest income would have be sufficient to fund the Company's current operations into the fourth quarter of 2003; however, during the third quarter ended September 30, 2003, the Company's subtenant defaulted in its sublease and other obligations to the Company. While the Company reached a settlement agreement with its subtenant on December 31, 2003, this default resulted in an accelerated depletion of the Company's cash reserves.

In anticipation of completing a business combination with Digital or another entity, Mr. Kurtz has indicated his willingness to loan to the Company funds sufficient to finance its continuing operations. Accordingly, on October 8, 2003, the Company executed a promissory note with Mr. Kurtz under which the Company expects to receive loans that will enable it to meet its anticipated cash operating needs.

While the Company pursues the completion of a business combination with Digital or another entity, and expects to finance its continuing operations through borrowings from Mr. Kurtz, no assurance can be given that the Company will be able to complete the proposed business combination with Digital or that such financing from Mr. Kurtz will continue to be available to the Company. Further, if the Company is unable to generate significant revenue from acquired operations, obtain additional revenue from its existing out-licensing of its biotechnology assets, secure additional financing for its present operations or secure sufficient financing for operations resulting from acquisition or merger, the Company will experience a cash shortage, the effect of which could result in the discontinuance of operations. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 expands on the existing accounting guidance and disclosure requirements for most guarantees, including indemnifications. It requires that, at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee if that amount is reasonably estimable, and must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability are to be applied on a prospective basis to guarantees issued or modified on or after January 1, 2003. The Company's initial adoption of this statement on January 1, 2003 did not have a material impact on its results of operations, financial position, or cash flows. Guarantees issued or modified after January 1, 2003, will be recognized at their fair value in the Company's financial statements.

In April 2003, the FASB issued FAS 149, "Amendment of FAS 133 on Derivative Instruments and Hedging Activities." FAS 149 amends and clarifies financial accounting and reporting for deritive instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS
133. FAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. ("FAS") 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), an evaluation was performed under the supervision of the Company's Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of the Evaluation Date. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In August 2003, the Company brought an action in New York State Supreme Court, New York County, against its subtenant. The complaint alleged that the subtenant had failed to pay its rent beginning in July 2003 and was in default under its sublease. The Company sought payment of rent under the sublease in the aggregate amount of $60,000, as of September 30, 2003. While the Company believed it had meritorious claims against its subtenant, the Company weighed the costs of litigation and the impact of those costs on its limited liquidity as well as the likelihood of being able to collect a judgment against the subtenant. On December 31, 2003, the Company and its subtenant entered into a Surrender Agreement pursuant to which the Company and its subtenant agreed to release one another with respect to any and all claims under the sublease and the Company received cash and a promissory note approximately equivalent to the aggregate amount due as of December 31, 2003 in exchange for the termination of the sublease and a furniture and equipment rental agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.
                  ---------

                  31.1 Certification of Chief Executive Officer and Principal Financial Officer Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

                  32.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.
                           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.


         (b)      REPORTS ON FORM 8-K.
                  --------------------

                  Current Report on Form 8-K dated September 15, 2003 filed with the Securities and Exchange Commission on September 22, 2003 relating to a change in the Company's certifying accountant.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PALIGENT INC.
                                     (Registrant)


Date:  February 6, 2004              by:  /s/ Salvatore A. Bucci
                                          -------------------------------------
                                          Salvatore A. Bucci
                                          President and Chief Executive Officer

                                  EXHIBIT INDEX

31.1 Certification of Chief Executive Officer and Principal Financial Officer Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.