Form 10-K
period 2003-12-31
PALIGENT INC
filed 2004-04-14
CIK 885475

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2003
Commission File Number: 0-21134

PALIGENT INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2893483 (I.R.S. Employer Identification No.)
10 East 53rd Street, New York, New York (Address of principal executive offices)	10022 (Zip Code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock $0.01 par value per share (Title of Class)

        Registrant's telephone number, including area code: (212) 755-5461

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was $3,554,000.

        The number of shares of the registrant's Common Stock outstanding as of March 22, 2004 was 32,490,948.

Documents incorporated by reference:

None.

PART I

Item 1. Business.

Corporate Summary

        Since 2001, Paligent Inc. together with its subsidiaries (collectively, "Paligent" or the "Company") has been engaged in seeking business opportunities to maximize value for its shareholders. The Company has evaluated various strategic alternatives, including acquisitions of new operating businesses and technologies as well as potential merger opportunities.

        On July 1, 2003, the Company executed a non-binding letter of intent to acquire privately held Digital Products of Delaware, Inc. ("Digital"). The Company proposed to acquire all of the issued and outstanding stock of Digital in consideration of the issuance of shares of common stock of the Company such that the shareholders of Digital would own 80% of the outstanding stock of the post-acquisition company. Richard J. Kurtz, a director and the principal shareholder of the Company, is the principal shareholder of Digital. On January 16, 2004, the Company announced that the contemplated Digital acquisition was being indefinitely postponed due to Digital's need to focus on meeting certain business demands which would hinder its ability to conclude the business combination with the Company. Although the Company remains interested in a potential acquisition of Digital, it has resumed its efforts to identify an alternative business combination.

        From its inception in 1985 through 1999, the Company operated, under the name Procept, Inc., as a biotechnology company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. During 1999, the Company's principal efforts were devoted to drug development and human clinical trials focusing on two biotechnology compounds, PRO 2000 Gel and O6-Benzylguanine ("O6-BG"). During fiscal 2000, the Company closed its research facilities and out-licensed PRO 2000 Gel and O6-BG, which had been under development by the Company for several years. Under the terms of the respective out-licensing agreements, the Company retains certain future rights, including the right to receive certain agreed-upon payments upon the achievement of certain milestones as well as royalties from commercial sales, if any.

        In January 2000, the Company acquired Heaven's Door Corporation ("HDC"), a company that provided products and services over the Internet. Effective with the acquisition of HDC, the Company's name was changed from Procept, Inc. to HeavenlyDoor.com, Inc. At the same time, Procept, Inc. became the new name of the Company's subsidiary, Pacific Pharmaceuticals, Inc. (hereinafter referred to as "Procept"), a company engaged in the development of cancer therapies, which the Company acquired in March 1999. After a sustained period of deterioration in the Internet and technology sectors and related capital markets, the Company decided, in the fourth quarter of 2000, to discontinue the pursuit of its Internet strategy. Shortly thereafter, the Company entered into an agreement to sell all of its Web-based assets and Internet operations and ceased its Internet activities. In connection with this agreement, the Company's name was again changed, on December 31, 2000, from HeavenlyDoor.com, Inc. to Paligent Inc.

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

        In August 2003, AOI and the NCI executed a further amendment to the CRADA, extending the term of the CRADA to August 7, 2005.

Description of Out-Licensed Programs

PRO 2000 Gel: A Microbicide to Prevent HIV and Sexually Transmitted Disease ("STD") Infection

        PRO 2000 Gel is a topical microbicide designed to prevent the sexual transmission of HIV and other STD pathogens. Development activities are being conducted by Indevus.

        HIV infection usually leads to acquired immunodeficiency syndrome ("AIDS"), a severe, life-threatening impairment of the immune system. The World Health Organization estimates that there were 4.7 million new adult HIV infections worldwide in 2000, the majority of the infections arising through heterosexual intercourse. Heterosexual contact has also become the most common route of HIV infection in U.S. women. Other STDs, such as genital herpes, chlamydia and gonorrhea can lead to serious complications, especially in women, and can increase the risk of HIV infection. Based on estimates by the Kaiser Family Foundation and the World Health Organization, there are 15 million new STD cases each year in the United States and more than 340 million worldwide. Topical microbicides represent a new class of protective substances that are designed to be applied vaginally before sexual contact. Topical microbicides have the potential to offer an appealing, female-controlled supplement or alternative to condoms, the only products currently known to prevent HIV transmission and to reduce the risk of infection by other STDs.

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

        A number of pre-clinical and early clinical studies of PRO 2000 Gel have been completed under the sponsorship of governmental agencies and research organizations in the United States and Europe. Pre-clinical development with PRO 2000 Gel included an NIH-funded study with 28 female macaque monkeys, divided equally into one control group and three treatment groups that received gels with 0.5% PRO 2000 Gel, 2% PRO 2000 Gel and 4% PRO 2000 Gel concentrations. All of the control animals were infected within two weeks after receiving the simian human immunodeficiency virus, and went on to develop AIDS symptoms. Of the treated animals, none in the 0.5% group, and only one each in the 2% and 4% groups became infected and developed disease.

        In October 2000, dosing and follow-up for a Phase I/II clinical trial of PRO 2000 Gel was completed by the NIH at sites in the United States and South Africa. This study was designed to assess safety and acceptability in healthy, sexually active women and HIV-infected sexually abstinent women. No serious side effects were reported in this trial, and the investigators concluded that PRO 2000 Gel was safe and well-tolerated in both groups of women. Previous Phase I clinical trials conducted in Europe (with support from the Medical Research Council of the United Kingdom) showed a promising safety and acceptability profile for the drug in healthy, sexually abstinent women. Other Phase I clinical trials, to evaluate the safety of male exposure to PRO 2000 Gel, showed that it was safe and well-tolerated.

        In September 2001, Indevus was awarded a grant by the Contraceptive Research and Development ("CONRAD") Program under its Global Microbicide Project to support two toxicity studies performed by Indevus with PRO 2000 Gel. These animal studies have been completed and will support the ongoing PRO 2000 Gel clinical program.

        In June 2003, Indevus announced the initiation of a Phase II clinical trial in Africa funded by the European Commission. This trial is assessing the safety of PRO 2000 Gel in approximately 100 sexually active female volunteers. An NIH-sponsored Phase II clinical trial that may extend to a Phase III clinical trial to determine the safety and efficacy of PRO 2000 Gel in blocking male to female HIV transmission is planned to begin in 2004 in Africa and India. The study is expected to involve approximately 10,000 women who have not been infected with HIV but who are at risk for acquiring HIV by virtue of living in countries where the risk of infection is high.

        An international collaboration of research groups in the United Kingdom and Africa was awarded a grant of approximately $22.7 million from the United Kingdom's Department for International Development ("DFID") in February 2002 to test the safety and efficacy of vaginal microbicides, including PRO 2000 Gel. The Clinical Trials Unit of the Medical Research Council and Imperial College in London will coordinate the program, which will involve researchers in South Africa, Uganda, Tanzania, Cameroon and Zambia. The DFID grant will support a broad, five-year program that will include a multi-national, randomized, double-blind, placebo-controlled Phase III clinical trial of candidate microbicides.

        Indevus is responsible for providing adequate amounts of PRO 2000 Gel for use in government-sponsored clinical trials. Indevus is dependent upon third-party contractors for the manufacture and delivery of these supplies in accordance with current United States Good Manufacturing Practices regulations. Indevus intends to seek a partner for commercial manufacture, marketing and distribution of the product.

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

        The results of three trials were presented at the American Society of Clinical Oncology ("ASCO") 2003 annual meeting. In a trial from Duke University, O6-BG was given as an initial bolus infusion of 120 mg/m2 followed by continuous infusion of O6-BG, 30 mg/m2/day, for two days of each cycle. Escalating doses of temozolomide were given as a single one-day dose within 60 minutes of the bolus. The first cohort was treated with 100 mg/m2. Doses were subsequently escalated beyond the maximum tolerated dose of 472 to 628 mg/m2. Hematological dose-limiting toxicity was observed. At ASCO, six patients were reported as having had an objective response; one scored as a complete response and five who achieved a near partial response. However, one of the five patients who was diagnosed with glioblastoma was treated on study for nine cycles. The patient had previously had courses of CCNU, temozolomide without O6-BG, etoposide, and BCNU, and a second course of temozolomide without O6-BG. The most impressive response was in a patient with an astrocytoma who received 12 cycles of trial treatment. This patient had previously received CCNU and temozolomide without O6-BG and had been progressing when enrolled on the protocol. This response has lasted for more than 12 months. In addition, two trials were presented by investigators from Case Western Reserve University. In one study, eleven patients with cutaneous T-cell lymphomas were treated with whole body applications of topical BCNU at doses of 10 - 30 mg/m2 one hour after an IV infusion of O6-BG at a dose of 120 mg/m2. One complete and seven partial responders were observed in these 11 patients. There was minimal hematologic and non-hematologic toxicity. In the second study, 13 patients with multiple Myeloma receiving BCNU 40 mg/m2 one hour after an IV infusion of O6-BG at a dose of 120 mg/m2 were reported. Four patients achieved a partial response with a median duration of 231 days. The toxicities observed were mainly hematologic.

        The Phase I trial in cutaneous T-cell lymphomas and the Phase II trial in multiple Myeloma are ongoing. A Phase III trial being conducted by Southwest Oncology Group combines the use of O6-BG and BCNU with radiation therapy in newly diagnosed glioblastoma multiforme and Gliosarcoma. Phase I trials of O6-BG in combination with either the Gliadel wafer or with temozolomide are ongoing in pediatric patients. The Gliadel wafer trial is being conducted by AOI in collaboration with the Pediatric Brain Tumor Consortium.

        In addition to the trials discussed above, which are being conducted by the NCI under the CRADA, AOI has a development program designed to build upon NCI trial results. During 2004, AOI will evaluate novel dosing regimens for O6-BG. These novel regimens are intended to lead to Phase II/III trials for O6-BG in multiple cancer types. Cancer types being considered include brain cancer, melanoma, multiple myeloma, colorectal cancer or breast cancer. These trials will be executed as a 2-stage design—initially to assess response in 14 to 20 patients and then expanded to a total of approximately 50 patients.

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

        The Company holds four issued United States patents relating to PRO 2000 Gel: one covering the composition of matter issued in June 2000, two covering the use of PRO 2000 Gel to prevent or treat HIV infection, which were issued in March and October 1997, respectively, and one covering the use of PRO 2000 Gel to prevent pregnancy issued in September 1999. A similar contraception patent was also issued in South Africa.

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

        All data obtained from a comprehensive development program is submitted in a New Drug Application to the FDA and the corresponding agencies in other countries for review and approval.

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

Employees

        As of March 1, 2004, the Company has one full-time employee. The Company also utilizes independent contractors to perform various functions for the Company. The Company's employee is not represented by a labor union.

Item 2. Properties.

        On January 16, 2004, the Company relocated its principal executive offices to 10 East 53rd Street, 33rd Floor, New York, New York 10022 under a month-to-month arrangement for approximately 300 square feet. The Company had been maintaining its principal executive offices at 369 Lexington Avenue, 10th Floor, New York, New York 10017 (the "Lexington Office") pursuant to a five-year lease the term of which expires on April 30, 2005 (the "Lexington Lease"). In July 2001, the Company sublet substantially all of the Lexington Office (the "Sublease"). The Sublease was terminated on December 31, 2003.

        The Company vacated the Lexington Office in January 2004 in order to facilitate a reletting of the entire premises.

Item 3. Legal Proceedings.

        In August 2003, the Company brought an action in Civil Court of the City of New York, New York County, against its subtenant under the Sublease (the "Subtenant"). The complaint alleged that the Subtenant had failed to pay its rent beginning in July 2003 and was in default under the Sublease. The Company sought payment of rent under the Sublease. While the Company believed it had meritorious claims against the Subtenant, the Company weighed the costs of litigation and the impact of those costs on its limited liquidity as well as the likelihood of being able to collect a judgment against the Subtenant. On December 31, 2003, the Company and the Subtenant entered into a Surrender Agreement pursuant to which the Company and the Subtenant agreed to release one another with respect to any and all claims under the Sublease and the Company received cash and a promissory note approximately equivalent to the aggregate amount due as of December 31, 2003 in exchange for the termination of the Sublease and a furniture and equipment rental agreement.

        In November 2003, the Company's landlord under the Lexington Lease (the "Lexington Landlord") brought an action against the Company and the Company's subtenant in Civil Court of the City of New York, New York County. The complaint alleged that the Company failed to pay its rent beginning in October 2003 and was in default under the Lexington Lease. The Landlord sought payment of rent as well as a final judgment of eviction. During January 2004, the Company voluntarily vacated the Lexington Office. In February 2004, the Lexington Landlord demanded payment of amounts due under the Lexington Lease for the period of October 2003 through February 2004. The amount sought by the Lexington Landlord reflected an offset of the amount due to the Lexington Landlord of $66,000 as of December 31, 2003 against the Company's security deposit of $75,000, thus reducing the balance of the security deposit to $9,000 at December 31, 2003.

        The Company has not satisfied the Lexington Landlord's demand for payment and is continuing in its effort to reach a negotiated settlement. At December 31, 2003, the sum of the amount of rent due under the Lexington Lease through the end of its term is approximately $300,000.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        The Company's common stock trades on the OTC Bulletin Board under the symbol PGNT. The following table sets forth the range of high and low closing sale prices for the Common Stock as reported by the OTC Bulletin Board for the periods indicated below.

2003	High	Low
Fourth Quarter	$0.09	$0.05
Third Quarter	$0.25	$0.07
Second Quarter	$0.25	$0.04
First Quarter	$0.07	$0.03
2002
Fourth Quarter	$0.06	$0.02
Third Quarter	$0.05	$0.01
Second Quarter	$0.05	$0.01
First Quarter	$0.06	$0.02

        As of March 22, 2004, there were 1,544 holders of record. On March 22, 2004, the closing price reported on the OTC Bulletin Board for the Common Stock was $0.11.

Dividend Policy

        The Company has never paid cash dividends on its common stock and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain any future earnings for use in its business.

Item 6. Selected Financial Data.

        The selected financial data set forth below as of December 31, 2003 and 2002 and for each of the three years ended December 31, 2003, 2002 and 2001 are derived from the Company's consolidated financial statements included elsewhere in this Report, which have been audited by independent accountants Rothstein, Kass & Company, P.C., for the year ended December 31, 2003, and by PricewaterhouseCoopers LLP for the years ended December 31, 2002 and 2001. The selected financial data set forth below as of December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and 1999 are derived from audited consolidated financial statements not included in this Report. This data should be read in conjunction with the Company's financial statements and related notes thereto (contained in Item 15 of this Report) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this Report.

SELECTED FINANCIAL DATA

	YEARS ENDED DECEMBER 31,
	2003	2002	2001	2000	1999
	(in thousands, except share data)
Statement of operations data:
Revenues	$1	$8	$73	$254	$280

Costs and expenses:
Research and development(1)	—	—	286	4,696	1,320
Sales and marketing	—	—	—	1,135	—
General and administrative(1)(2)	686	1,004	1,460	23,409	3,881
Impairment of goodwill(2)	—	—	—	20,031	—
Charge for purchased in process research and development(3)	—	—	—	—	9,406

Total costs and expenses	686	1,004	1,746	49,271	14,607

Loss from operations	(685)	(996)	(1,673)	(49,017)	(14,327)
Other income (expense)	497	—	(20)	1,032	34

Net loss	(188)	(996)	(1,693)	(47,985)	(14,293)
Less: Incremental charge associated with the conversion of the minority interest in a subsidiary, net(4)	—	—	—	—	(502)

Net loss applicable to common shareholders	$(188)	$(996)	$(1,693)	$(47,985)	$(14,795)

Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.05)	$(1.55)	$(1.36)

Weighted average number of common shares outstanding	32,490,948	32,490,948	32,490,948	30,916,918	10,907,251

	AS OF DECEMBER 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$41	$153	$1,298	$2,972	$4,075
Total assets	189	340	1,650	3,512	4,947
Capital lease obligations, net of current portion	—	21	44	66	14
Total shareholders' (deficit) equity	(122)	67	1,062	2,755	4,211

(1)
Includes compensation charges associated with stock options. During 1999, the Company granted stock options to certain employees, directors and consultants with the contractual rights (the "Contractual Rights") contained in a unit offering (the "Variable Options"), whereby the Company sold an aggregate of 1,960,500 shares of Common Stock in January, February and April 1998 together with five-year Class C Warrants to purchase 1,960,500 shares of Common Stock at an exercise price of $5.00 per share (the "1998 Offering"). The Contractual Rights required contingent additional issuances of Common Stock to the purchasers (x) based on the market price on April 9, 1999 (the"Contractual Reset Rights"); (y) in the event of future dilutive sales of securities (the "Contractual Anti-Dilution Rights"); and (z) as a dividend substitute beginning October 1999 and each six months thereafter (the "Contractual Dividend Rights") (see Note 5—Notes to Consolidated Financial Statements). The Variable Options had an initial exercise price of

  $5.00 per share. As the number of options and the associated exercise price were subject to adjustment and not fixed at the grant date, these stock options were accounted for under variable stock option accounting. Accordingly, the Variable Options were revalued on a quarterly basis by measuring the difference between the current exercise price and the fair market value of the Common Stock on the respective balance sheet date. There were no charges in the first three quarters of 1999, since the fair market value of the Common Stock was less than the then current exercise price with respect to the Variable Options.

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

Overview

        From its inception in 1985 through 1999, the Company operated as a biopharmaceutical company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. During 1999, the Company's principal efforts were devoted to drug development and human clinical trials focusing on two biotechnology compounds, PRO 2000 Gel and O6-BG. During fiscal 2000, the Company closed its research facilities and out-licensed PRO 2000 Gel and O6-BG, which had been under development by the Company for several years. Under the terms of the respective out-licensing agreements, the Company retains certain future rights, including the receipt of payments based on the achievement of certain milestones as well as royalties from commercial sales, if any.

        In January 2000, the Company acquired Heaven's Door Corporation ("HDC"), a company that provided products and services over the Internet. The Company operated this Internet venture until the fourth quarter of 2000, at which time the Company discontinued the pursuit of its Internet strategy after a sustained period of deterioration in the Internet and technology sectors and related capital markets. Shortly thereafter, the Company entered into an agreement to sell all of its Web-based assets and Internet operations.

        During 2001, the Company significantly reduced its operating costs following the disposition of its Internet business. Since 2001, the Company has evaluated various strategic alternatives, including acquisitions of new operating businesses and technologies as well as potential merger opportunities. In April 2003, the Company concluded an amendment to the sublicense agreement for PRO 2000 Gel pursuant to which the Company received proceeds of $500,000 in exchange for the elimination of a potential future $500,000 milestone payment plus the Company's granting of an additional option to its sublicense, for a specified period of time, upon which exercise the Company would receive an additional payment of $500,000, which would enable the sublicense to acquire all of the Company's rights, title and interest to PRO 2000 Gel as set forth in the PRO 2000 License.

        On July 1, 2003, the Company executed a non-binding letter of intent to acquire privately held Digital Products of Delaware, Inc. ("Digital"). The Company proposed to acquire all of the issued and outstanding stock of Digital in consideration of the issuance of shares of common stock of the Company such that the shareholders of Digital would own 80% of the outstanding stock of the post-acquisition company. Richard J. Kurtz, a director and the principal shareholder of the Company, is the principal shareholder of Digital. On January 16, 2004, the Company announced that the contemplated Digital acquisition was being indefinitely postponed due to Digital's need to focus on meeting certain business demands which would hinder its ability to conclude the business combination with the Company. Although the Company remains interested in a potential acquisition of Digital, it has resumed its efforts to identify an alternative business combination.

        As of December 31, 2003, the Company has working capital and stockholders' deficits and has limited cash to fund its operations. The Company is presently relying on borrowings from its principal shareholder to fund continuing operations. See "Item 13. Certain Relationships and Related Transactions."

Results of Operations

        From inception through December 31, 2003, the Company has generated no revenues from product sales or services, has not been profitable, and has an accumulated deficit of $155.1 million. During that period, the Company was dependent upon corporate collaborations, equity financing, interest on invested funds and borrowings to provide the working capital necessary for its operations and research and development activities. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop drug candidates and from the associated administrative costs required to support these efforts. In addition, in connection with the acquisition of HDC, the Company also incurred losses in connection with the development of the Company's Internet business and related marketing activities. The Company expects to incur additional losses as it considers its strategic alternatives, including potential business investment.

Year ended December 31, 2003 as compared to the year ended December 31, 2002

        The Company's total revenue, which is derived from interest income, was $660 for the year ended December 31, 2003 as compared to $7,791 for the year ended December 31, 2001. The reduction in interest income is primarily attributable to a decrease in average cash balances available for investment during the year ended December 31, 2003.

        The Company's total operating expenses, consisting of general and administrative costs, decreased to $686,000 for the year ended December 31, 2003 from $1.0 million for the year ended December 31, 2002, a decrease of $317,000. This decrease comprises reductions of (i) $227,000 in professional fees and salaries; (ii) $42,000 in insurance expense; and (iii) $47,000 in facilities expenses and other costs.

        Other income (expense) for fiscal 2003 was $497,000. There were no items of other income (expense) in fiscal 2002. The amount reported for fiscal 2003 includes proceeds of $500,000 received pursuant to the PRO 2000 Amendment. In addition, the Company sold substantially all of its office furniture and equipment in 2004 for the amount of $10,000 and used the proceeds of the sale to satisfy a capital lease obligation to which certain of the furniture was encumbered. As a result of this sale, the Company wrote down the value of the sold assets as of December 31, 2003 to $10,000 and reduced the capital lease obligation to the settlement amount of $10,000 resulting in (i) a loss of $14,000 from the disposition of fixed assets; and (ii) a gain of $11,000 on the negotiated settlement of the capital lease obligation.

Year ended December 31, 2002 as compared to the year ended December 31, 2001

        The Company's total revenue, which is derived from interest income, was $8,000 for the year ended December 31, 2002 as compared to $73,000 for the year ended December 31, 2001. The reduction in interest income was primarily attributable to a decrease in average cash balances available for investment during the year ended December 31, 2002.

        The Company's total operating expenses decreased to $1.0 million for the year ended December 31, 2002 from $1.7 million for the year ended December 31, 2001, a decrease of $742,000. This decrease consisted of a decrease of $286,000 in research and development costs and a decrease of $456,000 in general and administrative costs.

        There were no research and development costs in fiscal 2002. Research and development costs for the year ended December 31, 2001 reflected one-time costs paid in connection with the Company's execution of the New License Agreement and the Amended CRADA. At the time of executing the New License Agreement, Procept paid to PHS a one-time license issue royalty fee of $86,000 for outstanding patent prosecution costs. In connection with executing the Amended CRADA, Procept made a final payment of $200,000 to NCI for production and clinical distribution costs relating to O6-BG.

        General and administrative expenses were $1.0 million in fiscal 2002 as compared to $1.5 million in fiscal 2001, a decrease of $456,000. This decrease reflected cost reductions during fiscal 2002, including (i) a decrease of $254,000 in salaries and professional fees; and (ii) a decrease of $152,000 in facilities expense, of which $106,000 represented an increase in the offset of expense resulting from an increase in tenant receipts in connection with the Company's sublet of a majority of its office space on July 1, 2001.

Liquidity and Capital Resources

        The Company has incurred losses since inception, has working capital and stockholders' deficits and has limited cash to fund its operations. Since disposing of its Internet assets and related operations in December 2000, the Company has significantly reduced its operating costs. During April 2003, the Company received $500,000 in connection with the amendment of its license agreement with Indevus Pharmaceuticals, Inc. The Company is presently relying on borrowings from its principal shareholder to fund continuing operations. While the Company pursues strategic alternatives, including potential business combination and related financing, the Company expects to finance its continuing operations through further borrowings from its principal shareholder. The shareholder has made no commitment to continue to make loans to the Company. No assurance can be given that the Company will be able to complete a business combination or that such financing from its principal shareholder will continue to be available to the Company. If the Company is unable to generate significant revenue from acquired operations, obtain additional revenue from its existing out-licensing of its biotechnology assets, secure additional financing for its present operations, obtain financing from its principal shareholder or secure sufficient financing for operations resulting from acquisition or merger, the Company will experience a cash shortage, the effect of which could result in the discontinuance of operations. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

        These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

Year ended December 31, 2003 as compared to the year ended December 31, 2002

        Since its inception, the Company has principally financed its operations from the issuance of $71.4 million of its securities, the receipt of $29.4 million under collaborative research agreements, earnings of $3.6 million in interest income and proceeds of $1.0 million from out-licensing of its biotechnology assets.

        For the year ended December 31, 2003, the Company incurred a net loss of $194,000. During fiscal 2003, the Company used $198,000 to fund operating activities, as compared to $1.1 million during the year ended December 31, 2002. The net decrease of $917,000 in operating cash outflows principally reflects the receipt of $500,000 pursuant to the PRO 2000 Amendment and a reduction in operating expenses during fiscal 2003.

        At December 31, 2003, the Company's aggregate cash and cash equivalents were $41,000, a net decrease of $112,000 from the end of the prior year. This decrease relates principally to cash used to fund operations.

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

Recently Issued Financial and Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to a revision of FIN 46 which was issued in December 2003, FIN 46 is effective for all reporting periods ending after December 15, 2004. The Company has no arrangements that would be subject to this interpretation.

        In April 2003, the FASB issued FAS 149, "Amendment of FAS 133 on Derivative Instruments and Hedging Activities." FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Contractual Obligations and Off-Balance Sheet Arrangements

        The following table summarizes the Company's contractual payment obligations as of December 31, 2003. The capital lease obligation is reflected as a liability in the Company's Consolidated Balance Sheet as of December 31, 2003. The operating lease obligation is expensed on a monthly basis.

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Capital lease obligation	$10,000	$10,000	$—	$—	$—
Operating lease obligation	281,000	210,000	71,000	—	—

Total	$291,000	$220,000	$71,000	$—	$—

(1)
See Note 7 of Notes to Consolidated Financial Statements

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision of the Company's Chief Executive Officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, there were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The following table sets forth the name, age and position of each person as of March 1, 2004 who is a director and/or executive officer of the Company:

Elliott H. Vernon	61	Director, Chairman of the Board and Secretary
Salvatore A. Bucci	48	Director, President and Chief Executive Officer
Zola P. Horovitz, Ph.D	69	Director
Richard J. Kurtz	63	Director

        Elliott H. Vernon has been a director of the Company since December 1997 and Chairman of the Board and Secretary of the Company since May 2002. Mr. Vernon has been the Chairman and co-Managing Member of MetCare Rx Pharmaceutical Services Group, LLC since November 2003. Previously, Mr. Vernon was the Chairman of the Board, President and Chief Executive Officer of HealthCare Integrated Services, Inc., an owner and operator of fixed-site magnetic resonance imaging centers in the Northeast, from its inception in 1991 through 2003. HealthCare Integrated Services, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code in the District of New Jersey in September 2002. Mr. Vernon was also one of the founders of Transworld Nurses, Inc., the predecessor of Transworld HealthCare, Inc., a publicly held regional supplier of a broad range of alternate site healthcare services and products. Mr. Vernon is also a principal of Healthcare Financial Corp., LLC, a healthcare financial consulting company engaged primarily in FDA matters. From January 1990 to December 1994, Mr. Vernon was a director, Executive Vice President and General Counsel of Aegis Holdings Corporation, an international provider of financial services through its investment management and capital markets consulting subsidiaries.

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

        Zola P. Horovitz, Ph.D. has been a director of the Company since 1992. Dr. Horovitz, currently a consultant to pharmaceutical companies, served as Vice President—Business Development and Planning at Bristol-Myers Squibb Pharmaceutical Group, from August 1991 to April 1994, and as Vice President–Licensing, from 1989 to August 1991. Prior to 1989, Dr. Horovitz spent 30 years as a member of the Squibb Institute for Medical Research, most recently as Vice President–Research Planning. He is also a director of six other publicly traded biotechnology and pharmaceutical companies: Avigen, Inc., BioCryst, Inc., Diacrin, Inc., Dov Pharma, Genaera Corporation and Nitromed Inc. Dr. Horovitz received his Ph.D. from the University of Pittsburgh.

        Richard J. Kurtz has been a director of the Company since the acquisition of HDC in January 2000. Mr. Kurtz has been Chairman of the Board of Digital Products of Delaware, Inc., a company engaged in providing electronic monitoring products and services to the criminal justice and corrections industry, since August 1999. Mr. Kurtz has also been the Chairman of the Board of Directors of Urecoats Industries, Inc., a publicly traded corporation in the sealant and coating business, since February 1999. He has been the President and Chief Executive Officer of the Kamson Corporation, a privately held corporation, for over twenty years. Kamson Corporation owns and operates real estate investment properties in the Northeastern United States. Mr. Kurtz received his B.A. from the University of Miami in 1962.

        The Board of Directors has determined that Elliott H. Vernon is the Company's audit committee financial expert as defined in Item 401(h) of Regulation S-K.

        The Company has not adopted a code of ethics as defined in Item 406 of Regulation S-K because it has only one employee and limited operations. The Board of Directors will continue to assess the Company's need for a code of ethics.

Item 11. Executive Compensation.

Summary Compensation Table

        The following table sets forth certain compensation information as to the chief executive officer of the Company, who is the only executive officer of the Company (the "Named Executive Officers"), for each of the years ended December 31, 2003, 2002 and 2001:

SUMMARY COMPENSATION TABLE

Long Term Compensation Awards
Annual Compensation
Name and Principal Position				Securities Underlying Options (#)	All Other Compensation ($)
	Year	Salary ($)	Bonus ($)
Salvatore A. Bucci(1) President and Chief Executive Officer	2003 2002 2001	200,000 200,000 200,000	0 0 25,000	0 0 0	0 0 0

(1)
Mr. Bucci has been the President and Chief Executive Officer of the Company since February 2001, succeeding the prior President and Chief Executive Officer whose employment with the Company terminated on December 31, 2000. His compensation arrangements are discussed under "Executive Employment Contract" below.

Fiscal Year-End Option Values

        The following table provides information regarding exercisable and unexercisable stock options held by the Named Executive Officers as of December 31, 2003:

FISCAL YEAR-END OPTION VALUES

Name and Principal Position	Shares Acquired on Exercise (#)	Value Realized ($)	Fiscal Year-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End ($) Exercisable/ Unexercisable(1)
Salvatore A. Bucci	0	0	243,750/81,250	0/0

(1)
Based on the difference between the option exercise price and the closing price of the underlying Common Stock on December 31, 2003, which closing price was $0.09.

Compensation of Directors

        Certain members of the Company's Board of Directors received fees in connection with their service to the Company as members of the Board of Directors and, in certain cases, were also compensated as consultants by the Company. Mr. Vernon was paid $833 for his services as a director during the year ended December 31, 2003. In addition, Mr. Vernon was paid $4,167 for his consulting services to the Company during the year ended December 31, 2003. There are presently no arrangements providing for payments to directors for director or consulting services.

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

        During 2003, no options or other equity-based awards were granted and the Chief Executive Officer's compensation was not adjusted.

Compensation Committee Report on Executive Compensation

        During fiscal 2003, the Compensation Committee of the Board of Directors ("Compensation Committee") consisted of Zola P. Horovitz, Ph.D. and Elliott H. Vernon. The Compensation Committee's responsibilities include: (i) reviewing the performance of the Chief Executive Officer and the other executive officers of the Company and making determinations as to their cash and equity-based compensation and benefits, and (ii) administration of employee stock option grants and stock awards. During fiscal 2003, the Compensation Committee did not meet.

Compensation Philosophy

        The Company's executive compensation policy comprises three principal elements: base salary, cash or stock bonuses based on performance and stock option grants, and is designed to attract, retain and reward executive officers who contribute to the long term success of the Company. Through its compensation policy, the Company strives to provide total compensation that is competitive with other companies in comparable lines of business.

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

        Mr. Bucci was the sole executive officer of the Company during fiscal 2003.

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

STOCK PERFORMANCE GRAPH

        The following graph compares the cumulative stockholder returns on the Common Stock over the five year period from December 31, 1998 to December 31, 2003, as compared with that of the Media General ("MG") Biotechnology Index and the S&P 500 Composite Index during the same period. The graph assumes an initial investment of $100 on December 31, 1998 in the Common Stock, the MG Biotechnology Index and the S&P 500 Composite Index, with all dividends, if any, being reinvested.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG PALIGENT INC., MG BIOTECHNOLOGY INDEX
AND S&P COMPOSITE INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 1998
ASSUMES DIVIDENDS, IF ANY, REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2003

	12/31/1998	12/31/1999	12/31/2000	12/31/2001	12/31/2002	12/31/2003
PALIGENT INC.	$100.00	$147.50	$2.52	$1.24	$1.00	$3.40
MG BIOTECHNOLGY INDEX	$100.00	$217.84	$254.92	$213.36	$137.60	$210.12
S&P COMPOSITE INDEX	$100.00	$121.04	$110.02	$96.95	$75.52	$97.18

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

        The following table and footnotes set forth certain information regarding the beneficial ownership of Common Stock as of March 1, 2004 by (i) the only persons known to the Company to be beneficial owners of more than 5% of Common Stock, (ii) the Named Executive Officers, (iii) each director, and (iv) all current executive officers and directors as a group.

	Common Stock Beneficially Owned(2)
Beneficial Owner(1)
	Shares	Percent
Richard J. Kurtz	18,557,070(3)	55.44
Lindsay A. Rosenwald, M.D.	2,261,884(4)	6.60
Elliott H. Vernon	338,191(5)	1.03
Zola P. Horovitz, Ph.D.	239,978(6)	*
Salvatore A. Bucci	243,750(7)	*
All current executive officers and directors as a group (4 persons)	19,378,989(8)	56.69

*
Indicates less than 1%

(1)
The business address for Messrs. Kurtz, Vernon and Bucci and Dr. Horovitz is c/o Paligent Inc., 10 East 53rd Street, 33rd Floor, New York, New York 10022. The business address for Dr. Rosenwald is c/o Paramount Capital, Incorporated, 787 Seventh Avenue, New York, New York 10019.

(2)
Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by such stockholder, subject to community property laws where applicable. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days of March 1, 2004 are treated as outstanding solely for the purpose of calculating the amount and percentage of shares beneficially owned by the holder of such options or warrants.

(3)
Reported ownership consists of: (i) 17,575,247 outstanding shares of Common Stock; (ii) 134,222 shares issuable upon exercise of 1997 Unit Purchase Options originally issued by Procept; (iii) 13,732 shares issuable upon exercise of Class A Warrants issuable upon exercise of 1997 Unit Purchase Options originally issued by Procept; (iv) 5,432 shares issuable upon exercise of 1995 Unit Purchase Options originally issued by Procept; (v) 6,790 shares issuable upon exercise of Class A Warrants issuable upon exercise of 1995 Unit Purchase Options originally issued by Procept; (vi) 191,647 shares issuable upon exercise of Class A Warrants originally issued by Procept; and (vii) 630,000 shares issuable upon exercise of Class D Warrants.

(4)
Reported ownership consists of: (i) 436,418 shares of Common Stock; (ii) 843,445 shares issuable upon exercise of 1997 Unit Purchase Options originally issued by Procept; (iii) 86,292 shares issuable upon exercise of Class A Warrants issuable upon exercise of 1997 Unit Purchase Options originally issued by Procept; (iv) 20,879 shares issuable upon exercise of 1995 Unit Purchase Options originally issued by Procept; (v) 26,099 issuable upon exercise of Class A Warrants issuable upon exercise of 1995 Unit Purchase Options originally issued by Procept; (vi) 781,758 shares issuable upon exercise of Class E Warrants; and (vii) 66,993 shares of Common Stock held by Paramount Capital Investments, LLC, of which Dr. Rosenwald is sole and managing member.

(5)
Includes 228,991 shares issuable to Mr. Vernon upon the exercise of options currently exercisable.

(6)
Represents shares issuable to Dr. Horovitz upon the exercise of options currently exercisable.

(7)
Represents shares issuable to Mr. Bucci upon the exercise of options currently exercisable.

(8)
Includes 712,719 shares issuable to directors and executive officers upon the exercise of options currently exercisable or exercisable within 60 days of March 1, 2004.

Equity Compensation Plans

        The following table sets forth information as of December 31, 2003 with respect to the Company's equity compensation plan, for which common stock of the Company is authorized for issuance. The Company's equity compensation plan has been approved by the Company's security holders (see Note 5 in the Notes to Consolidated Financial Statements for a description of the Company's plan).

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price per Share of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	5,325,858	$2.10	5,377,605

Item 13. Certain Relationships and Related Transactions.

Transactions with Directors and Officers

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

        On October 13, 2000, Procept entered into an agreement with AOI Pharmaceuticals Inc. ("AOI") to sublicense its exclusive worldwide patent rights and know-how relating to O6-BG (the "Sublicense Agreement"). Michael A. Weiss, then a director of the Company, is the Chairman of the Board of AOI. In addition, the former principal stockholder of the Company is a stockholder of an affiliate of AOI. Pursuant to the Sublicense Agreement, Procept sublicensed all development and licensing rights to AOI in exchange for future royalties on net sales of O6-BG. The agreement also provides for cash payments to Procept based upon the achievement of certain developmental milestones. In addition, AOI assumed all financial obligations of Procept relating to its licensing of worldwide patent rights as of the effective date of the agreement. On February 28, 2002, Procept and the United States Public Health Service ("PHS") executed an exclusive Patent License Agreement (the "New License Agreement"), which superceded the license agreement dated February 6, 1998 between Procept and The Penn State Research Foundation ("PSRF") (the "Original License Agreement"). The New License

Agreement affirms Procept's worldwide patent rights to O6-Benzylguanine ("O6-BG") and related compounds, and acknowledges the Sublicense Agreement, as of the date executed by Procept and AOI. At the time of executing the New License Agreement, Procept paid to PHS a one-time license issue royalty fee of $86,000 for outstanding patent prosecution costs accrued at December 31, 2001. In connection with the execution of the New License Agreement, Procept, together with the National Cancer Institute ("NCI") and AOI, also executed an amendment to the Cooperative Research and Development Agreement ("CRADA"), originally executed with the NCI in August 1998 (the "Amended CRADA"), pursuant to which AOI replaced Procept as Collaborator (i.e., the research and development partner). Under terms of the Amended CRADA, AOI assumed direct responsibility for all remaining research and payment obligations, effective as of February 28, 2002. As part of the Amended CRADA, Procept made a final payment of $200,000 to NCI for production and clinical distribution costs relating to O6-BG, which costs were accrued at December 31, 2001. Prior to executing the Amended CRADA, AOI was obligated to reimburse Procept for costs that Procept paid, pursuant to, and subsequent to the effective date of, the Sublicense Agreement. Shortly thereafter, Procept and AOI agreed that AOI would defer its reimbursement to Procept for costs that Procept had paid relating to its maintenance of patent rights and CRADA obligations until the execution of the New License Agreement and the Amended CRADA. As of December 31, 2001, such reimbursable costs amounted to $137,000. On February 28, 2002, AOI paid to the Company the total balance of deferred reimbursable costs. In May 2002, Procept executed an amendment to the New License Agreement (the "Amendment"). The Amendment clarified language in the New License Agreement pertaining to future sublicensing agreements, in the event that such agreements were to be executed. In addition, the Company, together with PHS, PSRF, AOI and the University of Chicago ("UC"), also executed, in May 2002, a Comprehensive Release Agreement (the "Release Agreement"). The Release Agreement provides for the irrevocable and absolute release of the Company by PHS, PSRF and UC from any and all claims or obligations arising out of, or related to the Original License Agreement. The Release Agreement was made part of the New License Agreement.

        On March 3, 2003, Richard J. Kurtz, a director and shareholder of the Company, loaned $30,000 to the Company to fund its current operations. In April 2003, the Company's repaid this loan to Mr. Kurtz from proceeds received under the PRO 2000 Amendment.

        On October 8, 2003, in anticipation of completing a business combination with Digital or another entity, the Company executed a promissory note (the "Promissory Note") with Mr. Kurtz under which the Company expects to receive loans that will enable it to meet its anticipated cash operating needs. The Promissory Note bears interest at 8% per annum and contemplates repayment upon the occurrence of (i) the first anniversary of the making of the first loan; and (ii) the first funding of debt and/or equity capital subsequent to the completion of the proposed business combination between the Company and Digital that results in aggregate net proceeds to the Company of not less than $1 million. As of December 31, 2003, Mr. Kurtz has loaned the Company an aggregate of $110,000 to fund its current operations.

        In 2004, the Company sold substantially all of the office furniture and equipment that was located in the Lexington Office, certain of which was subject to a capital lease under which monthly payments were due from the Company through April 2005. The Company negotiated a settlement of the capital lease obligation and sold the furniture and equipment for the equal amounts of $10,000, recording in the financial statements for the year ended December 31, 2003, an $11,000 gain (excluding remaining interest charges) on the settlement of the capital lease and a loss on the sale of furniture and equipment of $14,000. Elliott H. Vernon, a director of the Company, is Chairman and co-manager of Metcare Rx Pharmaceutical Services Group, LLC, the purchaser of the office furniture and equipment.

PART IV

Item 14. Principal Accounting Fees and Services.

        Rothstein Kass & Company, P.C. was engaged as independent accountants for the Company beginning with its review of the Company's Form 10-Q for the quarterly period ended September 30, 2003. Previously, PricewaterhouseCoopers LLP had been the Company's independent accountants for fiscal 2002 and for the quarterly reviews for the quarters ended March 31, 2003 and June 30, 2003. Rothstein, Kass & Company, P.C. and PricewaterhouseCoopers LLP have no direct or indirect financial interest in the Company.

INDEPENDENT PUBLIC ACCOUNTANTS' FEES

        During the last two fiscal years, Rothstein, Kass & Company, P.C. ("RK") and PricewaterhouseCoopers LLP ("PwC") billed the Company the following fees for its services:

	Fiscal Year Ended December 31, 2003		Fiscal Year Ended December 31, 2002
	RK	PwC	RK	PwC
Audit Fees	$21,000	$8,800	$—	$80,621
Audit-Related Fees	—	—	—	—
Tax Fees (a)	—	—	—	51,825
All Other Fees	—	—	—	—

Total	$21,000	$8,800	$—	$132,446

  (a)
  Includes fees for tax compliance and consulting.

        The Audit Committee of the Board of Directors has considered whether the provision of the above services other than audit services by PricewaterhouseCoopers LLP is compatible with maintaining such firm's independence and the Audit Committee has satisfied itself as to the auditors' independence.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND
PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT ACCOUNTANTS

        Consistent with policies of the Securities and Exchange Commission regarding auditor independence and the Audit Committee charter, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent accountants. The Audit Committee may also pre-approve particular services on a case-by-case basis.

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
4.2
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
4.5
Class D Warrants issued in June 1999 to a Schedule of Holders. Filed as Exhibit 4.2 to the Company's Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-21134, and incorporated herein by reference.
4.6
The 1998 Equity Incentive Plan, as amended through June 30, 1999. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 999, Commission File No. 0-21134, and incorporated herein by reference.
4.7
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
10.4
Sublicense Agreement by and between Procept, Inc. and AOI Pharmaceuticals Inc., dated as of October 13, 2000. Filed as Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 2000, Commission File No. 0-21134, and incor- porated herein by reference.
10.5
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
10.12
Comprehensive Release Agreement dated May 29, 2002 between Procept, Inc., the United States Public Health Service, The Penn State Research Foundation, the University of Chicago and AOI Pharmaceuticals, Inc. Filed as Exhibit 10.17 to the Company's Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-21134, and incorporated herein by reference.
10.13
Amendment to the License Agreement by and between the Company and Indevus Pharmaceuticals, Inc., dated as of April 10, 2003. Filed as Exhibit 10.18 to the Company's Form 8-K, filed on April 18, 2003, Commission File No. 0-21134, and incorporated herein by reference.
21.1	Schedule of subsidiaries of the Company. Filed as Exhibit 21.1 to the Company's Form 10-K for the year ended December 31, 2001, Commission File No. 0-21134, and incorporated herein by reference.
23.1	Consent of Rothstein, Kass & Company, P.C., independent accountants to the Company. Filed herewith.
23.2	Consent of PricewaterhouseCoopers LLP, independent accountants to the Company. Filed herewith.
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

PALIGENT INC. (Registrant)
Dated: April 9, 2004	/s/ SALVATORE A. BUCCI Salvatore A. Bucci President and Chief Executive Officer

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 9th day of April, 2004:

Capacity:

/s/ ELLIOTT H. VERNON Elliott H. Vernon	Chairman
/s/ SALVATORE A. BUCCI Salvatore A. Bucci	Director, President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)
/s/ ZOLA P. HOROVITZ, PH.D. Zola P. Horovitz, Ph.D.	Director
/s/ RICHARD J. KURTZ Richard J. Kurtz	Director

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Paligent Inc.

We have audited the accompanying consolidated balance sheet of Paligent Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paligent Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from operations since inception, has working capital and stockholders' deficits and has limited cash to fund its operations in 2004. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rothstein, Kass & Company, P.C.

Roseland, New Jersey
February 27, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Paligent Inc.

In our opinion, the consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2002 (appearing on pages 35 through 51 of the Paligent Inc. 2003 Annual Report on Form 10-K) present fairly, in all material respects, the financial position, results of operations and cash flows of Paligent Inc. at December 31, 2002 and for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from operations since inception and has a working capital deficit. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

New York, New York
April 14, 2003

PALIGENT INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$41,321	$153,046
Current portion of subtenant receivable	100,000	—
Property held for sale	10,000	—
Other current assets	—	94

Total current assets	151,321	153,140
Property and equipment, net	2,813	75,789
Security deposits	9,543	77,582
Subtenant receivable	25,000	—
Deferred charges	—	16,442
Other assets	—	17,227

Total assets	$188,677	$340,180

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$124,284	$95,061
Accrued compensation	9,840	10,037
Accrued professional services	34,100	75,000
Due to related party	110,000	—
Current portion of capital lease obligations	10,000	20,383

Total current liabilities	288,224	200,481

Deferred rent	22,262	32,342

Security deposit payable	—	20,000

Capital lease obligations	—	20,545

Commitments and contingencies
Stockholders' (deficit) equity:
Common stock, $.01 par value; 75,000,000 shares authorized; 32,490,948 shares issued and outstanding at December 31, 2003 and 2002, respectively	324,910	324,910
Additional paid-in capital	154,634,974	154,634,974
Accumulated deficit	(155,081,693)	(154,893,072)

Total stockholders' (deficit) equity	(121,809)	66,812

Total liabilities and stockholders' (deficit) equity	$188,677	$340,180

The accompanying notes are an integral part of the consolidated financial statements.

PALIGENT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2003	2002	2001
Interest income	$660	$7,791	$72,903

Costs and expenses:
Research and development	—	—	285,859
General and administrative	686,118	1,003,397	1,459,688

Total costs and expenses	686,118	1,003,397	1,745,547

Loss from operations	(685,458)	(995,606)	(1,672,644)
Other income (expense), net	496,837	—	(19,811)

Net loss	$(188,621)	$(995,606)	$(1,692,455)

Basic and diluted net loss per common share	$(0.01)	$(0.03)	$(0.05)

Weighted average number of common shares outstanding—basic and diluted	32,490,948	32,490,948	32,490,948

The accompanying notes are an integral part of the consolidated financial statements.

PALIGENT INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Par Value
Balance at December 31, 2000	32,490,948	$324,910	$154,634,974	$(152,205,011)	$2,754,873
Net loss	—	—	—	(1,692,455)	(1,692,455)

Balance at December 31, 2001	32,490,948	324,910	154,634,974	(153,897,466)	1,062,418
Net loss	—	—	—	(995,606)	(995,606)

Balance at December 31, 2002	32,490,948	324,910	154,634,974	(154,893,072)	66,812
Net loss	—	—	—	(188,621)	(188,621)

Balance at December 31, 2003	32,490,948	$324,910	$154,634,974	$(155,081,693)	$(121,809)

The accompanying notes are an integral part of the consolidated financial statements.

PALIGENT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(188,621)	$(995,606)	$(1,692,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,940	48,166	69,010
Loss on sale of property and equipment	14,263	—	19,811
Write-off of security deposits	68,039	—	—
Deferred charges	16,442	(16,442)	—
Reduction in capital lease obligation	(7,225)	—	—
Deferred rent	(10,080)	(4,154)	30,685
Changes in operating assets and liabilities, net of acquisitions:
Due from related party	—	137,091	(91,892)
Prepaid expenses and other current assets	94	1,670	102,342
Subtenant receivable	(125,000)	—	—
Other assets	—	—	(28,302)
Accounts payable	28,034	61,992	(155,518)
Accrued patent and research costs	—	(285,859)	—
Accrued expenses and other current liabilities	(39,908)	(61,512)	(3,699)
Security deposit payable	(20,000)	—	20,000

Net cash used in operating activities	(198,022)	(1,114,654)	(1,730,018)

Cash flows from investing activities:
Capital expenditures	—	(5,618)	—
Proceeds from sales of assets	—	—	117,100

Net cash (used in) provided by investing activities	—	(5,618)	117,100

Cash flows from financing activities:
Proceeds from related party loan	140,000	—	—
Payments on related party loan	(30,000)	—	—
Principal payments on capital lease obligations	(23,703)	(24,948)	(60,506)

Net cash provided by (used in) financing activities	86,297	(24,948)	(60,506)

Net decrease in cash and cash equivalents	(111,725)	(1,145,220)	(1,673,424)
Cash and cash equivalents at beginning of year	153,046	1,298,266	2,971,690

Cash and cash equivalents at end of year	$41,321	$153,046	$1,298,266

Supplemental disclosure of cash flow information:
Interest paid	$7,326	$10,149	$16,056

The accompanying notes are an integral part of the consolidated financial statements.

PALIGENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF BUSINESS

        Paligent Inc., together with its subsidiaries (collectively, "Paligent" or the "Company"), is presently seeking business opportunities to maximize value for its shareholders. In 2001, the Company significantly reduced its operating costs following the disposition of its Internet business and the out-licensing of its remaining biotechnology assets in 2000. Since 2001, the Company has evaluated various strategic alternatives, including acquisitions of new operating businesses and technologies as well as potential merger opportunities.

        On July 1, 2003, the Company executed a non-binding letter of intent to acquire privately held Digital Products of Delaware, Inc. ("Digital"). The Company proposed to acquire all of the issued and outstanding stock of Digital in consideration of the issuance of shares of common stock of the Company such that the shareholders of Digital would own 80% of the outstanding stock of the post-acquisition company. Richard J. Kurtz, a director and the principal shareholder of the Company, is the principal shareholder of Digital. On January 16, 2004, the Company announced that the contemplated Digital acquisition was being indefinitely postponed due to Digital's need to focus on meeting certain business demands which would hinder its ability to conclude the business combination with the Company. Although the Company remains interested in a potential acquisition of Digital, it has resumed its efforts to identify an alternative business combination.

        From its inception in 1985 through 1999, Paligent operated, under the name Procept, Inc., as a biotechnology company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. During 1999, the Company's principal efforts were devoted to drug development and human clinical trials focusing on two biotechnology compounds, PRO 2000 Gel and O6-Benzylguanine ("O6-BG"). During fiscal 2000, the Company closed its research facilities and out-licensed PRO 2000 Gel and O6-BG. Under the terms of the out-licensing agreements, the Company retains certain future rights, including the right to receive certain agreed-upon payments upon the achievement of certain milestones as well as royalties from commercial sales, if any. In April 2003, the Company received proceeds of $500,000 pursuant to an amendment of its sublicensing agreement for PRO 2000 Gel (see Note 8).

        In January 2000, the Company acquired Heaven's Door Corporation ("HDC"), a company that provided products and services over the Internet. Effective with the acquisition of HDC, the Company's name was changed from Procept, Inc. to HeavenlyDoor.com, Inc. and the Company's subsidiary, Pacific Pharmaceuticals, Inc., was renamed Procept, Inc. (hereinafter referred to as "Procept"). Following the acquisition of HDC, the Company operated this Internet venture until the fourth quarter of 2000, at which time the Company discontinued the pursuit of its Internet strategy after a sustained period of deterioration in the Internet and technology sectors and related capital markets. Shortly thereafter, the Company entered into an agreement to sell all of its Web-based assets and Internet operations, including the name "HeavenlyDoor.com," and ceased its Internet activities. In connection with this agreement, the Company's name was again changed, on December 31, 2000, from HeavenlyDoor.com, Inc. to Paligent Inc.

        Since inception, the Company has generated no revenue from product sales or services, has not been profitable, and has incurred an accumulated deficit of $155.1 million. As the Company continues to evaluate various strategic alternatives in its quest for new growth areas that will maximize value to existing stockholders, the Company expects to incur additional losses.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries, which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Risks and Uncertainties

        The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has incurred losses from operations since inception, has working capital and stockholders' deficits and has limited cash to fund operations in 2004. Since disposing of its Internet assets and related operations in December 2000, the Company has significantly reduced its operating costs. During April 2003, the Company received $500,000 in connection with the amendment of its license agreement with Indevus Pharmaceuticals, Inc. The Company is presently relying on borrowings from its principal shareholder to fund continuing operations. The shareholder has made no commitment to continue to make loans to the Company. While the Company evaluates strategic alternatives, including potential business investments and related financing, the Company's rate of spending could vary from its current estimate. No assurance can be given that the Company will be able to complete a business investment or that such financing will be available to the Company. If the Company is unable to generate significant revenue from acquired operations, obtain additional revenue from its existing out-licensing of its biotechnology assets, secure additional financing for its present operations, obtain financing from its principal shareholder or secure sufficient financing for operations resulting from acquisition or merger, the Company will experience a cash shortage in 2004, the effect of which could result in the discontinuance of operations. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

        These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

        The Company considers all short-term investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. The Company invests its excess cash in money market instruments. Cash and cash equivalents are, at times, maintained at financial institutions in amounts that exceed federally insured limits.

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

Impairment or Disposal of Long-Lived Assets

        The Company accounts for long-lived assets under Statement of Financial Accounting Standards No. ("FAS") 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires the Company to review for impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset's carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset.

        Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Fair Value of Financial Instruments

        The fair values of the Company's assets and liabilities that qualify as financial instruments under FAS 107, "Disclosures about Fair Value of Financial Instruments," approximate their carrying amounts as presented in the accompanying consolidated balance sheets at December 31, 2003 and 2002.

Basic and Diluted Net Loss Per Common Share

        Basic earnings per share ("EPS") excludes dilution and is computed by dividing (loss) income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Inherently, stock options and warrants are deemed to be anti-dilutive when the average market price of the common stock during the period exceeds the exercise price of the stock options or warrants. Common equivalent shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock (the "treasury stock method").

        For the years ended December 31, 2003, 2002 and 2001, the Company had stock options and warrants outstanding that were anti-dilutive. These securities could potentially dilute basic EPS in the future and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented. Consequently, there were no differences between basic and diluted EPS for these periods.

New Accounting Standards

        In December 2002, the Financial Accounting Standards Board ("FASB") issued FAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FAS 123". FAS 148 provides additional transition guidance for companies that elect to voluntarily adopt the accounting provisions of FAS 123, "Accounting for Stock-Based Compensation" and is intended to encourage the adoption of the accounting provisions of FAS 123. Under the provisions of FAS 148, companies that choose to adopt the accounting provisions of FAS 123 will be permitted to select from three transition methods: the prospective method, the modified prospective method and the retroactive restatement method. FAS 148 requires certain new disclosures that are incremental to those required by FAS 123, which must also be made in interim financial statements. The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The adoption of FAS 148 did not have a material impact on the Company's consolidated financial statements.

        In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to a revision of FIN 46 which was issued in December 2003, FIN 46 is effective for all reporting periods ending after December 15, 2004. The Company has no arrangements that would be subject to this interpretation.

        In April 2003, the FASB issued FAS 149, "Amendment of FAS 133 on Derivative Instruments and Hedging Activities." FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

NOTE 3—SUBTENANT RECEIVABLE

        Effective July 1, 2001, the Company entered into a sublease for the majority of its New York City office space. Under terms of the sublease, the Company was entitled to subrental payments equal to 85% of its base rent, operating costs and property taxes throughout the remaining term of its lease. In addition, under a separate agreement with its subtenant, the Company was entitled to receive a monthly fee for the subtenant's right to utilize furniture and equipment located in the subleased space.

        Beginning in July 2003, the Company's subtenant ceased making payments under the sublease and the separate agreement governing the use of furniture and equipment. Accordingly, the Company commenced a civil action against the subtenant for collection of outstanding amounts due. On December 31, 2003, the Company executed a Surrender Agreement and Promissory Note with its subtenant pursuant to which the Company received cash and a promissory note approximately equivalent to the aggregate amount due as of December 31, 2003 in exchange for the termination of the sublease and the furniture and equipment rental agreement. The Promissory Note, in the amount of $75,000 as of December 31, 2003, bears interest at the rate of 6% per annum and is payable in three installments of $25,000, plus accrued interest, on June 30, 2004, December 31, 2004 and June 30, 2005. The cash portion of the settlement, in the amount of $50,000, which is included in the current portion of subtenant receivable at December 31, 2003, was received by the Company in January 2004.

NOTE 4—PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	December 31,
	2003	2002
Furniture and fixtures	$—	$82,643
Office equipment	16,438	46,877
Leasehold improvements	—	47,032

	16,438	176,552
Less: accumulated depreciation and amortization	(13,625)	(100,763)

Property and equipment, net	$2,813	$75,789

        In January 2004, the Company vacated its former principal executive offices (see Note 7). Accordingly, the Company charged the $14,000 balance of unamortized leasehold improvements as of December 31, 2003 to fiscal 2003 amortization expense.

        In 2004, the Company sold substantially all of its office furniture and equipment for the amount of $10,000 and used the proceeds of the sale to satisfy a capital lease obligation to which certain of the furniture was encumbered. Consequently, the Company wrote down the value of the sold assets as of December 31, 2003 to $10,000 and reclassified the assets sold to property held for sale. For fiscal 2003, the Company recorded a loss of $14,000 from the disposition of fixed assets, which amount is included in other expense.

        During fiscal 2001, the Company sold equipment with a net book value of $46,911 for $27,100 resulting in a loss of $19,811.

        Property and equipment includes the following assets that were acquired pursuant to capital lease arrangements:

	December 31,
	2003	2002
Furniture and fixtures	$—	$69,405
Office equipment	—	25,677

	—	95,082
Less: accumulated depreciation	—	(40,446)

	$—	$54,636

        Depreciation and amortization expense of property and equipment was $48,713, $40,783 and $65,318 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 5—STOCKHOLDERS' EQUITY

Common Stock

Years Ended December 31, 2003, 2002 and 2001

        As of December 31, 2003, 2002 and 2001, there were 32,490,948 shares of common stock of the Company ("Common Stock") outstanding. During fiscal 2003, 2002 and 2001, there were no changes in Common Stock.

1998 Equity Incentive Plan

        Under the Company's 1998 Equity Incentive Plan (the "Plan"), which amended and restated the 1989 Stock Plan, the Company is permitted to sell or award Common Stock or to grant stock options for the purchase of Common Stock to employees, officers and consultants up to a maximum of 4,800,000 shares. In February 2000, the Board of Directors approved an amendment to the Plan to increase the number of shares covered by the Plan by 6,000,000, to 10,800,000, which amendment was approved by the Company's stockholders at the June 19, 2000 Annual Meeting of Stockholders. At December 31, 2003, there were 5,377,605 shares available for future grants under the Plan.

        The 1998 Plan provides for the granting of incentive stock options ("ISOs") and non-statutory stock options. In the case of ISOs, the exercise price shall not be less than 100% of the fair market value per share of the Company's common stock, on the date of grant. In the case of non-statutory options, the exercise price shall be determined by a committee appointed by the Board of Directors (the "Compensation Committee"). All stock options under the Plan have been granted at exercise prices at least equal to the fair market value of the Common Stock on the date of grant.

        The options either are exercisable immediately on the date of grant or become exercisable in such installments as the Compensation Committee of the Board of Directors may specify, generally over a four year period. Each option expires on the date specified by the Compensation Committee, but not more than ten years from the date of grant in the case of ISOs (five years in other cases).

        The Company accounts for stock-based compensation in accordance with FAS 123, "Accounting for Stock-Based Compensation." Under FAS 123, the fair value at grant date of all stock-based awards is recognized as expense over the vesting period, except that options granted to employees and directors may be accounted for under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is recorded for options granted to employees or directors unless the exercise price is lower than the market value of the underlying stock at grant date. The Company has elected to apply APB 25, and to provide disclosures of net income as if the fair value method in FAS 123 had been applied. Had compensation cost for stock option grants under the Company's stock option plans been determined pursuant to FAS 123, the Company's net loss would have increased accordingly. The required disclosures under FAS 123 are made below.

        Activity under all stock option plans related to all the incentive stock options and non-qualified stock options for the three years ended December 31, 2003 is listed below:

	Incentive Stock Options	Non-qualified Stock Options	Option Price	Weighted Average Exercise Price
Outstanding at December 31, 2000	3,602,103	1,761,359	$0.70-$138.12	$2.27
Cancelled	—	(30,000)	$8.75-$10.00	$9.17

Outstanding at December 31, 2001	3,602,103	1,731,359	$0.70-$138.12	$2.23
Cancelled	—	(3,802)	$81.74-$138.12	$97.84

Outstanding at December 31, 2002	3,602,103	1,727,557	$0.70—$89.74	$2.17
Cancelled	—	(3,802)	$86.33-$89.74	$88.28

Outstanding at December 31, 2003	3,602,103	1,723,755	$0.70-$47.22	$2.10

        Summarized information about stock options outstanding at December 31, 2003 is as follows:

				Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contract Life (in years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.70—$1.45	471,563	6.11	$1.08	390,313	$1.08
$1.56	3,852,561	4.92	$1.56	3,852,561	$1.56
$1.65—$3.65	338,029	5.00	$1.93	338,029	$1.93
$4.25	600,000	6.07	$4.25	600,000	$4.25
$7.93—$89.74	63,705	2.30	$23.27	63,705	$23.27

        Options for the purchase of 5,244,608, 5,150,395 shares and 4,856,184 shares are exercisable at December 31, 2003, 2002 and 2001, respectively.

        Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards made in 2000 consistent with the provisions of FAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts shown below:

	2003	2002	2001
Net loss as reported	$188,621	$995,606	$1,692,455
Adjustment to net loss for proforma stock-based compensation expense	68,120	84,025	739,663

Net loss—pro forma	$256,741	$1,079,631	$2,432,118

Basic and diluted net loss per common share—as reported	$0.01	$0.03	$0.05

Basic and diluted net loss per common share—pro forma	$0.01	$0.03	$0.07

Common Stock Warrants and Unit Purchase Options

        The following table sets forth warrants and unit purchase options outstanding as of the dates indicated. The warrants listed are exercisable into shares of Common Stock. Unit purchase options are exercisable into shares of Common Stock plus warrants to purchase additional shares of Common Stock. The exercise prices and balances reflected in the table for unit purchase options reflect the total number of shares of Common Stock of the Company issuable upon the exercise of both the unit purchase options and their underlying warrants. All outstanding warrants and unit purchase options are exercisable upon presentation.

Warrant Description	Exercise Price	Expiration Date	Balance January 1, 2002	Expired	Balance December 31, 2002	Expired	Balance December 31, 2003
Financial services	$105.00	01/06/2002	1,071	(1,071)	—	—	—
Class C	$3.28	04/08/2003	2,859,099	—	2,859,099	(2,859,099)	—
Class C	$3.28	11/08/2003	2,344,929	—	2,344,929	(2,344,929)	—
Class D	$2.11	06/30/2004	924,525	—	924,525	—	924,525
Contractual obligation	$2.11	06/30/2004	11,500	—	11,500	—	11,500
Contractual obligation	$2.50	04/12/2005	5,000	—	5,000	—	5,000
Class E	$2.11	06/30/2005	1,155,955	—	1,155,955	—	1,155,955
1995 Unit Purchase Options	$10.74	11/26/2005	85,194	—	85,194	—	85,194
Class A	$9.20	11/26/2005	722,274	—	722,274	—	722,274
1997 Unit Purchase Options	$2.73	09/07/2007	1,454,143	—	1,454,143	—	1,454,143

			9,563,690	(1,071)	9,562,619	(5,204,028)	4,358,591

NOTE 6—INCOME TAXES

      No federal or state income taxes have been provided for as the Company has incurred losses since its inception. At December 31, 2003, the Company had federal and state tax net operating loss ("NOL") carryforwards of $110.0 million and $73.1 million, respectively, which will expire beginning in the year 2004 through 2023. Additionally, the Company had federal research and experimentation credit carryforwards of $2.0 million, which expire through 2023. The Internal Revenue Code of 1986, as amended (the "Code"), contains provisions that limit the NOL carryforwards and tax credits available to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests. Such changes in ownership, as defined in the Code, have occurred in conjunction with the initial public offering and the acquisitions of HDC and Procept. Any future acquisition may further limit the NOL carryforwards and tax credits available. In addition, some states impose substantially equivalent restrictions on the utilization of state NOL carryforwards and tax credits.

        The components of the Company's net deferred tax assets were as follows at December 31:

	2003	2002
Net deferred tax assets:
Net operating loss carryforwards	$49,075,000	$38,933,000
Tax credit carryforwards	701,000	2,691,000
Stock based compensation	195,000	177,000
Depreciation	—	9,000
Capitalized assets and other	13,000	16,000
Valuation allowance	(49,984,000)	(41,826,000)

Total net deferred tax assets	$—	$—

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

NOTE 7—COMMITMENTS

Operating Leases

        On April 19, 2000, the Company entered into an operating lease (the "Lexington Lease") for its office at 369 Lexington Avenue, New York, New York (the "Lexington Office"), commencing on May 1, 2000, with monthly rent payments to begin on July 1, 2000. The commitment under the Lexington Lease requires the Company to pay monthly base rent and an allocable percentage of operating costs and property taxes throughout the five-year duration of the lease.

        The monthly base rent is subject to increases during the course of the lease term. Accordingly, the Company is providing for rent expense based on an amortization of the lease payments on a straight-line basis over the life of the lease. Pursuant to the aforementioned leasing arrangement, deferred rent (i.e., rent expense in excess of cash expenditures for leased facilities) was $23,000 and $32,000, respectively, at December 31, 2003 and 2002.

        Rent expense for leased facilities and equipment was $246,000, $220,000 and $250,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        Effective July 1, 2001, the Company entered into a sublease for the majority of the Lexington Office (the "Sublease"). Under terms of the Sublease, the Company was entitled to receive from its subtenant ("Subtenant") rental payments equal to 85% of its base rent, operating costs and property taxes throughout the remaining term of the Lexington Lease. In addition, the Subtenant was paying the Company a monthly fee for the right to utilize furniture and equipment located in the Lexington Office. During fiscal 2003, 2002 and 2001, the Company billed $262,000, $212,000 and $106,000, respectively, in connection with the Sublease and furniture and equipment rental, which amounts are reflected as reductions in general and administrative expenses for the years presented.

        Beginning in July 2003, the Subtenant defaulted in its payment obligations under the Sublease. Shortly thereafter, the Company initiated a civil action against the Subtenant seeking payment of rent. On December 31, 2003, the Company and its subtenant entered into a Surrender Agreement pursuant to which the Company and its subtenant agreed to release one another with respect to any and all claims under the Sublease and the Company received cash and a promissory note approximately equivalent to the aggregate amount due as of December 31, 2003 in exchange for the termination of the Sublease and the furniture and equipment rental agreement.

        Prior to the Company's settlement with the Subtenant, in November 2003, the Company's landlord under the Lexington Lease (the "Lexington Landlord") brought an action against the Company and the Company's subtenant in Civil Court of the City of New York, New York County following the Company's failure to pay rent beginning in October 2003. The complaint alleged that the Company failed to pay its rent beginning in October 2003 and was in default under the Lexington Lease. The Landlord sought payment of rent as well as a final judgment of eviction. During January 2004, the Company voluntarily vacated the Lexington Office in order to facilitate a reletting of the entire premises. In February 2004, the Lexington Landlord demanded payments of amounts due under the Lexington Lease for the period of October 2003 through February 2004. The amount sought by the Lexington Landlord reflected an offset of the amount due to the Lexington Landlord of $66,000 as of December 31, 2003 against the Company's security deposit of $75,000, thus reducing the balance of the security deposit to $9,000 at December 31, 2003.

        The Company has not satisfied the Lexington Landlord's demand for payment and is continuing in its effort to reach a negotiated settlement.

        At December 31, 2003, the gross future minimum annual rental payments for the Lexington Office for the balance of the lease term is as follows:

2004	$210,000
2005	71,000

$281,000

        Pursuant to FAS 146, the Company recognizes January 16, 2004, the date that it vacated the Lexington Office, as the cease-use date. Accordingly, a liability for costs that continue to be incurred under the lease for the remaining term will be recognized and measured at their fair value at that time. The fair value shall be determined based on remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the property.

Capital Leases

        During fiscal 2000, the Company entered into capital leases for the purchase of office furniture and equipment. In 2004, the Company sold substantially all of its furniture and office equipment, including furniture that was encumbered by the one capital lease obligation remaining at December 31, 2003, under which capital lease monthly payment obligations were due through April 2005. In connection with this sale of furniture and equipment, the Company reached an agreement with the lessor for a discharge from the remainder of its capital lease obligation for the amount of $10,000, which was paid in 2004. Accordingly, the Company reduced the capital lease obligation as of December 31, 2003 to the settlement amount of $10,000, recording a gain of $11,000 to other income for fiscal 2003.

NOTE 8—RELATED PARTIES

Transactions with Directors and Officers

        Certain members of the Company's Board of Directors received fees in connection with their service to the Company as members of the Board of Directors and, in certain cases, were also compensated as consultants by the Company. Dr. Horovitz was paid $10,000 for his services as a director during each of the years ended December 31, 2002, and 2001. Mr. Vernon was paid $833, $10,000 and $10,000 for his services as a director during the years ended December 31, 2003, 2002 and 2001, respectively. In addition, Mr. Vernon was paid $4,167, $50,000 and $50,000 as remuneration for his consulting services to the Company during the years ended December 31, 2003, 2002 and 2001, respectively. Mr. Weiss, a director of the Company until his resignation on May 7, 2002 was paid $3,333 and $10,000 for his services as a director during the years ended December 31, 2002 and 2001, respectively. Mr. Weiss was also paid $16,667 and $50,000 as remuneration for his consulting services to the Company during fiscal 2002 and 2001, respectively.

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

        On October 13, 2000, Procept entered into an agreement with AOI Pharmaceuticals Inc. ("AOI") to sublicense its exclusive worldwide patent rights and know-how relating to O6-BG (the "Sublicense Agreement"). Michael A. Weiss, then a director of the Company, is the Chairman of the Board of AOI. In addition, the former principal stockholder of the Company is a stockholder of an affiliate of AOI. Pursuant to the Sublicense Agreement, Procept sublicensed all development and licensing rights to AOI in exchange for future royalties on net sales of O6-BG. The agreement also provides for cash payments to Procept based upon the achievement of certain developmental milestones. In addition, AOI assumed all financial obligations of Procept relating to its licensing of worldwide patent rights as of the effective date of the agreement. On February 28, 2002, Procept and the United States Public Health Service ("PHS") executed an exclusive Patent License Agreement (the "New License Agreement"), which superceded the license agreement dated February 6, 1998 between Procept and The Penn State Research Foundation ("PSRF") (the "Original License Agreement"). The New License Agreement affirms Procept's worldwide patent rights to O6-Benzylguanine ("O6-BG") and related compounds, and acknowledges the Sublicense Agreement, as of the date executed by Procept and AOI. At the time of executing the New License Agreement, Procept paid to PHS a one-time license issue royalty fee of $86,000 for outstanding patent prosecution costs accrued at December 31, 2001. In connection with the execution of the New License Agreement, Procept, together with the National Cancer Institute ("NCI") and AOI, also executed an amendment to the Cooperative Research and Development Agreement ("CRADA"), originally executed with the NCI in August 1998 (the "Amended CRADA"), pursuant to which AOI replaced Procept as Collaborator (i.e., the research and development partner). Under terms of the Amended CRADA, AOI assumed direct responsibility for all remaining research and payment obligations, effective as of February 28, 2002. As part of the Amended CRADA, Procept made a final payment of $200,000 to NCI for production and clinical distribution costs relating to O6-BG, which costs were accrued at December 31, 2001. Prior to executing the Amended CRADA, AOI was obligated to reimburse Procept for costs that Procept paid, pursuant to, and subsequent to the effective date of, the Sublicense Agreement. Shortly thereafter, Procept and AOI agreed that AOI would defer its reimbursement to Procept for costs that Procept had paid relating to its maintenance of patent rights and CRADA obligations until the execution of the New License Agreement and the Amended CRADA. As of December 31, 2001, such reimbursable costs amounted to $137,000. On February 28, 2002, AOI paid to the Company the total balance of deferred reimbursable costs. In May 2002, Procept executed an amendment to the New License Agreement (the "Amendment"). The Amendment clarified language in the New License Agreement pertaining to future sublicensing agreements, in the event that such agreements were to be executed. In addition, the Company, together with PHS, PSRF, AOI and the University of Chicago ("UC"), also executed, in May 2002, a Comprehensive Release Agreement (the "Release Agreement"). The Release Agreement provides for the irrevocable and absolute release of the Company by PHS, PSRF and UC from any and all claims or obligations arising out of, or related to the Original License Agreement. The Release Agreement was made part of the New License Agreement.

        On March 3, 2003, Richard J. Kurtz, a director and shareholder of the Company, loaned $30,000 to the Company to fund its current operations. In April 2003, the Company's repaid this loan to Mr. Kurtz from proceeds received under the PRO 2000 Amendment.

        On October 8, 2003, in anticipation of completing a business combination with Digital or another entity, the Company executed a promissory note (the "Promissory Note") with Mr. Kurtz under which the Company expects to receive loans that will enable it to meet its anticipated cash operating needs. The Promissory Note bears interest at 8% per annum and contemplates repayment upon the occurrence of (i) the first anniversary of the making of the first loan; and (ii) the first funding of debt and/or equity capital subsequent to the completion of the proposed business combination between the Company and Digital that results in aggregate net proceeds to the Company of not less than $1 million. As of the December 31, 2003, Mr. Kurtz has loaned the Company an aggregate of $110,000 to fund its current operations.

        In 2004, the Company sold substantially all of the office furniture and equipment that was located in the Lexington Office, certain of which was subject to a capital lease under which monthly payments were due from the Company through April 2005. The Company negotiated a settlement of the capital lease obligation and sold the furniture and equipment for the equal amounts of $10,000, recording in the financial statements for the year ended December 31, 2003, an $11,000 gain (excluding remaining interest charges) on the settlement of the capital lease and a loss on the sale of furniture and equipment of $14,000. Elliott H. Vernon, a director of the Company, is Chairman and co-manager of Metcare Rx Pharmaceutical Services Group, LLC, the purchaser of the office furniture and equipment.

NOTE 9—UNAUDITED QUARTERLY FINANCIAL DATA

	2003 Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
Interest income	$113	$412	$118	$17
Net loss	$(170,600)	$344,773	$(212,955)	$(149,839)
Net loss per share—basic and diluted	$(0.01)	$0.01	$(0.01)	$(0.00)
	2002 Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
Interest income	$3,811	$2,359	$1,156	$465
Net loss	$(269,164)	$(277,000)	$(245,971)	$(203,471)
Net loss per share—basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.00)

QuickLinks

PART I
PART II
SELECTED FINANCIAL DATA
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
SUMMARY COMPENSATION TABLE
FISCAL YEAR-END OPTION VALUES
STOCK PERFORMANCE GRAPH
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
PART IV
INDEPENDENT PUBLIC ACCOUNTANTS' FEES
POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT ACCOUNTANTS
SIGNATURES
REPORT OF INDEPENDENT ACCOUNTANTS
REPORT OF INDEPENDENT ACCOUNTANTS
PALIGENT INC. CONSOLIDATED BALANCE SHEETS
PALIGENT INC. CONSOLIDATED STATEMENTS OF OPERATIONS
PALIGENT INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY For the Years Ended December 31, 2003, 2002 and 2001
PALIGENT INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
PALIGENT INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS