Form 10-Q
period 2004-03-31
PALIGENT INC
filed 2004-05-13
CIK 885475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-21134

Paligent Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2893483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 East 53rd Street, New York, New York	10022
(Address of principal executive offices)	(zip code)

(212) 755-5461

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

YES   ☒    NO   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐    NO   ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 7, 2004

Common Stock, $0.01 par value	32,490,948

PALIGENT INC.

PALIGENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,756	$41,321
Current portion of subtenant receivable	50,000	100,000
Property held for sale	—	10,000
Prepaid expenses and other current assets	30,409	—
Total current assets	114,165	151,321

Property and equipment, net	2,345	2,813
Subtenant receivable	25,000	25,000
Security deposits	—	9,543
Total assets	$141,510	$188,677

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$129,984	$134,124
Accrued professional services	14,300	34,100
Accrued rent	144,600	—
Due to related party	235,000	110,000
Capital lease obligation	—	10,000
Total current liabilities	523,884	288,224

Deferred rent	—	22,262

Stockholders’ deficit:
Common stock, $.01 par value; 75,000,000 shares authorized; 32,490,948 shares issued and outstanding at March 31, 2004 and December 31, 2003	324,910	324,910
Additional paid-in capital	154,634,974	154,634,974
Accumulated deficit	(155,342,258)	(155,081,693)
Total stockholders’ deficit	(382,374)	(121,809)
Total liabilities and stockholders’ deficit	$141,510	$188,677

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2004	2003

Revenue:
Interest income	$1,125	$113

Costs and expenses:
General and administrative	261,690	170,713

Net loss	$(260,565)	$(170,600)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	32,490,948	32,490,948

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(260,565)	$(170,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	468	10,497
Write-off of security deposits	9,543	—
Deferred charges	—	(863)
Deferred rent	(22,262)	(1,524)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(30,409)	(25,989)
Subtenant receivable	50,000	—
Accounts payable and accrued expenses	(23,940)	34,865
Accrued rent	144,600	—
Net cash used in operating activities	(132,565)	(153,614)

Cash flows from investing activities:
Proceeds from sale of assets	10,000	—
Net cash provided by investing activities	10,000	—

Cash flows from financing activities:
Proceeds from related party loan	125,000	30,000
Principal payments on capital lease obligations	(10,000)	(6,189)
Net cash provided by financing activities	115,000	23,811

Net decrease in cash and cash equivalents	(7,565)	(129,803)

Cash and cash equivalents at beginning of period	41,321	153,046

Cash and cash equivalents at end of period	$33,756	$23,243

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Interim Financial Statements

The condensed consolidated financial statements included herein have been prepared by Paligent Inc. (“Paligent” or the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position of the Company at March 31, 2004 and the results of its operations and its cash flows for the interim periods ended March 31, 2004 and 2003. The condensed consolidated balance sheet as of December 31, 2003 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year or any other interim period.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  The Company has incurred losses from operations since inception, has working capital and stockholders’ deficits and has limited cash to fund operations in 2004.  The Company is presently relying on borrowings from its principal stockholder to fund continuing operations.  The stockholder has made no commitment to continue to make loans to the Company.

On July 1, 2003, the Company executed a non-binding letter of intent to acquire privately held Digital Products of Delaware, Inc. (“Digital”).  The Company proposed to acquire all of the issued and outstanding stock of Digital in consideration of the issuance of shares of common stock of the Company such that the stockholders of Digital would own 80% of the outstanding stock of the post-acquisition company.  Richard J. Kurtz, a director and the principal stockholder of the Company, is the principal stockholder of Digital.  On January 16, 2004, the Company announced that the contemplated Digital acquisition was being indefinitely postponed due to Digital’s need to focus on meeting certain business demands which would hinder its ability to conclude the business combination with the Company.  Although the Company remains interested in a potential acquisition of Digital, it has resumed its efforts to identify an alternative business combination.

While the Company evaluates strategic alternatives, including potential business investments and related financing, the Company’s rate of spending could vary from its current estimate.  No assurance can be given that the Company will be able to complete a business investment or that such financing will be available to the Company.  If the Company is unable to generate significant revenue from acquired operations, obtain additional revenue from its existing out-licensing of its biotechnology assets, secure additional financing for its present operations, obtain financing from its principal stockholder or secure sufficient financing for operations resulting from acquisition or merger, the Company will experience a cash shortage in 2004, the effect of which could result in the discontinuance of operations.  If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

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

For the three months ended March 31, 2004 and 2003, the Company had stock options and warrants outstanding that were anti-dilutive.  These securities could potentially dilute basic EPS in the future but were not included in the computation of diluted EPS for the periods presented because to do so would have been anti-dilutive.  Consequently, there were no differences between basic and diluted EPS for these periods.

NOTE 3 – RELATED PARTIES

On October 8, 2003, in anticipation of completing a business combination with Digital or another entity, the Company executed a promissory note (the “Promissory Note”) with Mr. Kurtz under which the Company expects to receive loans that will enable it to meet its anticipated cash operating needs.  The Promissory Note bears interest at 8% per annum and contemplates repayment upon the occurrence of (i) the first anniversary of the making of the first loan; and (ii) the first funding of debt and/or equity capital subsequent to the completion of the proposed business combination between the Company and Digital that results in aggregate net proceeds to the Company of not less than $1 million.  As of March 31, 2004, Mr. Kurtz has loaned the Company an aggregate of $235,000 to fund its continuing operations.

NOTE 4 – ACCRUED RENT

On January 16, 2004, the Company voluntarily vacated its office at 369 Lexington Avenue, New York, New York (the “Lexington Office”).  The commitment under the lease for the Lexington Office (the “Lexington Lease”) requires the Company to pay monthly base rent and an allocable percentage of operating costs and property taxes throughout the remaining term of the Lexington Lease, which expires on April 30, 2005.  In February 2004, the Lexington Office landlord demanded payment of the amount due under the Lexington Lease for the period of October 2003 through February 2004 that exceeds the balance of the Company’s security deposit.  The Company has not satisfied the Lexington Office landlord’s demand for payment and remains committed to reaching a negotiated settlement.

Pursuant to Statement of Financial Accounting Standards No. (“FAS”) 146s, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recognizes January 16, 2004, the date that it vacated the Lexington Office, as the cease-use date.  Accordingly, a liability for costs that continue to be incurred under the Lexington Lease for the remaining term was recognized and measured at their fair value at that time. The fair value was determined based on remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the property.

As of March 31, 2004, the fair value of costs to be incurred under the Lexington lease was $154,100, which, after reduction for the remaining balance of the lease security deposit of $9,500, resulted in a liability for accrued rent of $144,600.  For the quarter ended March 31, 2004, the Company recorded to rent expense a charge of $131,900, after offset for the balance of deferred rent of $22,200.

NOTE 5 – STOCK-BASED COMPENSATION

The Company complies with FAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FAS 123.”  This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

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

	Three months ended March 31,
	2004	2003
Net loss - as reported	$260,565	$170,600
Adjustment to net loss for proforma stock-based compensation expense	17,030	17,030
Net loss - pro forma	$277,595	$187,630
Basic and diluted net loss per common share - as reported	$0.01	$0.01
Basic and diluted net loss per common share - pro forma	$0.01	$0.01

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

Overview

Since 2001, Paligent Inc., together with its subsidiaries (collectively, the “Company”), has been engaged in seeking business opportunities to maximize value for its stockholders.  The Company has evaluated various strategic alternatives, including acquisitions of new operating businesses and technologies as well as potential merger opportunities.

On July 1, 2003, the Company executed a non-binding letter of intent to acquire privately held Digital Products of Delaware, Inc. (“Digital”).  The Company proposed to acquire all of the issued and outstanding stock of Digital in consideration of the issuance of shares of common stock of the Company such that the stockholders of Digital would own 80% of the outstanding stock of the post-acquisition company.  Richard J. Kurtz, a director and the principal stockholder of the Company, is the principal stockholder of Digital.  On January 16, 2004, the Company announced that the contemplated Digital acquisition was being indefinitely postponed due to Digital’s need to focus on meeting certain business demands which would hinder its ability to conclude the business combination with the Company.  Although the Company remains interested in a potential acquisition of Digital, it has resumed its efforts to identify an alternative business combination.

From its inception in 1985 through 1999, the Company operated as a biotechnology company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology.  During 1999, the Company’s principal efforts were devoted to drug development and human clinical trials focusing on two biotechnology compounds, PRO 2000 Gel and O6-Benzylguanine (“O6-BG”).  During fiscal 2000, the Company closed its research facilities and out-licensed PRO 2000 Gel and O6-BG.  Under the terms of the respective out-licensing agreements, the Company retains certain future rights, including the right to receive certain agreed-upon payments upon the achievement of certain milestones as well as royalties from commercial sales, if any.

Results of Operations

From inception through March 31, 2004, the Company has generated no revenues from product sales or services and has not been profitable.  As the Company evaluates various strategic alternatives in its quest for new growth areas that will maximize value to existing stockholders, the Company expects to incur additional losses.

Three months ended March 31, 2004 as compared to the three months ended March 31, 2003

During the three months ended March 31, 2004, the Company reported a net loss of $261,000, or $0.01 per share, as compared to a net loss of $171,000, or $0.01 per share, in the comparable period in 2003.

The Company’s total revenue, which is derived from interest income, was $1,125 for the three months ended March 31, 2004, as compared to $113 for the comparable period in 2003.  The increase in interest income is attributable to the accrual of interest earnings on the subtenant note receivable.

The Company’s total operating expenses, consisting of general and administrative costs, were $262,000 for the quarter ended March 31, 2004 as compared to $171,000 for the comparable quarter in 2003, an increase of $91,000.  The increase in general and administrative costs in the first quarter of fiscal 2004 reflects a charge of $132,000 relating to the fair value of costs to be incurred under the Lexington Lease offset by expense reductions of $41,000, which are primarily attributable to a decrease in professional fees.

Liquidity and Capital Resources

At March 31, 2004, the Company’s aggregate cash and cash equivalents were $34,000, a net decrease of $8,000 from the end of the prior year.  The net decrease in cash is attributable to cash payments of $133,000 and $10,000, respectively, for operating activities and payments on capital leases during the three month period ended March 31, 2004, which were offset by proceeds from related party loans of $125,000 and the Company’s receipt of $10,000 in connection with the sale of assets.

The Company has incurred losses since inception, has working capital and stockholders’ deficits and has limited cash to fund its operations.  The Company is presently relying on borrowings from its principal stockholder to fund continuing operations.  While the Company pursues strategic alternatives, including potential business combination and related financing, the Company expects to finance its continuing operations through further borrowings from its principal stockholder.  The stockholder has made no commitment to continue to make loans to the Company.  No assurance can be given that the Company will be able to complete a business combination or that such financing from its principal stockholder will continue to be available to the Company.  If the Company is unable to generate significant revenue from acquired operations, obtain additional revenue from its existing out-licensing of its biotechnology assets, secure additional financing for its present operations, obtain financing from its principal stockholder or secure sufficient financing for operations resulting from acquisition or merger, the Company will experience a cash shortage, the effect of which could result in the discontinuance of operations.  If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of the Company’s Chief Executive Officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Current Report on Form 8-K dated January 15, 2004 filed with the Securities and Exchange Commission on January 20, 2004 relating to a change in the Company’s certifying public accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALIGENT INC.
(Registrant)

Date: May 12, 2004	by:	/s/ Salvatore A. Bucci
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