Form 10-Q
period 2004-06-30
PALIGENT INC
filed 2004-08-13
CIK 885475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐  NO  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 6, 2004

Common Stock, $0.01 par value	32,490,948

PALIGENT INC.

PALIGENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,582	$41,321
Current portion of subtenant receivable	75,000	100,000
Property held for sale	—	10,000
Prepaid expenses and other current assets	30,463	—
Total current assets	140,045	151,321

Property and equipment, net	1,877	2,813
Subtenant receivable	—	25,000
Security deposits	—	9,543
Total assets	$141,922	$188,677

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$110,383	$132,935
Accrued professional services	16,100	34,100
Accrued rent	63,415	—
Due to related party	395,328	111,189
Capital lease obligation	—	10,000
Total current liabilities	585,226	288,224

Deferred rent	—	22,262

Stockholders’ deficit:
Common stock, $.01 par value; 75,000,000 shares authorized; 32,490,948 shares issued and outstanding at June 30, 2004 and December 31, 2003	324,910	324,910
Additional paid-in capital	154,634,974	154,634,974
Accumulated deficit	(155,403,188)	(155,081,693)
Total stockholders’ deficit	(443,304)	(121,809)
Total liabilities and stockholders’ deficit	$141,922	$188,677

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue:
Interest income	$1,125	$412	$2,250	$525

Costs and expenses:
General and administrative	62,055	155,639	323,745	326,352

Loss from operations	(60,930)	(155,227)	(321,495)	(325,827)

Other income	—	500,000	—	500,000

Net (loss) income	$(60,930)	$344,773	$(321,495)	$174,173

Basic and diluted net (loss) income per common share	$(0.00)	$0.01	$(0.01)	$0.01

Weighted average number of common shares outstanding
Basic and diluted	32,490,948	32,490,948	32,490,948	32,490,948

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2004	2003

Cash flows from operating activities:
Net (loss) income	$(321,495)	$174,173
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	936	20,995
Write-off of security deposits	9,543	1,910
Write-down of accrued rent	(81,185)	—
Deferred charges	—	(9,095)
Deferred rent	(22,262)	(4,044)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(30,463)	(28,871)
Subtenant receivable	50,000	—
Accounts payable and accrued expenses	(41,741)	(65,282)
Interest payable to related party	10,328	—
Accrued rent	144,600	—
Net cash (used in) provided by operating activities	(281,739)	89,786

Cash flows from investing activities:
Proceeds from sale of assets	10,000	—
Net cash provided by investing activities	10,000	—

Cash flows from financing activities:
Proceeds from related party loan	275,000	30,000
Repayment of related party loan	—	(30,000)
Principal payments on capital lease obligations	(10,000)	(11,368)
Net cash provided by (used in) financing activities	265,000	(11,368)

Net (decrease) increase in cash and cash equivalents	(6,739)	78,418

Cash and cash equivalents at beginning of period	41,321	153,046

Cash and cash equivalents at end of period	$34,582	$231,464

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Interim Financial Statements

The condensed consolidated financial statements included herein have been prepared by Paligent Inc. (“Paligent” or the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position of the Company at June 30, 2004 and the results of its operations and its cash flows for the interim periods ended June 30, 2004 and 2003. The condensed consolidated balance sheet as of December 31, 2003 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year or any other interim period.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  The Company has incurred losses from operations since inception, has working capital and stockholders’ deficits and has limited cash to fund operations in 2004.  The Company is presently relying on borrowings from Richard J. Kurtz, its principal stockholder, to fund continuing operations.  Mr. Kurtz has made no commitment to continue to make loans to the Company.

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

For the three and six months ended June 30, 2004 and 2003, the Company had stock options and warrants outstanding that were anti-dilutive.  These securities could potentially dilute basic EPS in the future but were not included in the computation of diluted EPS for the periods presented because to do so would have been anti-dilutive.  Consequently, there were no differences between basic and diluted EPS for these periods.

NOTE 3 – RELATED PARTIES

On October 8, 2003, in anticipation of completing a business combination with Digital Products of Delaware, Inc. (“Digital”), or another entity, the Company executed a promissory note (the “Promissory Note”) with Mr. Kurtz under which the Company expects to receive loans that will enable it to meet its anticipated cash operating needs.  Mr. Kurtz is also the principal shareholder of Digital.  The Promissory Note bears interest at 8% per annum and contemplates repayment upon the occurrence of (i) the first anniversary of the making of the first loan; and (ii) the first funding of debt and/or equity capital subsequent to the completion of the proposed business combination between the Company and Digital that results in aggregate net proceeds to the Company of not less than $1 million.  On January 16, 2004 the Company announced that the contemplated Digital acquisition was being indefinitely postponed.  On July 28, 2004, the Company executed a letter of intent to acquire privately held SoyToy LLC, of which Mr. Kurtz holds a 50% membership interest (see Note 7 - “Subsequent Event”).

As of June 30, 2004, Mr. Kurtz has loaned the Company an aggregate of $385,000 to fund its continuing operations.

NOTE 4 – SUBTENANT RECEIVABLE

On December 31, 2003, the Company executed a Surrender Agreement and Promissory Note with its former subtenant pursuant to which the Company received cash and a promissory note approximately equivalent to the aggregate amount due as of December 31, 2003.  The Promissory Note, in the original amount of $75,000, bears interest at the rate of 6% per annum and was to be payable in three installments of $25,000, plus accrued interest, on June 30, 2004, December 31, 2004 and June 30, 2005.  The Company did not receive from the maker of the Promissory Note the installment payment that was due on June 30, 2004.  The maker verbally indicated to the Company that it was expecting to receive sufficient funds to cure its default of the Promissory Note by the close of the third quarter of 2004.  Accordingly, the Company has not recorded a reserve for uncollectiblity against the Promissory Note as of June 30, 2004.

NOTE 5 – ACCRUED RENT

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

Pursuant to Statement of Financial Accounting Standards No. (“FAS”) 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recognizes January 16, 2004, the date that it vacated the Lexington Office, as the cease-use date.  Accordingly, a liability for costs that continue to be incurred under the Lexington Lease for the remaining term was recognized and measured at their fair value at that time. The fair value was determined based on remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the property.

At March 31, 2004, the Company estimated the fair value of costs to be incurred under the Lexington Lease was $154,100, which, after reduction for the remaining balance of the lease security deposit of $9,500, resulted in a liability for accrued rent of $144,600.  In July 2004, the Company reached a negotiated settlement with the landlord under the Lexington Lease (the “Lexington Landlord”) for amounts due through March 30, 2004, the date that the Lexington Landlord sold the building.  Based on the settlement with the Lexington Landlord and other relevant factors, and in accordance with FAS 146, the Company re-estimated the fair value of costs to be incurred under the Lexington Lease for its remaining term.  Accordingly, the Company reduced the liability for accrued rent at June 30, 2004 to $63,400, resulting in a reduction of $81,200 in general and administrative expenses for the three and six months ended June 30, 2004.

NOTE 6 – STOCK-BASED COMPENSATION

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

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock-based compensation plans.  Accordingly, no compensation cost has been recognized for its stock option plan.  Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with FAS 123, the Company’s net (loss) income and net (loss) income per share would have been adjusted to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net (loss) income – as reported	$(60,930)	$344,773	$(321,495)	$174,173
Adjustment to net (loss) income for pro forma stock-based compensation expense	(10,059)	(17,030)	(27,089)	(34,060)
Net (loss) income - pro forma	$(70,989)	$327,743	$(348,584)	$140,113

Basic and diluted net (loss) income per common share – as reported	$(0.00)	$0.01	$(0.01)	$0.01
Basic and diluted net (loss) income per common share – pro forma	$(0.00)	$0.01	$(0.01)	$0.00

NOTE 7 – SUBSEQUENT EVENT

On July 28, 2004, the Company executed a letter of intent to acquire privately held SoyToy LLC (“SoyToy”).  Mr. Kurtz holds a 50% membership interest in SoyToy.  The Company proposes to acquire all of the issued and outstanding membership interests of SoyToy in consideration of the issuance of shares of common stock of the Company such that the present stockholders of Paligent and equity holders of SoyToy would each own 50% of the outstanding stock of the post-acquisition company, subject to adjustment for future issuances.  In addition, it is currently contemplated that approximately one-half of the existing related party debt of SoyToy, which aggregates $600,000 (including accrued interest), will be converted at the closing into convertible preferred stock of the Company, the terms of which are to be mutually acceptable to the Company and Mr. Kurtz, the holder of the related party debt.  The proposed acquisition is subject, among other things, to the execution of definitive acquisition documentation and the approval by the holders of a majority of shares of Paligent common stock that are not owned by Mr. Kurtz or his affiliates. The Company estimates that approximately $1.5 million will be needed to fund the initial phase of SoyToy’s business plan, which the Company and SoyToy anticipate financing, at least in part, prior to the completion of the business combination.

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

Results of Operations

From inception through June 30, 2004, the Company has generated no revenues from product sales or services and has not been profitable.  As the Company evaluates various strategic alternatives in its quest for new growth areas that will maximize value to existing stockholders, the Company expects to incur additional losses.

Three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003

During the three months ended June 30, 2004, the Company reported a net loss of $61,000, or $0.00 per share, as compared to net income of $345,000, or $0.01 per share, in the comparable period in 2003.  For the six months ended June 30, 2004, the Company reported a net loss of $321,000, or $0.01 per share, as compared to net income of $174,000, or $0.01 per share, for the similar period in 2003.

The Company’s total revenue, which is derived from interest income, was $1,125 and $2,250, respectively, for the three and six month periods ended June 30, 2004, as compared to $412 and 525, respectively, for the comparable three and six month periods in 2003.  The increase in interest income is attributable to the accrual of interest earnings on the subtenant note receivable.

The Company’s total operating expenses, consisting of general and administrative costs, were $62,000 and $324,000, respectively, for the three and six month periods ended June 30, 2004 as compared to $156,000 and $326,000, respectively, for the comparable periods in 2003.  The decrease in general and administrative costs of $94,000 for the three months ended June 30, 2004 is principally due to a write-down of $81,000 in accrued rent resulting from a change in estimate relating to the fair value of costs to be incurred under the Lexington Lease.  The remaining decrease of $13,000 in general and administrative costs is primarily attributable to a reduction in professional fees.

During the three months ended June 30, 2003, the Company received proceeds of $500,000 in connection with its execution of an amendment to its license agreement with Indevus Pharmaceuticals, Inc. (“Indevus”) dated June 14, 2000 under which agreement Indevus holds the exclusive, worldwide rights to develop and market PRO 2000 Gel.  This amount was recorded as other income.  There were no items of other income or expense in 2004.

Liquidity and Capital Resources

At June 30, 2004, the Company’s aggregate cash and cash equivalents were $35,000, a net decrease of $7,000 from the end of the prior year.  The net decrease in cash is attributable to cash payments of $282,000 and $10,000, respectively, for operating activities and payments on capital leases during the six month period ended June 30, 2004, which were offset by proceeds from related party loans of $275,000 and the Company’s receipt of $10,000 in connection with the sale of assets.

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

Proposed Acquisition

On July 28, 2004, the Company executed a letter of intent to acquire privately held SoyToy LLC (“SoyToy”).  Richard J. Kurtz, a director and the principal stockholder of the Company, holds a 50% membership interest in SoyToy.  The Company proposes to acquire all of the issued and outstanding membership interests of SoyToy in consideration of the issuance of shares of common stock of the Company such that the present stockholders of Paligent and equity holders of SoyToy would each own 50% of the outstanding stock of the post-acquisition company, subject to adjustment for future issuances.  In addition, it is currently contemplated that approximately one-half of the existing related party debt of SoyToy, which aggregates $600,000 (including accrued interest), will be converted at the closing into convertible preferred stock of the Company, the terms of which are to be mutually acceptable to the Company and Mr. Kurtz, the holder of the related party debt.  The proposed acquisition is subject, among other things, to the execution of definitive acquisition documentation and the approval by the holders of a majority of shares of Paligent common stock that are not owned by Mr. Kurtz or his affiliates. The Company estimates that approximately $1.5 million will be needed to fund the initial phase of SoyToy’s business plan, which the Company and SoyToy anticipate financing, at least in part, prior to the completion of the business combination.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On or about May 28, 2004, the Company’s landlord under the Lexington Lease (the “Lexington Landlord”) brought an action against the Company in Civil Court of the City of New York, New York County (the “Action”).  The Action alleged that the Company failed to pay its rent beginning in October 2003 and was in default under the Lexington Lease.  The Action sought payment of rent through March 30, 2004, the date the Lexington Landlord sold the building.  The net amount claimed due and owing by the Lexington Landlord of $50,000 reflected a total lease obligation through March 30, 2004 of $125,000 less an offset of $75,000 from the application of the Company’s security deposit.  On July 23, 2004, the Company and the Lexington Landlord reached a negotiated settlement in the amount of $30,000, pursuant to which the Action was fully and completely resolved.

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

PALIGENT INC.
(Registrant)

Date: August 13, 2004	by:	/s/ Salvatore A. Bucci
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