Form 10-Q
period 2004-09-30
PALIGENT INC
filed 2004-11-12
CIK 885475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

(212) 755-5461 Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒      NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐      NO  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 5, 2004

Common Stock, $0.01 par value	32,490,948

PALIGENT INC.

PALIGENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,165	$41,321
Current portion of subtenant receivable	—	100,000
Property held for sale	—	10,000
Prepaid expenses and other current assets	27,746	—
Total current assets	73,911	151,321

Property and equipment, net	1,409	2,813
Subtenant receivable	—	25,000
Security deposits	—	9,543
Total assets	$75,320	$188,677

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$39,046	$132,935
Accrued professional services	20,300	34,100
Accrued rent	33,415	—
Due to related party	140,000	111,189
Capital lease obligation	—	10,000
Total current liabilities	232,761	288,224

Deferred rent	—	22,262

Stockholders’ deficit:
Common stock, $.01 par value; 75,000,000 shares authorized; 32,490,948 shares issued and outstanding at September 30, 2004 and December 31, 2003	324,910	324,910
Additional paid-in capital	154,634,974	154,634,974
Accumulated deficit	(155,117,325)	(155,081,693)
Total stockholders’ deficit	(157,441)	(121,809)
Total liabilities and stockholders’ deficit	$75,320	$188,677

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue:
Interest income	$—	$118	$2,250	$643

Costs and expenses:
General and administrative	214,137	213,073	537,882	539,425

Loss from operations	(214,137)	(212,955)	(535,632)	(538,782)

Other income	500,000	—	500,000	500,000

Net income (loss)	$285,863	$(212,955)	$(35,632)	$(38,782)

Basic and diluted net income (loss) per common share	$0.01	$(0.01)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	32,490,948	32,490,948	32,490,948	32,490,948

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(35,632)	$(38,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,404	31,493
Write-off of security deposits	9,543	1,910
Write-down of accrued rent	(81,185)	—
Reserve for subtenant receivable and accrued interest	77,250	—
Deferred charges	—	16,442
Deferred rent	(22,262)	(7,062)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(29,996)	(32,160)
Subtenant receivable	50,000	(65,302)
Accounts payable and accrued expenses	(107,689)	(24,800)
Interest payable to related party	(1,189)	—
Accrued rent	114,600	—
Net cash used in operating activities	(25,156)	(118,261)

Cash flows from investing activities:
Proceeds from sale of assets	10,000	—
Net cash provided by investing activities	10,000	—

Cash flows from financing activities:
Proceeds from related party loan	405,000	30,000
Repayment of related party loan	(375,000)	(30,000)
Principal payments on capital lease obligations	(10,000)	(16,095)
Net cash provided by (used in) financing activities	20,000	(16,095)

Net increase (decrease) in cash and cash equivalents	4,844	(134,356)

Cash and cash equivalents at beginning of period	41,321	153,046

Cash and cash equivalents at end of period	$46,165	$18,690

The accompanying notes are an integral part of the condensed consolidated financial statements

PALIGENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — BASIS OF PRESENTATION

Interim Financial Statements

The condensed consolidated financial statements included herein have been prepared by Paligent Inc. (“Paligent” or the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position of the Company at September 30, 2004 and the results of its operations and its cash flows for the interim periods ended September 30, 2004 and 2003. The condensed consolidated balance sheet as of December 31, 2003 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year or any other interim period.

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

NOTE 2 — BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

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

For the three and nine months ended September 30, 2004 and 2003, the Company had stock options and warrants outstanding that were anti-dilutive.  These securities could potentially dilute basic EPS in the future but were not included in the computation of diluted EPS for the periods presented because to do so would have been anti-dilutive.  Consequently, there were no differences between basic and diluted EPS for these periods.

NOTE 3 — SIGNIFICANT EVENTS

On July 28, 2004, the Company executed a letter of intent to acquire privately held SoyToy LLC (“SoyToy”).  Mr. Kurtz holds a 50% membership interest in SoyToy.  The letter of intent contemplated the acquisition by the Company of all of the issued and outstanding membership interests of SoyToy in consideration of the issuance of shares of common stock of the Company such that the present stockholders of Paligent and equity holders of SoyToy would each own 50% of the outstanding stock of the post-acquisition company, subject to adjustment for future issuances.  In addition, the letter of intent contemplated that approximately one-half of the existing related party debt of SoyToy would be converted at the closing into convertible preferred stock of the Company, the terms of which were to be mutually acceptable to the Company and Mr. Kurtz, the holder of the related party debt.  The letter of intent provided that the proposed acquisition would be subject, among other things, to the execution of definitive acquisition documentation and the approval by the holders of a majority of shares of Paligent common stock that are not owned by Mr. Kurtz or his affiliates. The Company estimated that approximately $1.5 million would be needed to fund the initial phase of SoyToy’s business plan, which the Company and SoyToy anticipated financing, at least in part, prior to the completion of the business combination.  SoyToy’s progress in developing its business plan has been proceeding at a slower pace than initially envisioned.  While the letter of intent expired on September 26, 2004, the Company has continued discussing the potential transaction with SoyToy.  However, due to the lack of progress, the Company has begun to consider pursuing alternative transactions.

On September 27, 2004, Indevus Pharmaceuticals, Inc. (“Indevus”) exercised a second option pursuant to an amendment dated April 11, 2003 (the “PRO 2000 Amendment”) to the license agreement dated June 14, 2000 (the “PRO 2000 License”).  Under the PRO 2000 License, Indevus holds the exclusive, worldwide rights to develop and market PRO 2000 Gel.  The PRO 2000 Amendment granted Indevus a second option, upon which exercise, Indevus would acquire all of the Company’s rights, title and interest to PRO 2000 Gel as set forth in the PRO 2000 License, provided that such second option was exercised before September 30, 2004.  Upon the exercise of the second option on September 27, 2004, Indevus paid to the Company $500,000, as provided in the PRO 2000 Amendment.

NOTE 4 — RELATED PARTIES

On October 8, 2003, in anticipation of completing a business combination with Digital Products of Delaware, Inc. (“Digital”), or another entity, the Company executed a promissory note (the “Promissory Note”) with Mr. Kurtz under which the Company received, and expects to continue to receive, loans that will enable it to meet its anticipated cash operating needs.  Mr. Kurtz is also the principal shareholder of Digital.  The Promissory Note bears interest at 8% per annum and contemplates repayment upon the occurrence of the earlier of (i) the first anniversary of the making of the first loan; and (ii) the first funding of debt and/or equity capital subsequent to the completion of the proposed business combination between the Company and Digital that results in aggregate net proceeds to the Company of not less than $1 million.  On January 16, 2004 the Company announced that the contemplated Digital acquisition was being indefinitely postponed.  On July 28, 2004, the Company executed a letter of intent to acquire privately held SoyToy LLC, of which Mr. Kurtz holds a 50% membership interest.  See Note 3 — Significant Events for a further discussion of the potential SoyToy transaction.

Through September 2004, Mr. Kurtz had loaned the Company an aggregate of $515,000 to fund its continuing operations.  On September 30, 2004, the Company paid $394,418 to Mr. Kurtz, comprising $375,000 in principal plus $19,418 of accrued interest.

NOTE 5 — SUBTENANT RECEIVABLE

On December 31, 2003, the Company executed a Surrender Agreement and Promissory Note with its former subtenant (the “Subtenant”) pursuant to which the Company received cash and a promissory note approximately equivalent to the aggregate amount due as of December 31, 2003.  The Promissory Note, in the original amount of $75,000, bears interest at the rate of 6% per annum and was to be payable in three installments of $25,000, plus accrued interest, on June 30, 2004, December 31, 2004 and June 30, 2005.  The Company did not receive from the Subtenant the installment payment that was due on June 30, 2004.  Despite the verbal indication of the Subtenant’s management to the Company in July that it was expecting to receive sufficient funds to cure its default of the Promissory Note by the close of the third quarter of 2004, the Company did not receive payment of the past due installment.  Accordingly, on September 14, 2004, the Company filed an action in the Supreme Court of the State of New York, New York County, alleging that the Subtenant had defaulted on its obligations under the Promissory Note.  The Company’s motion for summary judgment in lieu of complaint is presently pending a hearing before the Court.  Since the likelihood of collecting the past due installment or any future installment cannot be reasonably assured, the Company discontinued accruing interest income as of June 30, 2004, and has recorded a reserve of $77,250 in the quarter ended September 30, 2004, representing the full amount of principal and interest outstanding due at June 30, 2004.

NOTE 6 — ACCRUED RENT

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

As of June 30, 2004, the liability for accrued rent was $63,414.  In July 2004, the Company reached a negotiated settlement with the landlord under the Lexington Lease (the “Lexington Landlord”) for amounts due through March 30, 2004, the date that the Lexington Landlord sold the building.  The settlement amount of $30,000 was paid to the Lexington Landlord on July 23, 2004.  After reviewing all relevant factors, the Company did not make any other adjustment to its estimate of the fair value of costs to be incurred under the Lexington Lease during the three month period ended September 30, 2004.  Accordingly, the balance of liability for accrued rent at September 30, 2004 was $33,414.

NOTE 7 — STOCK-BASED COMPENSATION

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net income (loss) — as reported	$285,863	$(212,955)	$(35,632)	$(38,782)
Adjustment to net income (loss) for pro forma stock-based compensation expense	—	(17,030)	(27,089)	(51,090)
Net income (loss) — pro forma	$285,863	$(229,985)	$(62,721)	$(89,872)

Basic and diluted net income (loss) per common share — as reported	$0.01	$(0.01)	$(0.00)	$(0.00)
Basis and diluted net income (loss) per common share — pro forma	$0.01	$(0.01)	$(0.00)	$(0.00)

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

From its inception in 1985 through 1999, the Company operated as a biotechnology company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology.  During 1999, the Company’s principal efforts were devoted to drug development and human clinical trials focusing on two biotechnology compounds, PRO 2000 Gel and O6-Benzylguanine (“O6-BG”).  During fiscal 2000, the Company closed its research facilities and out-licensed PRO 2000 Gel and O6-BG.  In September 2004, the Company transferred all of its rights, title and interest to PRO 2000 Gel pursuant to an option duly exercised by its sublicensee.  Under terms of its remaining out-licensing agreement, the Company retains certain future rights, including the right to receive certain agreed-upon payments upon the achievement of certain milestones as well as royalties from commercial sales, if any.

Results of Operations

From inception through September 30, 2004, the Company has generated no revenues from product sales or services and has not been profitable.  As the Company evaluates various strategic alternatives in its quest for new growth areas that will maximize value to existing stockholders, the Company expects to incur additional losses.

Three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003

During the three months ended September 30, 2004, the Company reported net income of $286,000, or $0.01 per share, as compared to a net loss of $213,000, or $0.01 per share, in the comparable period in 2003.  For the nine months ended September 30, 2004, the Company reported a net loss of $36,000, or $0.00 per share, as compared to a net loss of $39,000, or $0.00 per share, for the similar period in 2003.

The Company’s total revenue, which is derived from interest income, was $0 and $2,250, respectively, for the three and nine month periods ended September 30, 2004, as compared to $118 and $643, respectively, for the comparable three and nine month periods in 2003.  Interest income in fiscal 2004 is attributable to the accrual of interest earnings on the subtenant note receivable.  Due to the default by the maker of this note on June 30, 2004, the Company discontinued accruing interest income as of that date.  Interest income for fiscal 2003 was derived from interest earnings on available balances.

The Company’s total operating expenses, consisting of general and administrative costs, were $214,000 and $538,000, respectively, for the three and nine month periods ended September 30, 2004 as compared to $213,000 and $539,000, respectively, for the comparable periods in 2003.  During the three and nine months ended September 30, 2004, the reserve recorded against the subtenant receivable resulted in an increase of $77,000 in general and administrative expenses, which increases were offset by reductions in professional fees of $68,000 and $112,000, respectively, for the comparable three and nine month periods.  Results of operations for the nine month period ended September 30, 2004 also reflects a net increase of $46,000 in facilities charges, primarily relating to the accrual of the fair value of costs to be incurred under the Lexington Lease.

During the three and nine months ended September 30, 2004, the Company received proceeds of $500,000 in connection with the exercise of an option by Indevus pursuant to the PRO 2000 Amendment.  During the nine months ended September 30, 2003, the Company received proceeds of $500,000 in connection with its execution of the PRO 2000 Amendment.  These amounts were recorded as other income.

Liquidity and Capital Resources

At September 30, 2004, the Company’s aggregate cash and cash equivalents were $46,000, a net increase of $5,000 from the end of the prior year.  During the nine month period ended September 30, 2004, the Company received $500,000 in connection with the PRO 2000 Amendment, $50,000 from the collection of a portion of the subtenant receivable, $30,000 in net borrowings under the related party note payable and $10,000 from the sale of assets.  These receipts were offset by cash payments of $466,000 for operating activities, $109,000 for satisfaction of accounts payable and accrued expenses and $10,000 for the settlement of its remaining capital lease.

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

Proposed Acquisition

On July 28, 2004, the Company executed a letter of intent to acquire privately held SoyToy LLC (“SoyToy”).  Richard J. Kurtz, a director and the principal stockholder of the Company, holds a 50% membership interest in SoyToy.  The letter of intent contemplated the acquisition by the Company of all of the issued and outstanding membership interests of SoyToy in consideration of the issuance of shares of common stock of the Company such that the present stockholders of Paligent and equity holders of SoyToy would each own 50% of the outstanding stock of the post-acquisition company, subject to adjustment for future issuances.  In addition, the letter of intent contemplated that approximately one-half of the existing related party debt of SoyToy would be converted at the closing into convertible preferred stock of the Company, the terms of which were to be mutually acceptable to the Company and Mr. Kurtz, the holder of the related party debt.  The letter of intent provided that the proposed acquisition would be subject, among other things, to the execution of definitive acquisition documentation and the approval by the holders of a majority of shares of Paligent common stock that are not owned by Mr. Kurtz or his affiliates. The Company estimated that approximately $1.5 million would be needed to fund the initial phase of SoyToy’s business plan, which the Company and SoyToy anticipated financing, at least in part, prior to the completion of the business combination.  SoyToy’s progress in developing its business plan has been proceeding at a slower pace than initially envisioned.  While the letter of intent expired on September 26, 2004, the Company has continued discussing the potential transaction with SoyToy.  However, due to the lack of progress, the Company has begun to consider pursuing alternative transactions.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 14, 2004, the Company filed an action in the Supreme Court of the State of New York, New York County, alleging that its former subtenant (the “Subtenant”) had defaulted on its obligations under the Promissory Note dated December 31, 2003.  The Promissory Note, in the original amount of $75,000, bears interest at the rate of 6% per annum and was to be payable in three installments of $25,000, plus accrued interest, on June 30, 2004, December 31, 2004 and June 30, 2005.  The Company did not receive from the Subtenant the installment payment that was due on June 30, 2004.  This Company’s motion for summary judgment in lieu of complaint is pending a hearing before the Court.

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

Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALIGENT INC.
(Registrant)

Date: November 12, 2004	by:	/s/ Salvatore A. Bucci
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