Form 10-K
PALIGENT INC
filed 2005-04-08
CIK 885475

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

Commission File Number: 0-21134

Paligent Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2893483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 East 53rd Street, New York, New York	10022
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:  (212) 755-5461

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

YES  ☐  NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was $3,729,000.

The number of shares of the registrant’s Common Stock outstanding as of March 22, 2005 was 32,490,948.

Documents incorporated by reference:

None.

PART I

Item 1.  Business.

Corporate Summary

Since 2001, Paligent Inc. together with its subsidiaries (collectively, “Paligent” or the “Company”) has been engaged in seeking business opportunities to maximize value for its shareholders.  The Company has evaluated various strategic alternatives, including acquisitions of new operating businesses and technologies as well as potential merger opportunities.

From its inception in 1985 through 1999, the Company operated, under the name Procept, Inc., as a biotechnology company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology.  During 1999, the Company’s principal efforts were devoted to drug development and human clinical trials focusing on two biotechnology compounds, PRO 2000 Gel and O6-Benzylguanine (“O6-BG”).  During fiscal 2000, the Company closed its research facilities and out-licensed PRO 2000 Gel and O6-BG, which had been under development by the Company for several years.  In September 2004, the Company transferred all of its rights, title and interest in PRO 2000 Gel pursuant to an option duly exercised by its sublicensee and in March 2005, the Company assigned all of its rights, interests and obligations in O6-BG.

In January 2000, the Company acquired Heaven’s Door Corporation (“HDC”), a company that provided products and services over the Internet.  Effective with the acquisition of HDC, the Company’s name was changed from Procept, Inc. to HeavenlyDoor.com, Inc.  At the same time, Procept, Inc. became the new name of the Company’s subsidiary, Pacific Pharmaceuticals, Inc. (hereinafter referred to as “Procept”), a company engaged in the development of cancer therapies, which the Company acquired in March 1999.  After a sustained period of deterioration in the Internet and technology sectors and related capital markets, the Company decided, in the fourth quarter of 2000, to discontinue the pursuit of its Internet strategy.  Shortly thereafter, the Company entered into an agreement to sell all of its Web-based assets and Internet operations and ceased its Internet activities. In connection with this agreement, the Company’s name was again changed, on December 31, 2000, from HeavenlyDoor.com, Inc. to Paligent Inc.

On July 1, 2003, the Company executed a non-binding letter of intent to acquire privately held Digital Products of Delaware, Inc. (“Digital”), a company engaged in providing electronic monitoring products and services to the criminal justice and corrections industry.  The Company proposed to acquire all of the issued and outstanding stock of Digital in consideration of the issuance of shares of common stock of the Company such that the shareholders of Digital would own 80% of the outstanding stock of the post-acquisition company.  Richard J. Kurtz, a director and the principal stockholder of the Company, is the principal stockholder of Digital.  On January 16, 2004, the Company announced that the contemplated Digital acquisition was being indefinitely postponed due to Digital’s need to focus on meeting certain business demands which would hinder its ability to conclude the business combination with the Company.  Although the Company remains interested in a potential acquisition of Digital, upon the postponement of the Digital transaction, the Company resumed its efforts to identify an alternative business combination.

On July 28, 2004, the Company executed a letter of intent to acquire privately held SoyToy LLC (“SoyToy”), a company engaged in the retail sale and distribution of soymilk machines.  Mr. Kurtz holds a 50% membership interest in SoyToy.  The letter of intent contemplated the acquisition by the Company of all of the issued and outstanding membership interests of SoyToy in consideration of the issuance of shares of common stock of the Company such that the present stockholders of Paligent and equity holders of SoyToy would each own 50% of the outstanding stock of the post-acquisition company, subject to adjustment for future issuances.  In addition, the letter of intent contemplated that approximately one-half of the existing related party debt of SoyToy would be converted at the closing into convertible preferred stock of the Company, the terms of which were to be mutually acceptable to the Company and Mr. Kurtz, the holder of the related party debt.  The letter of intent provided that the proposed acquisition would be subject, among other things, to the execution of definitive acquisition documentation and the approval by the holders of a majority of shares of Paligent common stock that are not owned by Mr. Kurtz or his affiliates. The Company estimated that approximately $1.5 million would be needed to fund the initial phase of SoyToy’s business plan, which the Company and SoyToy anticipated financing, at least in part, prior to the completion of the business combination.  SoyToy’s progress in developing its business plan has been proceeding at a slower pace than initially envisioned.  While the letter of intent expired on September 26, 2004, the Company has continued discussing the potential transaction with SoyToy.  However, due to the lack of progress, the Company has been considering alternative transactions.

Former Biotechnology Programs

PRO 2000 Gel

On June 14, 2000, the Company licensed to Indevus Pharmaceuticals, Inc., formerly Interneuron Pharmaceuticals, Inc. (“Indevus”), the exclusive, worldwide rights to develop and market PRO 2000 Gel (the “PRO 2000 License”) (see Item 13 - Certain Relationships and Related Transactions).  PRO 2000 Gel is a vaginal, topical microbicide designed to provide protection against human immunodeficiency virus (“HIV”) infection, as well as other sexually transmitted pathogens (e.g., herpes, chlamydia and gonorrhea infection). Under the terms of the PRO 2000 License, the Company (i) received an up-front payment of $500,000 and retained certain future rights to PRO 2000 Gel; (ii) transferred responsibility for all remaining development and commercialization activities for PRO 2000 Gel to Indevus; and (iii) granted Indevus an option, for a limited period of time following the completion of the Phase III efficacy trial, to purchase the future royalty rights relating to PRO 2000 Gel.

On April 11, 2003, the Company and Indevus executed an amendment to the PRO 2000 License (the “PRO 2000 Amendment”).  Upon execution of the PRO 2000 Amendment, the Company received $500,000 from Indevus in exchange for (i) the elimination of the $500,000 milestone payment that was to be paid under the PRO 2000 License upon the initiation of a Phase II safety trial (planned to begin later in 2003); and (ii) a second option, upon which exercise the Company would receive an additional payment of $500,000, to acquire all of the Company’s rights, title and interest to PRO 2000 Gel as set forth in the PRO 2000 License, provided that such second option is exercised prior to September 30, 2004.

On September 27, 2004, Indevus exercised the second option under the PRO 2000 Amendment, at which time Indevus acquired all of the Company’s rights, title and interest in PRO 2000 Gel as set forth in the PRO 2000 License.  In connection with the exercise of the second option under the PRO 2000 Amendment, Indevus paid $500,000 to the Company.

O6-Benzylguanine

On October 13, 2000, Procept and AOI Pharmaceuticals Inc. (“AOI”) entered into a sublicense agreement (the “Sublicense Agreement”) pursuant to which AOI sublicensed Procept’s exclusive, worldwide patent rights and know-how relating to O6-BG in exchange for future royalties on net sales of O6-BG (see Item 13 - Certain Relationships and Related Transactions).  O6-BG is a chemosensitizer that is designed to overcome resistance to a significant class of commonly used chemotherapeutic agents known as O6-alkylating agents.  A Phase II development program began in 1999, which was conducted in accordance with a Cooperative Research and Development Agreement (“CRADA”) executed with the National Cancer Institute (“NCI”), a unit of the National Institutes of Health (“NIH”), in August 1998.  The Sublicense Agreement also provides for cash payments to Procept based upon the achievement of certain developmental milestones.  In addition, AOI assumed all financial obligations of Procept relating to its licensing of worldwide patent rights and CRADA costs that are incurred subsequent to the effective date of the Sublicense Agreement.  On February 28, 2002, Procept and the United States Public Health Service (“PHS”), represented by NIH, a constituent agency of PHS, executed an exclusive Patent License Agreement (the “New License Agreement”), which superseded the license agreement dated February 6, 1998 between Procept and The Penn State Research Foundation (“PSRF”) (the “Original License Agreement”).  The New License Agreement affirms Procept’s worldwide patent rights to O6-BG and related compounds, and acknowledges the Sublicense Agreement, as of the date executed by Procept and AOI.

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

In May 2002, Procept and PHS executed an amendment to the New License Agreement (the “First Amendment”).  The First Amendment clarified language in the New License Agreement pertaining to future sublicensing agreements, in the event that such agreements were to be executed.  In addition, the Company, together with PHS, PSRF, AOI and the University of Chicago (“UC”), also executed, in May 2002, a Comprehensive Release Agreement (the “Release Agreement”).  The Release Agreement provides for the irrevocable and absolute release of the Company by PHS, PSRF and UC from any and all claims or obligations arising out of, or related to the Original License Agreement.  The Release Agreement was made part of the New License Agreement.  In October 2002, Procept and PHS executed a second amendment to the New License Agreement revising certain provisions pertaining to benchmark payments and royalties as set forth in the New License Agreement and First Amendment.

In August 2003, AOI and the NCI executed a further amendment to the CRADA, extending the term of the CRADA to August 7, 2005.

In February 2005, Procept and PHS executed a third amendment to the New License Agreement revising the provision for payment of an additional royalty to PHS upon the occurrence of an assignment by Procept of the New License Agreement.  Such additional royalty was revised from a payment amount of $20,000 to $17,500.

Subsequently, in March 2005, pursuant to an agreement by and between Procept, Keryx Biopharmaceuticals, Inc., the parent of AOI (“Keryx”) and PHS (the “Assignment Agreement”), Procept assigned all of its rights, interests and obligations under the New License Agreement to Keryx; in exchange, Keryx agreed to pay Procept a total of $158,750, in two installments.  The first installment of $83,750 was paid on March 30, 2005.  The second installment of $75,000 is payable on December 31,

2005 and is evidenced by a promissory note from Keryx payable to Procept, which bears no interest until after the maturity date.  In connection with the Assignment Agreement, Procept paid to PHS the additional royalty of $17,500, as provided for under the New License Agreement, as revised in February 2005.

Employees

As of March 1, 2005, the Company has one full-time employee. The Company also utilizes independent contractors to perform various functions for the Company. The Company’s employee is not represented by a labor union.

Item 2.       Properties.

On January 16, 2004, the Company relocated its principal executive offices to 10 East 53rd Street, 33rd Floor, New York, New York 10022 under a month-to-month arrangement for approximately 300 square feet.

Item 3.       Legal Proceedings.

The Company had been maintaining its principal executive offices at 369 Lexington Avenue, 10th Floor, New York, New York 10017 (the “Lexington Office”).  In July 2001, the Company sublet substantially all of the Lexington Office (the “Sublease”).

On December 31, 2003, the Sublease was terminated pursuant to a Surrender Agreement under which the Company and the subtenant under the Sublease (the “Subtenant”) agreed to release one another with respect to any and all claims under the Sublease and the Company received from the Subtenant cash and a promissory note approximately equivalent to the aggregate amount due as of December 31, 2003 in exchange for the termination of the Sublease and a furniture and equipment rental agreement.  The Promissory Note, in the original amount of $75,000, bore interest at the rate of 6% per annum and was to be payable in three installments of $25,000, plus accrued interest, on June 30, 2004, December 31, 2004 and June 30, 2005.  The Company did not receive from the Subtenant the installment payment that was due on June 30, 2004.  On September 14, 2004, the Company filed an action in the Supreme Court of the State of New York, New York County, alleging that the Subtenant had defaulted on its obligations under the Promissory Note dated December 31, 2003.  In February 2005, the Company and the Subtenant reached a settlement of the Company’s claim pursuant to which the Company received a one-time payment of $30,000 in exchange for withdrawing its action.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades on the OTC Bulletin Board under the symbol PGNT.  The following table sets forth the range of high and low closing sale prices for the Common Stock as reported by the OTC Bulletin Board for the periods indicated below.

	High	Low
2004
Fourth Quarter	$0.43	$0.13
Third Quarter	$0.33	$0.14
Second Quarter	$0.32	$0.09
First Quarter	$0.15	$0.09

2003
Fourth Quarter	$0.09	$0.05
Third Quarter	$0.25	$0.07
Second Quarter	$0.25	$0.04
First Quarter	$0.07	$0.03

As of March 22, 2005, there were 1,500 holders of record.

Dividend Policy

The Company has never paid cash dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.  The Company intends to retain any future earnings for use in its business.

Item 6.  Selected Financial Data.

The selected financial data set forth below as of December 31, 2004 and 2003 and for each of the three years ended December 31, 2004, 2003 and 2002 are derived from the Company’s consolidated financial statements included elsewhere in this Report, which have been audited by independent accountants Rothstein, Kass & Company, P.C., for the years ended December 31, 2004 and 2003, and by PricewaterhouseCoopers LLP for the year ended December 31, 2002.  The selected financial data set forth below as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2001 and 2000 are derived from audited consolidated financial statements not included in this Report.  This data should be read in conjunction with the Company’s financial statements and related notes thereto (contained in Item 15 of this Report) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report.

SELECTED FINANCIAL DATA

	YEARS ENDED DECEMBER 31,
	2004	2003	2002	2001	2000
	(in thousands, except share data)
Statement of operations data:
Revenues	$2	$1	$8	$73	$254
Costs and expenses:
Research and development(1)	—	—	—	286	4,696
Sales and marketing	—	—	—	—	1,135
General and administrative(1)(2)	608	686	1,004	1,460	23,409
Impairment of goodwill(2)	—	—	—	—	20,031
Total costs and expenses	608	686	1,004	1,746	49,271
Loss from operations	(606)	(685)	(996)	(1,673)	(49,017)
Other income (expense)	500	497	—	(20)	1,032
Net loss	$(106)	$(188)	$(996)	$(1,693)	$(47,985)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.03)	$(0.05)	$(1.55)

Weighted average number of common shares outstanding	32,490,948	32,490,948	32,490,948	32,490,948	30,916,918

	AS OF DECEMBER 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$21	$41	$153	$1,298	$2,972
Total assets	52	189	340	1,650	3,512
Capital lease obligations, net of current portion	—	—	21	44	66
Total stockholders’ (deficit) equity	(228)	(122)	67	1,062	2,755

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

Overview

From its inception in 1985 through 1999, the Company operated as a biopharmaceutical company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology.  During 1999, the Company’s principal efforts were devoted to drug development and human clinical trials focusing on two biotechnology compounds, PRO 2000 Gel and O6-BG.  During fiscal 2000, the Company closed its research facilities and out-licensed PRO 2000 Gel and O6-BG, which had been under development by the Company for several years.  In September 2004, the Company transferred all of its rights, title and interest to PRO 2000 Gel pursuant to an option duly exercised by its sublicensee and in March 2005, the Company assigned all of its rights, interests and obligations in O6-BG to an affiliate of its sublicensee.

In January 2000, the Company acquired Heaven’s Door Corporation (“HDC”), a company that provided products and services over the Internet.  The Company operated this Internet venture until the fourth quarter of 2000, at which time the Company discontinued the pursuit of its Internet strategy after a sustained period of deterioration in the Internet and technology sectors and related capital markets.  Shortly thereafter, the Company entered into an agreement to sell all of its Web-based assets and Internet operations.

Since 2001, the Company has evaluated various strategic alternatives, including acquisitions of new operating businesses and technologies as well as potential merger opportunities.  In April 2003, the Company concluded an amendment to the sublicense agreement for PRO 2000 Gel pursuant to which the Company received proceeds of $500,000 in exchange for the elimination of a potential future $500,000 milestone payment plus the Company’s granting of an second option to its sublicense, for a specified period of time, upon which exercise the Company would receive an additional payment of $500,000, which would enable the sublicensee to acquire all of the Company’s rights, title and interest to PRO 2000 Gel as set forth in the PRO 2000 License.  In September 2004, the sublicense exercised the second option under the April 2003 amendment thereby acquiring all of the Company’s rights, title and interest in PRO 2000 Gel in exchange for a $500,000 payment to the Company.

On July 1, 2003, the Company executed a non-binding letter of intent to acquire privately held Digital Products of Delaware, Inc. (“Digital”), a company engaged in providing electronic monitoring products and services to the criminal justice and corrections industry.  The Company proposed to acquire all of the issued and outstanding stock of Digital in consideration of the issuance of shares of common stock of the Company such that the stockholders of Digital would own 80% of the outstanding stock of the post-acquisition company.  Richard J. Kurtz, a director and the principal stockholder of the Company, is the principal stockholder of Digital.  On January 16, 2004, the Company announced that the contemplated Digital acquisition was being indefinitely postponed due to Digital’s need to focus on meeting certain business demands which would hinder its ability to conclude the business combination with the Company.  Although the Company remains interested in a potential acquisition of Digital, upon the postponement of the potential Digital transaction, the Company resumed its efforts to identify an alternative business combination.

On July 28, 2004, the Company executed a letter of intent to acquire privately held SoyToy LLC (“SoyToy”), a company engaged in the retail sale and distribution of soymilk machines.  Richard J. Kurtz, a director and the principal stockholder of the Company, holds a 50% membership interest in SoyToy.  The letter of intent contemplated the acquisition by the Company of all of the issued and outstanding membership interests of SoyToy in consideration of the issuance of shares of common stock of the Company such that the present stockholders of Paligent and equity holders of SoyToy would each own 50% of the outstanding stock of the post-acquisition company, subject to adjustment for future issuances.  In addition, the letter of intent contemplated that approximately one-half of the existing related party debt of SoyToy would be converted at the closing into convertible preferred stock of the Company, the terms of which were to be mutually acceptable to the Company and Mr. Kurtz, the holder of the related party debt.  The letter of intent provided that the proposed acquisition would be subject, among other things, to the execution of definitive acquisition documentation and the approval by the holders of a majority of shares of Paligent common stock that are not owned by Mr. Kurtz or his affiliates. The Company estimated that approximately $1.5 million would be needed to fund the initial phase of SoyToy’s business plan, which the Company and SoyToy anticipated financing, at least in part, prior to the completion of the business combination.  SoyToy’s progress in developing its business plan has been proceeding at a slower pace than initially envisioned.  While the letter of intent expired on September 26, 2004, the Company has continued discussing the potential transaction with SoyToy.  However, due to the lack of progress, the Company has begun to consider pursuing alternative transactions.

As of December 31, 2004, the Company has working capital and stockholders’ deficits and has limited cash to fund its operations.  The Company is presently relying on borrowings from its principal stockholder to fund continuing operations.  See “Item 13. Certain Relationships and Related Transactions.”

Results of Operations

From inception through December 31, 2004, the Company has generated no revenues from product sales or services, has not been profitable, and has an accumulated deficit of $155.2 million.  During that period, the Company was dependent upon corporate collaborations, equity financing, interest on invested funds and borrowings to provide the working capital necessary for its operations and research and development activities.  Losses have resulted principally from costs incurred in research and development activities related to the Company’s efforts to develop drug candidates and from the associated administrative costs required to support these efforts.  In addition, in connection with the acquisition of HDC, the Company also incurred losses in connection with the development of the

Company’s Internet business and related marketing activities.  The Company expects to incur additional losses as it considers its strategic alternatives, including potential business investment.

Year ended December 31, 2004 as compared to the year ended December 31, 2003

The Company’s total revenue, which is derived from interest income, was $2,250 for the year ended December 31, 2004 as compared to $660 for the year ended December 31, 2003.  Interest income in fiscal 2004 is attributable to the accrual of interest earnings on the subtenant note receivable.  Interest income for fiscal 2003 was derived from interest earnings on available balances.

The Company’s total operating expenses, consisting of general and administrative costs, decreased to $608,000 for the year ended December 31, 2004 from $686,000 for the year ended December 31, 2003, a decrease of $78,000.  This net decrease comprises reductions of $128,000 in professional fees and salaries and $15,000 in insurance expense and other costs, which decreases are offset by increases of $18,000 in interest expense and a write-off of $47,000 relating to the settlement of the subtenant receivable.

Other income for fiscal 2004 and 2003 was $500,000 and $497,000, respectively.  The amounts reported for fiscal 2004 and 2003 each include proceeds of $500,000 received pursuant to the PRO 2000 Amendment.  In addition, the Company sold substantially all of its office furniture and equipment in 2004 for the amount of $10,000 and used the proceeds of the sale to satisfy a capital lease obligation to which certain of the furniture was encumbered.  As a result of this sale, the Company wrote down the value of the sold assets as of December 31, 2003 to $10,000 and reduced the capital lease obligation to the settlement amount of $10,000 resulting in net other expense of $3,000 in 2003 consisting of (i) a loss of $14,000 from the disposition of fixed assets; and (ii) a gain of $11,000 on the negotiated settlement of the capital lease obligation.

Year ended December 31, 2003 as compared to the year ended December 31, 2002

The Company’s total revenue, which is derived from interest income, was $660 for the year ended December 31, 2003 as compared to $7,791 for the year ended December 31, 2002.  The reduction in interest income is primarily attributable to a decrease in average cash balances available for investment during the year ended December 31, 2003.

The Company’s total operating expenses, consisting of general and administrative costs, decreased to $686,000 for the year ended December 31, 2003 from $1.0 million for the year ended December 31, 2002, a decrease of $317,000.  This decrease comprises reductions of (i) $227,000 in professional fees and salaries; (ii) $42,000 in insurance expense; and (iii) $47,000 in facilities expenses and other costs.

Other income for fiscal 2003 was $497,000.  There were no items of other income (expense) in fiscal 2002.  The amount reported for fiscal 2003 includes proceeds of $500,000 received pursuant to the PRO 2000 Amendment.  In addition, the Company sold substantially all of its office furniture and equipment in 2004 for the amount of $10,000 and used the proceeds of the sale to satisfy a capital lease obligation to which certain of the furniture was encumbered.  As a result of this sale, the Company wrote down the value of the sold assets as of December 31, 2003 to $10,000 and reduced the capital lease obligation to the settlement amount of $10,000 resulting in (i) a loss of $14,000 from the disposition of fixed assets; and (ii) a gain of $11,000 on the negotiated settlement of the capital lease obligation.

Liquidity and Capital Resources

The Company has incurred losses since inception, has working capital and stockholders’ deficits and has limited cash to fund its operations.  In each of September 2004 and April 2003, the Company received $500,000 in connection with the amendment of its license agreement with Indevus Pharmaceuticals, Inc.  The Company is presently relying on borrowings from its principal stockholder pursuant to a promissory note executed on October 8, 2003 under which the Company received, and expects to continue to receive, loans that will enable it to meet its anticipated cash operating needs.  While the Company pursues strategic alternatives, including potential business combinations and related financing, the Company expects to finance its continuing operations through further borrowings from its principal stockholder, though the stockholder has made no commitment to continue to make loans to the Company.  At December 31, 2004, $203,000 of principal and accrued interest is due to the principal stockholder under the promissory note, which amount is payable on demand.

No assurance can be given that the Company will be able to complete a business combination or that such financing from its principal stockholder will continue to be available to the Company.  If the Company is unable to generate significant revenue from acquired operations, secure additional financing for its present operations, obtain financing from its principal stockholder or secure sufficient financing for operations resulting from acquisition or merger, the Company will experience a cash shortage, the effect of which could result in the discontinuance of operations.  If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Since its inception, the Company has principally financed its operations from the issuance of $71.4 million of its securities, the receipt of $29.4 million under collaborative research agreements, earnings of $3.6 million in interest income and proceeds of $1.5 million from out-licensing of its biotechnology assets.

Year ended December 31, 2004 as compared to the year ended December 31, 2003

For the year ended December 31, 2004, the Company incurred a net loss of $106,000.  During fiscal 2004, the Company used $110,000 to fund operating activities, as compared to $198,000 during the year ended December 31, 2003.  The net decrease of $88,000 in operating cash outflows principally reflects the reduction in operating expenses during fiscal 2004.

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

At December 31, 2004, the Company’s aggregate cash and cash equivalents were $21,000, a net decrease of $20,000 from the end of the prior year.  This decrease relates principally to cash used to fund operations.

During the first quarter of 2005, the Company received $30,000 from the settlement of its action against its former subtenant and the net amount of $66,000 in connection with its assignment of its interests in O6-BG.

Recently Issued Financial and Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“FAS”) 123R, “Share-Based Payment.”  FAS 123R is a revision of FAS 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board Opinion No. (“APB”) 25.  Among other items, FAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements, based on the grant date fair value of those awards.  The effective date of FAS 123R for the Company is the fourth quarter of 2005.  FAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method.  Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of FAS 123R for all share-based payments granted after that date, and based on the requirements of FAS 123 for all unvested awards granted prior to the effective date of FAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with FAS 123. The Company has not yet determined which of the methods it will use upon adoption.

The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While FAS 123R permits entities to continue to use such a model, it also permits the use of a “lattice” model. The Company expects to continue using the Black-Scholes option pricing model upon adoption of FAS 123R to measure the fair value of stock options.

The adoption of this statement will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. These future amounts cannot be precisely estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company has not determined the impact of adoption of this statement on its results of operations.

FAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company has no contractual obligations or off-balance sheet arrangements as of December 31, 2004.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements, together with the reports thereon of independent registered public accounting firms, are included in Part IV, Item 15(a)(1) and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision of the Company’s Chief Executive Officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

On November 1, 2004 and December 1, 2004, respectively, Zola P. Horovitz, Ph.D. and Elliott H. Vernon resigned from the Board of Directors and all committees of the Board of Directors on which they served.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The following table sets forth the name, age and position of each person as of March 1, 2005 who is a director and/or executive officer of the Company:

Salvatore A. Bucci	49	Director, President and Chief Executive Officer
Richard J. Kurtz	64	Director

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

Richard J. Kurtz has been a director of the Company since the acquisition of HDC in January 2000.  Mr. Kurtz has been Chairman of the Board of Digital Products of Delaware, Inc., a company engaged in providing electronic monitoring products and services to the criminal justice and corrections industry, since August 1999.  Mr. Kurtz has also been the Chairman of the Board of Directors of IFT Corporation, a publicly traded corporation in the sealant and coating business, since February 1999.  He has been the President and Chief Executive Officer of the Kamson Corporation, a privately held corporation, for over twenty years.  Kamson Corporation owns and operates real estate investment properties in the Northeastern United States.  Mr. Kurtz received his B.A. from the University of Miami in 1962.

On November 1, 2004 and December 1, 2004, respectively, Zola P. Horovitz, Ph.D. and Elliott H. Vernon resigned from the Board of Directors and all committees of the Board of Directors on which they served, including the Audit Committee.  Prior to his resignation, Mr. Vernon had served as the Company’s audit committee financial expert as defined in Item 401(h) of Regulation S-K.  The Company is presently searching for directors to serve on the Board of Directors and its committees.

The Company has not adopted a code of ethics as defined in Item 406 of Regulation S-K because it has only one employee and limited operations.  The Board of Directors will continue to assess the Company’s need for a code of ethics.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth certain compensation information as to the chief executive officer of the Company, who is the only executive officer of the Company (the “Named Executive Officer”), for each of the years ended December 31, 2004, 2003 and 2002:

SUMMARY COMPENSATION TABLE

				Long Term
				Compensation
				Awards
				Securities
Name and		Annual Compensation		Underlying	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Options(#)	Compensation ($)

Salvatore A. Bucci	2004	179,672	0	0	0
President and Chief Executive Officer	2003	200,000	0	0	0
	2002	200,000	0	0	0

Fiscal Year-End Option Values

The following table provides information regarding exercisable and unexercisable stock options held by the Named Executive Officer as of December 31, 2004:

FISCAL YEAR-END OPTION VALUES

Value of Unexercised
In-the-Money
Options at
	Shares		Fiscal Year-End (#)	Fiscal Year-End ($)
Name and	Acquired on	Value	Exercisable/	Exercisable/
Principal Position	Exercise (#)	Realized ($)	Unexercisable	Unexercisable(1)

Salvatore A. Bucci	0	0	325,000/0	0/0

(1)       Based on the difference between the option exercise price and the closing price of the underlying Common Stock on December 31, 2004, which closing price was $0.17.

Compensation of Directors

There are presently no arrangements providing for payments to directors for director or consulting services.

Executive Employment Contract

Provided below is information concerning the employment arrangement that the Company has entered into with its executive officer.

Salvatore A. Bucci.    On May 25, 2000, the Company and Mr. Bucci entered into an employment agreement (the “Original Agreement”) providing for Mr. Bucci to serve as Senior Vice President and Chief Financial Officer of the Company for a period of two years.  On October 6, 2000, Mr. Bucci was appointed Executive Vice President and Chief Financial Officer and on February 9, 2001, Mr. Bucci was named President and Chief Executive Officer.  The Original Agreement entitled Mr. Bucci to receive a minimum annual base salary of $150,000 and a minimum annual bonus of $25,000, which minimum annual bonus was required to be paid to Mr. Bucci in quarterly installments over the term of the Original Agreement.  The amount of Mr. Bucci’s actual bonus is determined annually by the Compensation Committee in light of his and the Company’s performance over the prior year.  Mr. Bucci also received an option to purchase 325,000 shares of Common Stock, with vesting to occur in equal annual installments over a four year period.  If the company terminates Mr. Bucci’s employment without cause, or if Mr. Bucci terminates his employment because there has been a change of control of the Company, then

Mr. Bucci is entitled to receive (i) severance payments in a lump sum equal to one-half of his most recent base salary plus one-half of the amount of cash bonus most recently awarded, and (ii) immediate vesting and exercisability of any unvested options then held by Mr. Bucci.  Effective with Mr. Bucci’s appointment as President and Chief Executive Officer, the Company and Mr. Bucci amended the terms of the Original Agreement (the “Amended Agreement”).  The Amended Agreement provided for (i) a minimum annual base salary of $200,000, effective January 1, 2001; (ii) a bonus of $25,000, which was paid upon execution of the Amended Agreement; and (iii) the elimination of the minimum annual bonus.  The Amended Agreement expired on May 25, 2002.  The Company has continued the employment of Mr. Bucci as the Company’s President and Chief Executive Officer upon the salary and with the health benefits and other perquisites as were provided in the Amended Agreement.

During 2004, no options or other equity-based awards were granted and the Chief Executive Officer’s compensation was not adjusted.

Board of Directors Report on Executive Compensation

The Compensation Committee was formed to: (i) review the performance of the Chief Executive Officer and the other executive officers of the Company and make determinations as to their cash and equity-based compensation and benefits, and (ii) administer employee stock option grants and stock awards. During fiscal 2004, the Compensation Committee did not meet nor did the Board of Directors consider any matter relating to the responsibilities of the Compensation Committee.  Until their resignations from the Board of Directors and its committees on November 1, 2004 and December 1, 2004, respectively, Dr. Horovitz and Mr. Vernon comprised the entirety of the Compensation Committee, which resignations effectively dissolved the Compensation Committee. This report is submitted by the Board of Directors for fiscal 2004.

Compensation Philosophy

The Board of Directors has determined that until a business combination or other strategic transaction is completed, the Company would continue to compensate its sole executive officer on a basis commensurate with prior cash compensation and benefit levels, as equity incentives are not a meaningful element of compensation at this time.

Chief Executive Officer Compensation

Salvatore A. Bucci has served as the Chief Executive Officer of the Company since February 2001.  Pursuant to his amended employment agreement, which expired on May 25, 2002, Mr. Bucci was entitled to receive a base salary of $200,000 per annum.  Mr. Bucci was also eligible to receive bonus compensation, which amount and form are determinable and at the discretion of the Compensation Committee or the Board of Directors of the Company.  The Company has continued the employment of Mr. Bucci as the Company’s Chief Executive Officer upon the salary and with the health benefits and other perquisites as were provided in the amended employment agreement.  Notwithstanding, Mr. Bucci voluntarily reduced his base salary for a portion of 2004.

Compensation of Other Executive Officers

Mr. Bucci was the sole executive officer of the Company during fiscal 2004.

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

During 2004, Mr. Bucci was not granted any stock options.

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

By the Board of Directors,
Richard J. Kurtz
Salvatore A. Bucci

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative stockholder returns on the Common Stock over the five year period from December 31, 1999 to December 31, 2004, as compared with that of the CoreData (“CD”) Biotechnology Index and the S&P 500 Composite Index during the same period.   The graph assumes an initial investment of $100 on December 31, 1999 in the Common Stock, the CD Biotechnology Index and the S&P 500 Composite Index, with all dividends, if any, being reinvested.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG PALIGENT INC., CD BIOTECHNOLOGY INDEX
AND S&P 500 COMPOSITE INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 1999
ASSUMES DIVIDENDS, IF ANY, REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2004

	12/31/1999	12/31/2000	12/31/2001	12/31/2002	12/31/2003	12/31/2004
PALIGENT INC.	$100.00	$1.71	$0.84	$0.68	$2.31	$4.47
CD BIOTECHNOLGY INDEX	$100.00	$117.02	$97.95	$63.17	$96.46	$104.85
S&P COMPOSITE INDEX	$100.00	$90.89	$80.09	$62.39	$80.29	$89.02

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table and footnotes set forth certain information regarding the beneficial ownership of Common Stock as of March 1, 2005 by (i) the only persons known to the Company to be beneficial owners of more than 5% of Common Stock, (ii) the Named Executive Officers, (iii) each director, and (iv) all current executive officers and directors as a group.

	Common Stock
	Beneficially Owned(2)
Beneficial Owner(1)	Shares		Percent
Richard J. Kurtz	17,927,070	(3)	54.58
Lindsay A. Rosenwald, M.D.	1,814,601	(4)	5.30
Salvatore A. Bucci	325,000	(5)		*
All current executive officers and directors as a group (4 persons)	18,252,070	(6)	55.03

*       Indicates less than 1%

(1)       The business address for Messrs. Kurtz and Bucci is c/o Paligent Inc., 10 East 53rd Street, 33rd Floor, New York, New York 10022.  The business address for Dr. Rosenwald is c/o Paramount BioCapital Investments, LLC, 787 Seventh Avenue, New York, New York 10019.

(2)       Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by such stockholder, subject to community property laws where applicable.  Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days of March 1, 2005 are treated as outstanding solely for the purpose of calculating the amount and percentage of shares beneficially owned by the holder of such options or warrants.

(3)       Reported ownership consists of: (i) 17,575,247 outstanding shares of Common Stock; (ii) 134,222 shares issuable upon exercise of 1997 Unit Purchase Options originally issued by Procept; (iii) 13,732 shares issuable upon exercise of Class A Warrants issuable upon exercise of 1997 Unit Purchase Options originally issued by Procept; (iv) 5,432 shares issuable upon exercise of 1995 Unit Purchase Options originally issued by Procept; (v) 6,790 shares issuable upon exercise of Class A Warrants issuable upon exercise of 1995 Unit Purchase Options originally issued by Procept; and (vi) 191,647 shares issuable upon exercise of Class A Warrants originally issued by Procept.

(4)       Reported ownership consists of:  (i) 56,128 shares of Common Stock; (ii) 843,445 shares issuable upon exercise of 1997 Unit Purchase Options originally issued by Procept; (iii) 86,292 shares issuable upon exercise of Class A Warrants issuable upon exercise of 1997 Unit Purchase Options originally issued by Procept; (iv) 20,879 shares issuable upon exercise of 1995 Unit Purchase Options originally issued by Procept; (v) 26,099 issuable upon exercise of Class A Warrants issuable upon exercise of 1995 Unit Purchase Options originally issued by Procept; and (vi) 781,758 shares issuable upon exercise of Class E Warrants.

(5)       Represents shares issuable to Mr. Bucci upon the exercise of options currently exercisable.

(6)       Includes 325,000 shares issuable to directors and executive officers upon the exercise of options currently exercisable or exercisable within 60 days of March 1, 2005.

Equity Compensation Plans

The following table sets forth information as of December 31, 2004 with respect to the Company’s equity compensation plan, for which common stock of the Company is authorized for issuance.  The Company’s equity compensation plan has been approved by the Company’s security holders (see Note 5 in the Notes to Consolidated Financial Statements for a description of the Company’s plan).

	Number of		Number of Securities
	Securities to be	Weighted-Average	Remaining Available
	Issued Upon	Exercise Price	for Future Issuance
	Exercise of	per Share of	Under Equity
	Outstanding	Outstanding	Compensation
Plan	Options	Options	Plans

Equity compensation plans approved by security holders	5,304,672	$1.93	5,398,791

Item 13.  Certain Relationships and Related Transactions.

Transactions with Directors and Officers

On June 14, 2000, the Company licensed to Indevus Pharmaceuticals, Inc., formerly Interneuron Pharmaceuticals, Inc. (“Indevus”), the exclusive, worldwide rights to develop and market PRO 2000 Gel (the “PRO 2000 License”).  Glenn L. Cooper, M.D., a director of the Company at the time of the agreement, is the President and Chief Executive Officer of Indevus.  In addition, the former principal stockholder of the Company is a stockholder of Indevus.  The Company had retained certain future rights to PRO 2000 Gel under the PRO 2000 License, including (i) provisions for the receipt of additional payments based upon the achievement of certain milestones; and (ii) royalties from future commercial sales of PRO 2000 Gel, if any.  Under the terms of the PRO 2000 License, Indevus was responsible for all remaining development and commercialization activities for PRO 2000 Gel and had an option, for a limited period of time following the completion of a Phase III efficacy trial, to purchase the future royalty rights relating to PRO 2000 Gel.  The Company, however, had no further obligation to fund research and development for PRO 2000 Gel.  On April 11, 2003, the Company and Indevus executed an amendment to the PRO 2000 License (the “PRO 2000 Amendment”) pursuant to which the Company received $500,000 from Indevus in exchange for (i) the elimination of the $500,000 milestone payment that was to be paid under the PRO 2000 License upon the initiation of a Phase II safety trial (planned to begin later in 2003); and (ii) a second option, upon which exercise the Company would receive an additional payment of $500,000, to acquire all of the Company’s rights, title and interest in PRO 2000 Gel as set forth in the PRO 2000 License, provided that such second option was exercised prior to September 30, 2004.  On September 27, 2004, Indevus exercised the second option under the PRO 2000 Amendment, at which time Indevus acquired all of the Company’s rights, title and interest in PRO 2000 Gel as set forth in the PRO 2000 License.  In connection with the exercise of the second option under the PRO 2000 Amendment, Indevus paid $500,000 to the Company.

On October 13, 2000, Procept entered into an agreement with AOI Pharmaceuticals Inc. (“AOI”) to sublicense its exclusive worldwide patent rights and know-how relating to O6-BG (the “Sublicense Agreement”).  Michael A. Weiss, then a director of the Company, is the Chairman of the Board of AOI.  In addition, the former principal stockholder of the Company is a stockholder of an affiliate of AOI.  Pursuant to the Sublicense Agreement, Procept sublicensed all development and licensing rights to AOI in exchange for future royalties on net sales of O6-BG.  The agreement also provides for cash payments to Procept based upon the achievement of certain developmental milestones.  In addition, AOI assumed all financial obligations of Procept relating to its licensing of worldwide patent rights as of the effective date of the agreement.  On February 28, 2002, Procept and the United States Public Health Service

(“PHS”) executed an exclusive Patent License Agreement (the “New License Agreement”), which superceded the license agreement dated February 6, 1998 between Procept and The Penn State Research Foundation (“PSRF”) (the “Original License Agreement”).  The New License Agreement affirms Procept’s worldwide patent rights to O6-Benzylguanine (“O6-BG”) and related compounds, and acknowledges the Sublicense Agreement, as of the date executed by Procept and AOI.  In connection with the execution of the New License Agreement, Procept, together with the National Cancer Institute (“NCI”) and AOI, also executed an amendment to the Cooperative Research and Development Agreement (“CRADA”), originally executed with the NCI in August 1998 (the “Amended CRADA”), pursuant to which AOI replaced Procept as Collaborator (i.e., the research and development partner).  Under terms of the Amended CRADA, AOI assumed direct responsibility for all remaining research and payment obligations, effective as of February 28, 2002.  In May 2002, Procept and PHS executed an amendment to the New License Agreement (the “First Amendment”).  The First Amendment clarified language in the New License Agreement pertaining to future sublicensing agreements, in the event that such agreements were to be executed.  In addition, the Company, together with PHS, PSRF, AOI and the University of Chicago (“UC”), also executed, in May 2002, a Comprehensive Release Agreement (the “Release Agreement”).  The Release Agreement provides for the irrevocable and absolute release of the Company by PHS, PSRF and UC from any and all claims or obligations arising out of, or related to the Original License Agreement.  The Release Agreement was made part of the New License Agreement.  In October 2002, Procept and PHS executed a second amendment to the New License Agreement revising certain provisions pertaining to benchmark payments and royalties as set forth in the New License Agreement and First Amendment.  In August 2003, AOI and the NCI executed a further amendment to the CRADA, extending the term of the CRADA to August 7, 2005.  In February 2005, Procept and PHS executed a third amendment to the New License Agreement revising the provision for payment of an additional royalty to PHS upon the occurrence of an assignment by Procept of the New License Agreement.  Such additional royalty was revised from a payment amount of $20,000 to $17,500.  Subsequently, in March 2005, pursuant to an agreement by and between Procept, Keryx Biopharmaceuticals, Inc., the parent of AOI (“Keryx”) and PHS, Procept assigned all of its rights, interests and obligations under the New License Agreement to Keryx; in exchange, Keryx agreed to pay Procept a total of $158,750, in two installments.  The first installment of $83,750 was paid on March 30, 2005.  The second installment of $75,000 is payable on December 31, 2005 and is evidenced by a promissory note from Keryx payable to Procept, which bears no interest until after the maturity date.  In connection with the Assignment Agreement, Procept paid to PHS the additional royalty of $17,500, as provided for under the New License Agreement, as revised in February 2005.

On March 3, 2003, Richard J. Kurtz, a director and the principal stockholder of the Company, loaned $30,000 to the Company to fund its current operations.  In April 2003, the Company’s repaid this loan to Mr. Kurtz from proceeds received under the PRO 2000 Amendment.

On July 1, 2003, the Company executed a non-binding letter of intent to acquire privately held Digital Products of Delaware, Inc. (“Digital”), a company engaged in providing electronic monitoring products and services to the criminal justice and corrections industry.  The Company proposed to acquire all of the issued and outstanding stock of Digital in consideration of the issuance of shares of common stock of the Company such that the stockholders of Digital would own 80% of the outstanding stock of the post-acquisition company.  Mr. Kurtz is the principal stockholder of Digital.  On January 16, 2004, the Company announced that the contemplated Digital acquisition was being indefinitely postponed due to Digital’s need to focus on meeting certain business demands which would hinder its ability to conclude the business combination with the Company.  Although the Company remains interested in a potential acquisition of Digital, upon the postponement of the potential Digital transaction, the Company resumed its efforts to identify an alternative business combination.

On October 8, 2003, in anticipation of completing a business combination with Digital or another entity, the Company executed a promissory note (the “Promissory Note”) with Mr. Kurtz under which the Company received, and expects to continue to receive, loans that will enable it to meet its anticipated cash operating needs.  The Promissory Note bears interest at 8% per annum and contemplated repayment upon the occurrence of the earlier of (i) the first anniversary of the making of the first loan; and (ii) the first funding of debt and/or equity capital subsequent to the completion of the proposed business combination between the Company and Digital that results in aggregate net proceeds to the Company of not less than $1 million.  As the first anniversary of the Promissory Note has occurred, the amount due under the Promissory Note is payable on demand.  Under the Promissory Note, Mr. Kurtz loaned the Company an aggregate of $575,000 to fund its continuing operations.  In September 2004, the Company paid $394,418 to Mr. Kurtz from further proceeds received under the PRO 2000 Amendment, consisting of $375,000 in principal plus $19,418 of accrued interest.

In March 2004, the Company sold substantially all of the office furniture and equipment that was located in the Lexington Office, certain of which was subject to a capital lease under which monthly payments were due from the Company through April 2005.  The Company negotiated a settlement of the capital lease obligation and sold the furniture and equipment for the equal amounts of $10,000, recording in the financial statements for the year ended December 31, 2003, an $11,000 gain (excluding remaining interest charges) on the settlement of the capital lease and a loss on the sale of furniture and equipment of $14,000.  Elliott H. Vernon, a former director of the Company, is Chairman and co-manager of Metcare Rx Pharmaceutical Services Group, LLC, the purchaser of the office furniture and equipment.

On July 28, 2004, the Company executed a letter of intent to acquire privately held SoyToy LLC (“SoyToy”), a company engaged in the retail sale and distribution of soymilk machines.  Mr. Kurtz holds a 50% membership interest in SoyToy.  The letter of intent contemplated the acquisition by the Company of all of the issued and outstanding membership interests of SoyToy in consideration of the issuance of shares of common stock of the Company such that the present stockholders of Paligent and equity holders of SoyToy would each own 50% of the outstanding stock of the post-acquisition company, subject to adjustment for future issuances.  In addition, the letter of intent contemplated that approximately one-half of the existing related party debt of SoyToy would be converted at the closing into convertible preferred stock of the Company, the terms of which were to be mutually acceptable to the Company and Mr. Kurtz, the holder of the related party debt.  The letter of intent provided that the proposed acquisition would be subject, among other things, to the execution of definitive acquisition documentation and the approval by the holders of a majority of shares of Paligent common stock that are not owned by Mr. Kurtz or his affiliates. The Company estimated that approximately $1.5 million would be needed to fund the initial phase of SoyToy’s business plan, which the Company and SoyToy anticipated financing, at least in part, prior to the completion of the business combination.  SoyToy’s progress in developing its business plan has been proceeding at a slower pace than initially envisioned.  While the letter of intent expired on September 26, 2004, the Company has continued discussing the potential transaction with SoyToy.  However, due to the lack of progress, the Company has been considering alternative transactions.

PART IV

Item 14.  Principal Accounting Fees and Services.

Rothstein Kass & Company, P.C. was engaged as independent accountants for the Company beginning with its review of the Company’s Form 10-Q for the quarterly period ended September 30, 2003.  Previously, PricewaterhouseCoopers LLP had been the Company’s independent accountants for fiscal 2002 and for the quarterly reviews for the quarters ended March 31, 2003 and June 30, 2003.  Rothstein, Kass & Company, P.C. and PricewaterhouseCoopers LLP have no direct or indirect financial interest in the Company.

INDEPENDENT PUBLIC ACCOUNTANTS’ FEES

During the last two fiscal years, Rothstein, Kass & Company, P.C. (“RK”) and PricewaterhouseCoopers LLP (“PwC”) billed the Company the following fees for its services:

	Fiscal Year Ended		Fiscal Year Ended
	December 31, 2004		December 31, 2003
	RK	PwC	RK	PwC

Audit Fees	$31,000	$2,000	$19,700	$10,800
Audit-Related Fees	—	—	—	—
Tax Fees	—	—	—	—
All Other Fees	—	—	—	—
Total	$31,000	$2,000	$19,700	$10,800

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND
PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT ACCOUNTANTS

Consistent with policies of the Securities and Exchange Commission regarding auditor independence and the Audit Committee charter, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent accountants.  The Audit Committee may also pre-approve particular services on a case-by-case basis.  On November 1, 2004 and December 1, 2004, respectively, Dr. Horovitz and Mr. Vernon resigned from the Board of Directors and all of its committees, effectively dissolving the Audit Committee.  Presently, the Board of Directors has assumed the responsibilities of the Audit Committee.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)     Documents filed as part of this Form 10-K

(1) Financial Statements.

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations For the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ (Deficit) Equity For the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows For the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

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

4.4

The 1998 Equity Incentive Plan, as amended through June 30, 1999. Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-21134, and incorporated herein by reference.

10.1

License Agreement by and between the Company and Interneuron Pharmaceuticals, Inc., now known as Indevus Pharmaceuticals, Inc., dated June 14, 2000. Filed as Exhibit 10.21 to the Company’s Form 10-Q for the quarter ended June 30, 2000, Commission File No. 0-21134, and incorporated herein by reference. (The Company submitted a confidentiality request for certain parts of this exhibit.)

10.2

Executive Employment Agreement dated as of May 25, 2000, as amended February 9, 2001, between the Company and Salvatore A. Bucci. Filed as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2000, Commission File No. 0-21134, and incorporated herein by reference.

10.3

Sublicense Agreement by and between Procept, Inc. and AOI Pharmaceuticals Inc., dated as of October 13, 2000. Filed as Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2000, Commission File No. 0-21134, and incorporated herein by reference.

10.4

Patent License Agreement dated February 28, 2002 between Procept, Inc. and the United States Public Health Service. Filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2001, Commission File No. 0-21134, and incorporated herein by reference.

10.5

Amendment No. 2 to the Cooperative Research and Development dated February 28, 2002 between Procept, Inc. and the National Cancer Institute. Filed as Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2001, Commission File No. 0-21134, and incorporated herein by reference.

10.6

First Amendment to Exclusive License Agreement dated May 17, 2002 between Procept, Inc. and the United States Public Health Service. Filed as Exhibit 10.16 to the Company’s Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-21134, and incorporated herein by reference.

10.7

Comprehensive Release Agreement dated May 29, 2002 between Procept, Inc., the United States Public Health Service, The Penn State Research Foundation, the University of Chicago and AOI Pharmaceuticals, Inc. Filed as Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-21134, and incorporated herein by reference.

10.8

Amendment to the License Agreement by and between the Company and Indevus Pharmaceuticals, Inc., dated as of April 10, 2003. Filed as Exhibit 10.18 to the Company’s Form 8-K, filed on April 18, 2003, Commission File No. 0-21134, and incorporated herein by reference.

10.9	Second Amendment to Exclusive License Agreement dated January 13, 2003 between Procept, Inc. and the United States Public Health Service. Filed herewith.

10.10	Assignment and Termination Agreement dated December 14, 2004 by and between the Company and Indevus Pharmaceuticals, Inc., effective as of September 27, 2004. Filed herewith.

10.11	Third Amendment to Exclusive License Agreement dated February 17, 2005 between Procept, Inc. and the United States Public Health Service. Filed herewith.

10.12	Agreement by and between Procept, Inc., Keryx Biopharmaceuticals, Inc. and the United States Public Health Service effective as of March 9, 2005. Filed herewith.

21.1	Schedule of subsidiaries of the Company. Filed as Exhibit 21.1 to the Company’s Form 10-K for the year ended December 31, 2001, Commission File No. 0-21134, and incorporated herein by reference.

23.1	Consent of Rothstein, Kass & Company, P.C., independent registered public accounting firm. Filed herewith.

23.2	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm. Filed herewith.

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

PALIGENT INC.
(Registrant)

Dated: April 8, 2005	/s/ Salvatore A. Bucci
Salvatore A. Bucci
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 8th day of April, 2005:

Capacity:

/s/ Salvatore A. Bucci	Director, President and Chief Executive Officer
Salvatore A. Bucci	(Principal Executive, Financial and Accounting Officer)

/s/ Richard J. Kurtz	Director
Richard J. Kurtz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Paligent Inc.

We have audited the accompanying consolidated balance sheets of Paligent Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paligent Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from operations since inception, has working capital and stockholders’ deficits and has limited cash to fund its operations in 2005.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
January 26, 2005, except for Footnote 10 as to which the date is March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Paligent Inc.

In our opinion, the accompanying consolidated statements of operations, stockholders’ equity and cash flows for year ended December 31, 2002 present fairly, in all material respects, the results of operations and cash flows of Paligent Inc. for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
April 14, 2003

PALIGENT INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$21,388	$41,321
Current portion of subtenant receivable, including accrued interest	30,000	100,000
Property held for sale	—	10,000
Total current assets	51,388	151,321

Property and equipment, net	941	2,813
Subtenant receivable	—	25,000
Security deposits	—	9,543
Total assets	$52,329	$188,677

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$54,639	$132,935
Accrued professional services	21,900	34,100
Due to related party	203,290	111,189
Current portion of capital lease obligations	—	10,000
Total current liabilities	279,829	288,224

Deferred rent	—	22,262

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.01 par value; 75,000,000 shares authorized; 32,490,948 shares issued and outstanding at December 31, 2004 and 2003, respectively	324,910	324,910
Additional paid-in capital	154,634,974	154,634,974
Accumulated deficit	(155,187,384)	(155,081,693)
Total stockholders’ deficit	(227,500)	(121,809)
Total liabilities and stockholders’ deficit	$52,329	$188,677

The accompanying notes are an integral part of the consolidated financial statements.

PALIGENT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2004	2003	2002

Interest income	$2,250	$660	$7,791

General and administrative expenses	607,941	686,118	1,003,397

Loss from operations	(605,691)	(685,458)	(995,606)

Other income, net	500,000	496,837	—

Net loss	$(105,691)	$(188,621)	$(995,606)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	32,490,948	32,490,948	32,490,948

The accompanying notes are an integral part of the consolidated financial statements.

PALIGENT INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2004, 2003 and 2002

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	(Deficit) Equity
Balance at December 31, 2001	32,490,948	$324,910	$154,634,974	$(153,897,466)	$1,062,418
Net loss	—	—	—	(995,606)	(995,606)
Balance at December 31, 2002	32,490,948	324,910	154,634,974	(154,893,072)	66,812
Net loss	—	—	—	(188,621)	(188,621)
Balance at December 31, 2003	32,490,948	324,910	154,634,974	(155,081,693)	(121,809)
Net loss	—	—	—	(105,691)	(105,691)
Balance at December 31, 2004	32,490,948	$324,910	$154,634,974	$(155,187,384)	$(227,500)

The accompanying notes are an integral part of the consolidated financial statements.

PALIGENT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(105,691)	$(188,621)	$(995,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,872	65,940	48,166
Loss on sale of property and equipment	—	14,263	—
Write-off of security deposits	9,543	68,039	—
Write-down of accrued rent	(114,600)	—	—
Reserve for subtenant receivable and accrued interest	47,250	—	—
Deferred charges	—	16,442	(16,442)
Reduction in capital lease obligation	—	(7,225)	—
Deferred rent	(22,262)	(10,080)	(4,154)
Changes in operating assets and liabilities:
Due from related party	—	—	137,091
Prepaid expenses and other current assets	(2,250)	94	1,670
Subtenant receivable	50,000	(125,000)	—
Accounts payable	(74,249)	28,034	61,992
Accrued patent and research costs	—	—	(285,859)
Accrued expenses and other current liabilities	(14,146)	(39,908)	(61,512)
Security deposit payable	—	(20,000)	—
Accrued rent	114,600	—	—
Net cash used in operating activities	(109,933)	(198,022)	(1,114,654)

Cash flows from investing activities:
Capital expenditures	—	—	(5,618)
Proceeds from sales of assets	10,000	—	—
Net cash (used in) provided by investing activities	10,000	—	(5,618)

Cash flows from financing activities:
Proceeds from related party loan	465,000	140,000	—
Payments on related party loan	(375,000)	(30,000)	—
Principal payments on capital lease obligations	(10,000)	(23,703)	(24,948)
Net cash provided by (used in) financing activities	80,000	86,297	(24,948)

Net decrease in cash and cash equivalents	(19,933)	(111,725)	(1,145,220)
Cash and cash equivalents at beginning of year	41,321	153,046	1,298,266
Cash and cash equivalents at end of year	$21,388	$41,321	$153,046

Supplemental disclosure of cash flow information:
Interest paid	$23,257	$7,326	$10,149

The accompanying notes are an integral part of the consolidated financial statements.

PALIGENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Paligent Inc., together with its subsidiaries (collectively, “Paligent” or the “Company”), is presently seeking business opportunities to maximize value for its stockholders.  The Company has evaluated various strategic alternatives, including acquisitions of new operating businesses and technologies as well as potential merger opportunities.

From its inception in 1985 through 1999, Paligent operated, under the name Procept, Inc., as a biotechnology company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology.  During 1999, the Company’s principal efforts were devoted to drug development and human clinical trials focusing on two biotechnology compounds, PRO 2000 Gel and O6-Benzylguanine (“O6-BG”).   During fiscal 2000, the Company closed its research facilities and out-licensed PRO 2000 Gel and O6-BG.  In September 2004, the Company transferred all of its rights, title and interest in PRO 2000 Gel pursuant to an option duly exercised by its sublicensee and in March 2005 the Company assigned all of its rights, interests and obligations in O6-BG to an affiliate of its sublicensee.

In January 2000, the Company acquired Heaven’s Door Corporation (“HDC”), a company that provided products and services over the Internet.  Effective with the acquisition of HDC, the Company’s name was changed from Procept, Inc. to HeavenlyDoor.com, Inc. and the Company’s subsidiary, Pacific Pharmaceuticals, Inc., was renamed Procept, Inc. (hereinafter referred to as “Procept”).  Following the acquisition of HDC, the Company operated this Internet venture until the fourth quarter of 2000, at which time the Company discontinued the pursuit of its Internet strategy after a sustained period of deterioration in the Internet and technology sectors and related capital markets.  Shortly thereafter, the Company entered into an agreement to sell all of its Web-based assets and Internet operations, including the name “HeavenlyDoor.com,” and ceased its Internet activities.  In connection with this agreement, the Company’s name was again changed, on December 31, 2000, from HeavenlyDoor.com, Inc. to Paligent Inc.

On July 1, 2003, the Company executed a non-binding letter of intent to acquire privately held Digital Products of Delaware, Inc. (“Digital”), a company engaged in providing electronic monitoring products and services to the criminal justice and corrections industry.  The Company proposed to acquire all of the issued and outstanding stock of Digital in consideration of the issuance of shares of common stock of the Company such that the stockholders of Digital would own 80% of the outstanding stock of the post-acquisition company.  Richard J. Kurtz, a director and the principal stockholder of the Company, is the principal stockholder of Digital.  On January 16, 2004, the Company announced that the contemplated Digital acquisition was being indefinitely postponed due to Digital’s need to focus on meeting certain business demands which would hinder its ability to conclude the business combination with the Company.  Although the Company remains interested in a potential acquisition of Digital, upon the postponement of the Digital transaction, the Company resumed its efforts to identify an alternative business combination.

On July 28, 2004, the Company executed a letter of intent to acquire privately held SoyToy LLC (“SoyToy”), a company engaged in the retail sale and distribution of soymilk machines.  Mr. Kurtz holds a 50% membership interest in SoyToy.  The letter of intent contemplated the acquisition by the Company of all of the issued and outstanding membership interests of SoyToy in consideration of the issuance of shares of common stock of the Company such that the present stockholders of Paligent and equity holders of SoyToy would each own 50% of the outstanding stock of the post-acquisition company, subject to adjustment for future issuances.  In addition, the letter of intent contemplated that approximately one-half of the existing related party debt of SoyToy would be converted at the closing into convertible preferred stock of the Company, the terms of which were to be mutually acceptable to the Company and Mr. Kurtz, the holder of the related party debt.  The letter of intent provided that the proposed acquisition would be subject, among other things, to the execution of definitive acquisition documentation and the approval by the holders of a majority of shares of Paligent common stock that are not owned by Mr. Kurtz or his affiliates. The Company estimated that approximately $1.5 million would be needed to fund the initial phase of SoyToy’s business plan, which the Company and SoyToy anticipated financing, at least in part, prior to the completion of the business combination.  SoyToy’s progress in developing its business plan has been proceeding at a slower pace than initially envisioned.  While the letter of intent expired on September 26, 2004, the Company has continued discussing the potential transaction with SoyToy.  However, due to the lack of progress, the Company has been considering alternative transactions.

Since inception, the Company has generated no revenue from product sales or services, has not been profitable, and has incurred an accumulated deficit of $155.2 million.  As the Company continues to evaluate various strategic alternatives in its quest for new growth areas that will maximize value to existing stockholders, the Company expects to incur additional losses.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries, which are wholly owned.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Risks and Uncertainties

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  The Company has incurred losses from operations since inception, has working capital and stockholders’ deficits and has limited cash to fund operations in 2005.  Since disposing of its Internet assets and related operations in December 2000, the Company has significantly reduced its operating costs.  In each of September 2004 and April 2003, the Company received $500,000 in connection with the amendment of its license agreement with Indevus Pharmaceuticals, Inc.  The Company is presently relying on borrowings from its principal stockholder to fund continuing operations.  The stockholder has made no commitment to continue to make loans to the Company.  While the Company evaluates strategic alternatives, including potential business investments and related financing, the Company’s rate of spending could vary from its current estimate.  No assurance can be given that the Company will be able to complete a business investment or that such financing will be available to the Company.  If the Company is unable to generate significant revenue from acquired operations, secure additional financing for its present operations, obtain financing from its principal stockholder or secure sufficient financing for operations resulting from acquisition or merger, the Company will experience a cash shortage in 2005, the effect of which could result in the discontinuance of operations.  If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

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

Property and Equipment

Property and equipment is recorded at cost and depreciated on a straight-line basis over the following estimated useful lives:

Office equipment	3-5 years

Major additions and improvements are capitalized, while repairs and maintenance are expensed as incurred.  Upon retirement or other disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the determination of net loss.

Impairment or Disposal of Long-Lived Assets

The Company accounts for long-lived assets under Statement of Financial Accounting Standards No. (“FAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires the Company to review for impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset.

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FAS 107, “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts as presented in the accompanying consolidated balance sheets at December 31, 2004 and 2003.

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

For the years ended December 31, 2004, 2003 and 2002, the Company had stock options and warrants outstanding that were anti-dilutive.  These securities could potentially dilute basic EPS in the future and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.  Consequently, there were no differences between basic and diluted EPS for these periods.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123R, “Share-Based Payment.”  FAS 123R is a revision of FAS 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board Opinion No. (“APB”) 25.  Among other items, FAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements, based on the grant date fair value of those awards.  The effective date of FAS 123R for the Company is the fourth quarter of 2005.  FAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method.  Under the

“modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of FAS 123R for all share-based payments granted after that date, and based on the requirements of FAS 123 for all unvested awards granted prior to the effective date of FAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with FAS 123. The Company has not yet determined which of the methods it will use upon adoption.

The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While FAS 123R permits entities to continue to use such a model, it also permits the use of a “lattice” model. The Company expects to continue using the Black-Scholes option pricing model upon adoption of FAS 123R to measure the fair value of stock options.

The adoption of this statement will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. These future amounts cannot be precisely estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company has not determined the impact of adoption of this statement on its results of operations.

FAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3 – SUBTENANT RECEIVABLE

Effective July 1, 2001, the Company entered into a sublease for the majority of its New York City office space (the “Sublease”).  Under terms of the Sublease, the Company was entitled to receive from its subtenant under the Sublease (the “Subtenant”) rental payments equal to 85% of its base rent, operating costs and property taxes throughout the remaining term of its lease.  In addition, under a separate agreement with its Subtenant, the Company was entitled to receive a monthly fee for the Subtenant’s right to utilize furniture and equipment located in the subleased space.

Beginning in July 2003, the Company’s Subtenant ceased making payments under the Sublease and the separate agreement governing the use of furniture and equipment.  Accordingly, the Company commenced a civil action against the Subtenant for collection of outstanding amounts due.  On December 31, 2003, the Company executed a Surrender Agreement and Promissory Note with its Subtenant pursuant to which the Company received cash and a promissory note approximately equivalent to the aggregate amount due as of December 31, 2003 in exchange for the termination of the Sublease and the furniture and equipment rental agreement.  The Promissory Note, in the amount of $75,000 as of December 31, 2003, bore interest at the rate of 6% per annum and was to be payable in three installments of $25,000, plus accrued interest, on June 30, 2004, December 31, 2004 and June 30, 2005.  The cash portion of the settlement, in the amount of $50,000, which is included in the current portion of subtenant receivable at December 31, 2003, was received by the Company in January 2004.

The Company did not receive from the Subtenant the installment payment that was due on June 30, 2004.  Since the likelihood of collecting the past due installment or any future installment could not thereafter be reasonably assured, the Company discontinued accruing interest income as of June 30, 2004.  On September 14, 2004, the Company filed an action in the Supreme Court of the State of New York, New York County, alleging that the Subtenant had defaulted on its obligations under the Promissory Note dated December 31, 2003.  In February 2005, the Company and the Subtenant reached a settlement of the Company’s claim pursuant to which the Company received a one-time payment of $30,000 in exchange for withdrawing its action.  Accordingly, the Company recorded a write-down of its subtenant receivable during the year ended December 31, 2004 in the amount of $47,250.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2004	2003

Office equipment	$16,438	$16,438
Less: accumulated depreciation and amortization	(15,497)	(13,625)

Property and equipment, net	$941	$2,813

In January 2004, the Company vacated its former principal executive offices (see Note 7).  Accordingly, the Company charged the $14,000 balance of unamortized leasehold improvements as of December 31, 2003 to fiscal 2003 amortization expense.

In 2004, the Company sold substantially all of its office furniture and equipment for the amount of $10,000 and used the proceeds of the sale to satisfy a capital lease obligation under which certain of the furniture was encumbered.  Consequently, the Company wrote down the value of the sold assets as of December 31, 2003 to $10,000 and reclassified the assets sold to property held for sale.  For fiscal 2003, the Company recorded a loss of $14,000 from the disposition of fixed assets, which amount is included in other expense.

Depreciation and amortization expense of property and equipment was $1,872, $48,713 and $40,783 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

Years Ended December 31, 2004, 2003 and 2002

As of December 31, 2004, 2003 and 2002, there were 32,490,948 shares of common stock of the Company (“Common Stock”) outstanding.  During fiscal 2004, 2003 and 2002, there were no changes in Common Stock.

1998 Equity Incentive Plan

Under the Company’s 1998 Equity Incentive Plan (the “Plan”), which amended and restated the 1989 Stock Plan, the Company is permitted to sell or award Common Stock or to grant stock options for the purchase of Common Stock to employees, officers and consultants up to a maximum of 4,800,000 shares.  In February 2000, the Board of Directors approved an amendment to the Plan to increase the number of shares covered by the Plan by 6,000,000, to 10,800,000, which amendment was approved by the Company’s stockholders at the June 19, 2000 Annual Meeting of Stockholders.  At December 31, 2004, there were 5,398,791 shares available for future grants under the Plan.

The 1998 Plan provides for the granting of incentive stock options (“ISOs”) and non-statutory stock options.  In the case of ISOs, the exercise price shall not be less than 100% of the fair market value per share of the Company’s common stock, on the date of grant.  In the case of non-statutory options, the exercise price shall be determined by a committee appointed by the Board of Directors (the “Compensation Committee”).  All stock options under the Plan have been granted at exercise prices at least equal to the fair market value of the Common Stock on the date of grant.

The options either are exercisable immediately on the date of grant or become exercisable in such installments as the Compensation Committee of the Board of Directors may specify, generally over a four year period.  Each option expires on the date specified by the Compensation Committee, but not more than ten years from the date of grant in the case of ISOs (five years in other cases).

The Company accounts for stock-based compensation in accordance with FAS 123, “Accounting for Stock-Based Compensation.”  Under FAS 123, the fair value at grant date of all stock-based awards is recognized as expense over the vesting period, except that options granted to employees and directors may be accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Under APB 25, no compensation expense is recorded for options granted to employees or directors unless the exercise price is lower than the market value of the underlying stock at grant date.  The Company has elected to apply APB 25, and to provide disclosures of net income as if the fair value method in FAS 123 had been applied. Had compensation cost for stock option grants under the Company’s stock option plans been determined pursuant to FAS 123, the Company’s net loss would have increased accordingly. The required disclosures under FAS 123 are made below.

Activity under all stock option plans related to all the incentive stock options and non-qualified stock options for the three years ended December 31, 2004 is listed below:

	Incentive	Non-qualified		Weighted
	Stock	Stock		Average
	Options	Options	Option Price	Exercise Price
Outstanding at December 31, 2001	3,602,103	1,731,359	$0.70 - $138.12	$2.23
Cancelled	—	(3,802)	$81.74 - $138.12	$97.84
Outstanding at December 31, 2002	3,602,103	1,727,557	$0.70 - $89.74	$2.17
Cancelled	—	(3,802)	$86.33 - $89.74	$88.28
Outstanding at December 31, 2003	3,602,103	1,723,755	$0.70 - $47.22	$2.10
Cancelled	—	(21,186)	$32.22 - $47.22	$45.30
Outstanding at December 31, 2004	3,602,103	1,702,569	$0.70 - $20.71	$1.93

Summarized information about stock options outstanding at December 31, 2004 is as follows:

		Weighted Average
	Number of	Remaining		Exercisable
Range of	Options	Contract Life	Weighted Average	Number of	Weighted Average
Exercise Prices	Outstanding	(in years)	Exercise Price	Options	Exercise Price

$0.70 - $1.45	471,563	5.11	$1.08	471,563	$1.08
$1.56	3,852,561	3.92	$1.56	3,852,561	$1.56
$1.65 - $3.65	338,029	4.00	$1.93	338,029	$1.93
$4.25	600,000	5.07	$4.25	600,000	$4.25
$7.93 - $20.71	42,519	2.15	$12.30	42,519	$12.30

Options for the purchase of 5,304,672, 5,244,608 and 5,150,395 shares are exercisable at December 31, 2004, 2003 and 2002, respectively.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards made in 2000 consistent with the provisions of FAS 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts shown below:

	2004	2003	2002
Net loss - as reported	$105,691	$188,621	$995,606
Adjustment to net loss for proforma stock-based compensation expense	27,089	68,120	84,025
Net loss - pro forma	$132,780	$256,741	$1,079,631
Basic and diluted net loss per common share - as reported	$0.00	$0.01	$0.03
Basic and diluted net loss per common share - pro forma	$0.00	$0.01	$0.03

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

			Balance		Balance		Balance		Balance
Warrant	Exercise	Expiration	January 1,		December 31,		December 31,		December 31,
Description	Price	Date	2002	Expired	2002	Expired	2003	Expired	2004
Financial services	$105.00	01/06/2002	1,071	(1,071)	—	—	—	—	—
Class C	$3.28	04/08/2003	2,859,099	—	2,859,099	(2,859,099)	—	—	—
Class C	$3.28	11/08/2003	2,344,929	—	2,344,929	(2,344,929)	—	—	—
Class D	$2.11	06/30/2004	924,525	—	924,525	—	924,525	(924,525)	—
Contractual obligation	$2.11	06/30/2004	11,500	—	11,500	—	11,500	(11,500)	—
Contractual obligation	$2.50	04/12/2005	5,000	—	5,000	—	5,000	—	5,000
Class E	$2.11	06/30/2005	1,155,955	—	1,155,955	—	1,155,955	—	1,155,955
1995 Unit Purchase Options	$10.74	11/26/2005	85,194	—	85,194	—	85,194	—	85,194
Class A	$9.20	11/26/2005	722,274	—	722,274	—	722,274	—	722,274
1997 Unit Purchase Options	$2.73	09/07/2007	1,454,143	—	1,454,143	—	1,454,143	—	1,454,143
			9,563,690	(1,071)	9,562,619	(5,204,028)	4,358,591	(936,025)	3,422,566

NOTE 6 – INCOME TAXES

No federal or state income taxes have been provided for as the Company has incurred losses since its inception.  At December 31, 2004, the Company had federal and state tax net operating loss (“NOL”) carryforwards of $106.0 million and $110.1 million, respectively, which will expire beginning in the year 2005 through 2024.  Additionally, the Company had federal research and experimentation credit carryforwards of $2.0 million, which expire through 2023.  The Internal Revenue Code of 1986, as amended (the “Code”), contains provisions that limit the NOL carryforwards and tax credits available to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests.  Such changes in ownership, as defined in the Code, have occurred in conjunction with the initial public offering and the acquisitions of HDC and Procept.  Any future acquisition may further limit the NOL carryforwards and tax credits available.  In addition, some states impose substantially equivalent restrictions on the utilization of state NOL carryforwards and tax credits.

The components of the Company’s net deferred tax assets were as follows at December 31:

	2004	2003
Net deferred tax assets:
Net operating loss carryforwards	$47,278,000	$49,075,000
Tax credit carryforwards	701,000	701,000
Stock based compensation	195,000	195,000
Depreciation	—	—
Capitalized assets and other	—	13,000
Valuation allowance	(48,174,000)	(49,984,000)

Total net deferred tax assets	$—	$—

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

NOTE 7 – COMMITMENTS

Operating Leases

On April 19, 2000, the Company entered into an operating lease (the “Lexington Lease”) for its office at 369 Lexington Avenue, New York, New York (the “Lexington Office”), commencing on May 1, 2000, with monthly rent payments to begin on July 1, 2000.  The commitment under the Lexington Lease required the Company to pay monthly base rent and an allocable percentage of operating costs and property taxes throughout the five-year duration of the lease.

The monthly base rent was subject to increases during the course of the lease term.  Accordingly, the Company provided for rent expense based on an amortization of the lease payments on a straight-line basis over the life of the lease.  As of December 31, 2004 and 2003, the unamortized balance of deferred rent (i.e., rent expense in excess of cash expenditures for leased facilities) was $0 and $22,000, respectively.  For the years ended December 31, 2004, 2003 and 2002, rent expense for leased facilities and equipment was $33,000, $246,000 and $220,000, respectively.  Under the Sublease (see Note 3 –

Subtenant Receivable), the Company billed its Subtenant $262,000 and $212,000, respectively, during the years ended December 31, 2003 and 2002, which amounts are reflected as reductions in general and administrative expenses for the respective years.

During January 2004, the Company voluntarily vacated the Lexington Office in order to facilitate a reletting of the entire premises.  In February 2004, the landlord of the Lexington Office (the “Lexington Landlord”) demanded payments of amounts due under the Lexington Lease for the period of October 2003 through February 2004.  Subsequently, in May 2004, the Lexington Landlord brought an action against the Company in Civil Court of the City of New York, New York County (the “Action”).  The Action alleged that the Company failed to pay its rent beginning in October 2003 and was in default under the Lexington Lease.  The Action sought payment of rent through March 30, 2004, the date the Lexington Landlord sold the building.  The net amount claimed due and owing by the Lexington Landlord of $50,000 reflected a total lease obligation through March 30, 2004 of $125,000 less an offset of $75,000 from the application of the Company’s security deposit.  On July 23, 2004, the Company and the Lexington Landlord reached a negotiated settlement in the amount of $30,000, pursuant to which the Action was fully and completely resolved.

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

NOTE 8 – RELATED PARTIES

Transactions with Directors and Officers

Certain members of the Company’s Board of Directors received fees in connection with their service to the Company as members of the Board of Directors and, in certain cases, were also compensated as consultants by the Company.  Dr. Horovitz was paid $10,000 for his services as a director during the year ended December 31, 2002.  Mr. Vernon was paid $833 and $10,000 for his services as a director during the years ended December 31, 2003 and 2002, respectively.  In addition, Mr. Vernon was paid $4,167 and $50,000 as remuneration for his consulting services to the Company during the years ended December 31, 2003 and 2002, respectively.  Mr. Weiss, a director of the Company until his resignation on May 7, 2002, was paid $3,333 and $16,667, respectively, for his services as a director and consultant during the year ended December 31, 2002.

On June 14, 2000, the Company licensed to Indevus Pharmaceuticals, Inc., formerly Interneuron Pharmaceuticals, Inc. (“Indevus”), the exclusive, worldwide rights to develop and market PRO 2000 Gel (the “PRO 2000 License”).  Glenn L. Cooper, M.D., a director of the Company at the time of the agreement, is the President and Chief Executive Officer of Indevus.  In addition, the former principal stockholder of the Company is a stockholder of Indevus.  The Company had retained certain future rights to PRO 2000 Gel under the PRO 2000 License, including (i) provisions for the receipt of additional payments based upon the achievement of certain milestones; and (ii) royalties from future commercial sales of PRO 2000 Gel, if any.  Under the terms of the PRO 2000 License, Indevus was responsible for all remaining development and commercialization activities for PRO 2000 Gel and had an option, for a limited period of time following the completion of a Phase III efficacy trial, to purchase the future royalty rights relating to PRO 2000 Gel.  The Company, however, had no further obligation to fund research and development for PRO 2000 Gel.  On April 11, 2003, the Company and Indevus executed an amendment to the PRO 2000 License (the “PRO 2000 Amendment”) pursuant to which the Company received $500,000 from Indevus in exchange for (i) the elimination of the $500,000 milestone payment that was to be paid under the PRO 2000 License upon the initiation of a Phase II safety trial; and (ii) a second option, upon which exercise the Company would receive an additional payment of $500,000, to acquire all of the Company’s rights, title and interest to PRO 2000 Gel as set forth in the PRO 2000 License, provided that such second option was exercised prior to September 30, 2004.  On September 27, 2004, Indevus exercised the second option under the PRO 2000 Amendment, at which time Indevus acquired all of the Company’s rights, title and interest to PRO 2000 Gel as set forth in the PRO 2000 License.  Commensurate with the exercise of the second option under the PRO 2000 Amendment, Indevus paid $500,000 to the Company.

On October 13, 2000, Procept entered into an agreement with AOI Pharmaceuticals Inc. (“AOI”) to sublicense its exclusive worldwide patent rights and know-how relating to O6-BG (the “Sublicense Agreement”).  Michael A. Weiss, then a director of the Company, is the Chairman of the Board of AOI.  In addition, the former principal stockholder of the Company is a stockholder of an affiliate of AOI.  Pursuant to the Sublicense Agreement, Procept sublicensed all development and licensing rights to AOI in exchange for future royalties on net sales of O6-BG.  The agreement also provides for cash payments to Procept based upon the achievement of certain developmental milestones.  In addition, AOI assumed all financial obligations of Procept relating to its licensing of worldwide patent rights as of the effective date of the agreement.  On February 28, 2002, Procept and the United States Public Health Service (“PHS”) executed an exclusive Patent License Agreement (the “New License Agreement”), which superseded the license agreement dated February 6, 1998 between Procept and The Penn State Research Foundation (“PSRF”) (the “Original License Agreement”).  The New License Agreement affirms Procept’s worldwide patent rights to O6-Benzylguanine (“O6-BG”) and related compounds, and acknowledges the Sublicense Agreement, as of the date executed by Procept and AOI.  At the time of executing the New License Agreement, Procept paid to PHS a one-time license issue royalty fee of $86,000 for accrued patent prosecution costs.  In connection with the execution of the New License Agreement, Procept, together with the National Cancer Institute (“NCI”) and AOI, also executed an amendment to the Cooperative Research and Development Agreement (“CRADA”), originally executed with the NCI in August 1998 (the “Amended CRADA”), pursuant to which AOI replaced Procept as Collaborator (i.e., the research and development partner).  Under terms of the Amended CRADA, AOI assumed direct responsibility for all remaining research and payment obligations, effective as of February 28, 2002.  As part of the Amended CRADA, Procept made a final payment of $200,000 to NCI for accrued production and clinical distribution costs relating to O6-BG Also on February 28, 2002, AOI reimbursed Procept $137,000 for costs that Procept had paid in prior years relating to the maintenance of patent rights and CRADA obligations.  Such costs were reimbursable to Procept under the Sublicense Agreement.  In May 2002, Procept and PHS executed an amendment to the New License Agreement (the “First Amendment”).  The First Amendment clarified language in the New License Agreement pertaining to future sublicensing agreements, in the event that such agreements were to be executed.  In addition, the Company, together with PHS, PSRF, AOI and the University of Chicago (“UC”), also executed, in May 2002, a Comprehensive Release Agreement (the “Release Agreement”).  The Release Agreement provides for the irrevocable and absolute release of the Company by PHS, PSRF and UC from any and all claims or obligations arising out of, or related to the Original License Agreement.  The Release Agreement was made part of the New License Agreement.  In October 2002, Procept and PHS executed a second amendment to the New License Agreement revising certain provisions pertaining to benchmark payments and royalties as set forth in the New License Agreement and First Amendment.  In August 2003, AOI and the NCI executed a further amendment to the CRADA, extending the term of the CRADA to August 7, 2005.  In February 2005, Procept and PHS executed a third amendment to the New License Agreement revising the provision for payment of an additional royalty to PHS upon the occurrence of an assignment by Procept of the New License Agreement.  In March 2005, pursuant to an agreement by and between Procept, Keryx Biopharmaceuticals, Inc., the parent of AOI (“Keryx”) and PHS, Procept assigned all of its rights, interests and obligations under the New License Agreement. (see Note 10 – Subsequent Events).

On March 3, 2003, Richard J. Kurtz, a director and the principal stockholder of the Company, loaned $30,000 to the Company to fund its current operations.  In April 2003, the Company’s repaid this loan to Mr. Kurtz from proceeds received under the PRO 2000 Amendment.

On July 1, 2003, the Company executed a non-binding letter of intent to acquire privately held Digital Products of Delaware, Inc. (“Digital”), a company engaged in providing electronic monitoring products and services to the criminal justice and corrections industry.  The Company proposed to acquire all of the issued and outstanding stock of Digital in consideration of the issuance of shares of common stock of the Company such that the stockholders of Digital would own 80% of the outstanding stock of the post-acquisition company.  Mr. Kurtz is the principal stockholder of Digital.  On January 16, 2004, the Company announced that the contemplated Digital acquisition was being indefinitely postponed due to Digital’s need to focus on meeting certain business demands which would hinder its ability to conclude the business combination with the Company.  Although the Company remains interested in a potential acquisition of Digital, it has resumed its efforts to identify an alternative business combination.

On October 8, 2003, in anticipation of completing a business combination with Digital or another entity, the Company executed a promissory note (the “Promissory Note”) with Mr. Kurtz under which the Company received, and expects to continue to receive, loans that will enable it to meet its anticipated cash operating needs.  The Promissory Note bears interest at 8% per annum and contemplated repayment upon the occurrence of the earlier of (i) the first anniversary of the making of the first loan; and (ii) the first funding of debt and/or equity capital subsequent to the completion of the proposed business combination between the Company and Digital that results in aggregate net proceeds to the Company of not less than $1 million.  As the first anniversary of the Promissory Note has occurred, the amount due under the Promissory Note is payable on demand. Under the Promissory Note, Mr. Kurtz loaned the Company an aggregate of $575,000 to fund its continuing operations.  In September 2004, the Company paid $394,418 to Mr. Kurtz from further proceeds received under the PRO 2000 Amendment, consisting of $375,000 in principal plus $19,418 of accrued interest.

In March 2004, the Company sold substantially all of the office furniture and equipment that was located in the Lexington Office, certain of which was subject to a capital lease under which monthly payments were due from the Company through April 2005.  The Company negotiated a settlement of the capital lease obligation and sold the furniture and equipment for the equal amounts of $10,000, recording in the financial statements for the year ended December 31, 2003, an $11,000 gain (excluding remaining interest charges) on the settlement of the capital lease and a loss on the sale of furniture and equipment of $14,000.  Elliott H. Vernon, a former director of the Company, is Chairman and co-manager of Metcare Rx Pharmaceutical Services Group, LLC, the purchaser of the office furniture and equipment.

On July 28, 2004, the Company executed a letter of intent to acquire privately held SoyToy LLC (“SoyToy”), a company engaged in the retail sale and distribution of soymilk machines.  Mr. Kurtz holds a 50% membership interest in SoyToy.  The letter of intent contemplated the acquisition by the Company of all of the issued and outstanding membership interests of SoyToy in consideration of the issuance of shares of common stock of the Company such that the present stockholders of Paligent and equity holders of SoyToy would each own 50% of the outstanding stock of the post-acquisition company, subject to adjustment for future issuances.  In addition, the letter of intent contemplated that approximately one-half of the existing related party debt of SoyToy would be converted at the closing into convertible preferred stock of the Company, the terms of which were to be mutually acceptable to the Company and Mr. Kurtz, the holder of the related party debt.  The letter of intent provided that the proposed acquisition would be subject, among other things, to the execution of definitive acquisition documentation and the approval by the holders of a majority of shares of Paligent common stock that are not owned by Mr. Kurtz or his affiliates. The Company estimated that approximately $1.5 million would be needed to fund the initial phase of SoyToy’s business plan, which the Company and SoyToy anticipated financing, at least in part, prior to the completion of the business combination.  SoyToy’s progress in developing its business plan has been proceeding at a slower pace than initially envisioned.  While the letter of intent expired on September 26, 2004, the Company has continued discussing the potential transaction with SoyToy.  However, due to the lack of progress, the Company has been considering alternative transactions.

NOTE 9 – UNAUDITED QUARTERLY FINANCIAL DATA

	2004 Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,

Interest income	$1,125	$1,125	$—	$—
Net income (loss)	$(260,565)	$(60,930)	$285,863	$(70,059)
Net income (loss) per share – basic and diluted	$(0.01)	$(0.00)	$0.01	$(0.00)

	2003 Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,

Interest income	$113	$412	$118	$17
Net income (loss)	$(170,600)	$344,773	$(212,955)	$(149,839)
Net income (loss) per share – basic and diluted	$(0.01)	$0.01	$(0.01)	$(0.00)

NOTE 10 – SUBSEQUENT EVENTS

In February 2005, Procept and PHS executed a third amendment to the New License Agreement revising the provision for payment of an additional royalty to PHS upon the occurrence of an assignment by Procept of the New License Agreement.  Such additional royalty was revised from a payment amount of $20,000 to $17,500.

Subsequently, in March 2005, pursuant to an agreement by and between Procept, Keryx and PHS (the “Assignment Agreement”), Procept assigned all of its rights, interests and obligations under the New License Agreement to Keryx; in exchange, Keryx agreed to pay Procept a total of $158,750, in two installments.  The first installment of $83,750 was paid on March 30, 2005.  The second installment of $75,000 is payable on December 31, 2005 and is evidenced by a promissory note from Keryx payable to Procept, which bears no interest until after the maturity date.  In connection with the Assignment Agreement, Procept paid to PHS the additional royalty of $17,500, as provided for under the New License Agreement, as revised in February 2005.