Form 10-Q
period 2005-03-31
PALIGENT INC
filed 2005-05-13
CIK 885475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

YES     ☒     NO     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES     ☐     NO     ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 6, 2005

Common Stock, $0.01 par value	32,490,948

PALIGENT INC.

PALIGENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,986	$21,388
Note receivable	75,000	—
Current portion of subtenant receivable, including accrued interest	—	30,000
Prepaid expenses and other current assets	12,573	—
Total current assets	165,559	51,388

Property and equipment, net	473	941
Total assets	$166,032	$52,329

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$45,119	$54,639
Accrued professional services	19,900	21,900
Due to related party	288,357	203,290
Total current liabilities	353,376	279,829

Stockholders’ deficit:
Common stock, $.01 par value; 75,000,000 shares authorized; 32,490,948 shares issued and outstanding at March 31, 2005 and December 31, 2004	324,910	324,910
Additional paid-in capital	154,634,974	154,634,974
Accumulated deficit	(155,147,228)	(155,187,384)
Total stockholders’ deficit	(187,344)	(227,500)
Total liabilities and stockholders’ deficit	$166,032	$52,329

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2005	2004

Interest income	$—	$1,125

General and administrative expenses	101,094	261,690

Loss from operations	(101,094)	(260,565)

Other income, net	141,250	—

Net income (loss)	$40,156	$(260,565)

Basic and diluted net income (loss) per common share	$0.00	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	32,490,948	32,490,948

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$40,156	$(260,565)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	468	468
Write-off of security deposits	—	9,543
Deferred rent	—	(22,262)
Changes in operating assets and liabilities:
Note receivable	(75,000)	—
Prepaid expenses and other current assets	(12,573)	(30,409)
Subtenant receivable	30,000	50,000
Accounts payable and accrued expenses	(6,453)	(23,940)
Accrued rent	—	144,600
Net cash used in operating activities	(23,402)	(132,565)

Cash flows from investing activities:
Proceeds from sale of assets	—	10,000
Net cash provided by investing activities	—	10,000

Cash flows from financing activities:
Proceeds from related party loan	80,000	125,000
Principal payments on capital lease obligations	—	(10,000)
Net cash provided by financing activities	80,000	115,000

Net increase (decrease) in cash and cash equivalents	56,598	(7,565)

Cash and cash equivalents at beginning of period	21,388	41,321

Cash and cash equivalents at end of period	$77,986	$33,756

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Interim Financial Statements and Going Concern Consideration

The condensed consolidated financial statements included herein have been prepared by Paligent Inc. (“Paligent” or the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position of the Company at March 31, 2005 and the results of its operations and its cash flows for the interim periods ended March 31, 2005 and 2004. The condensed consolidated balance sheet as of December 31, 2004 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year or any other interim period.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  The Company has incurred losses from operations since inception, has working capital and stockholders’ deficits and has limited cash to fund operations in 2005.  The Company is presently relying on borrowings from its principal stockholder to fund continuing operations.  The principal stockholder has made no commitment to continue to make loans to the Company.

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

For the three months ended March 31, 2005 and 2004, the Company had stock options and warrants outstanding that were anti-dilutive.  These securities could potentially dilute basic EPS in the future but were not included in the computation of diluted EPS for the periods presented because to do so would have been anti-dilutive.  Consequently, there were no differences between basic and diluted EPS for these periods.

NOTE 3 – SIGNIFICANT EVENT

In February 2005, the Company’s subsidiary, Procept, Inc. (“Procept”), and the United States Public Health Service (“PHS”), represented by the National Institutes of Health, executed a third amendment (the “Third Amendment”) to the Exclusive Patent License Agreement (the “License Agreement”).  The License Agreement affirmed and acknowledged Procept’s worldwide patent rights to O6-Benzylguanine and acknowledges Procept’s sublicensing of such rights to AOI Pharmaceuticals Inc. (“AOI”).  The Third Amendment revised the provision for payment of an additional royalty to PHS upon the occurrence of an assignment by Procept of the License Agreement, decreasing such additional royalty to $17,500 from $20,000.

Subsequently, in March 2005, pursuant to an agreement by and between Procept, Keryx Biopharmaceuticals, Inc., the parent of AOI (“Keryx”) and PHS (the “Assignment Agreement”), Procept assigned all of its rights, interests and obligations under the License Agreement to Keryx; in exchange, Keryx agreed to pay Procept a total of $158,750, in two installments.  The first installment of $83,750 was paid on March 30, 2005.  The second installment of $75,000 is payable on December 31, 2005 and is evidenced by a promissory note from Keryx payable to Procept, which bears no interest until after the maturity date.  In connection with the Assignment Agreement, Procept paid to PHS the additional royalty of $17,500, as provided for under the License Agreement, as amended in February 2005.

NOTE 4 – SUBTENANT RECEIVABLE

On December 31, 2003, the Company executed a Surrender Agreement and Promissory Note with its former subtenant (the “Subtenant”) pursuant to which the Company received cash and a promissory note in exchange for the termination of a sublease.  The Promissory Note, in the face amount of $75,000, bore interest at the rate of 6% per annum and was to be payable in three installments of $25,000, plus accrued interest, on June 30, 2004, December 31, 2004 and June 30, 2005.  The cash portion of the settlement, in the amount of $50,000, was received by the Company in January 2004.

The Company did not receive from the Subtenant the installment payment that was due on June 30, 2004. On September 14, 2004, the Company filed an action in the Supreme Court of the State of New York, New York County, alleging that the Subtenant had defaulted on its obligations under the Promissory Note dated December 31, 2003 and, accordingly, discontinued accruing interest income as of June 30, 2004.  In February 2005, the Company and the Subtenant reached a settlement of the Company’s claim pursuant to which the Company received a one-time payment of $30,000 in exchange for withdrawing its action.

NOTE 5 – RELATED PARTIES

On October 8, 2003, in anticipation of completing a business combination with Digital Products of Delaware, Inc. (“Digital”) or another entity, the Company executed a promissory note (the “Promissory Note”) with Richard J. Kurtz, the principal stockholder of the Company and of Digital.  Under the Promissory Note, the Company received, and expects to continue to receive, loans that will enable it to meet its anticipated cash operating needs.  The Promissory Note bears interest at 8% per annum and contemplated repayment upon the occurrence of the earlier of (i) the first anniversary of the making of the first loan; and (ii) the first funding of debt and/or equity capital subsequent to the completion of the proposed business combination between the Company and Digital that results in aggregate net proceeds to the Company of not less than $1 million.  As the first anniversary of the Promissory Note has occurred, the amount due under the Promissory Note is payable on demand. During the first quarter of 2005, Mr. Kurtz loaned the Company an aggregate of $80,000 to fund its continuing operations, increasing the principal balance due under the Promissory Note to $280,000 at March 31, 2005.

NOTE 6 – STOCK-BASED COMPENSATION

The Company complies with Statement of Financial Accounting Standards No. (“FAS”) 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FAS 123.”  This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

The Company applies Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock-based compensation plans.  Accordingly, no compensation cost has been recognized for its stock option plan.  Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with FAS 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Three months ended March 31,
	2005	2004
Net income (loss) - as reported	$40,156	$(260,565)
Adjustment to net income (loss) for proforma stock-based compensation expense	—	(17,030)
Net income (loss) - pro forma	$40,156	$(277,595)
Basic and diluted net income (loss) per common share - as reported	$0.00	$(0.01)
Basic and diluted net income (loss) per common share - pro forma	$0.00	$(0.01)

In December 2004, the Financial Accounting Standards Board issued FAS 123R, “Share-Based

Payment.”  FAS 123R is a revision of FAS 123, “Accounting for Stock Based Compensation,” and supersedes APB 25.  Among other items, FAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements, based on the grant date fair value of those awards.  The effective date of FAS 123R for the Company is January 1, 2006.  FAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method.  Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of FAS 123R for all share-based payments granted after that date, and based on the requirements of FAS 123 for all unvested awards granted prior to the effective date of FAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with FAS 123. The Company has not yet determined which of the methods it will use upon adoption.

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

From its inception in 1985 through 1999, the Company operated as a biotechnology company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology.  During 1999, the Company’s principal efforts were devoted to drug development and human clinical trials focusing on two biotechnology compounds, PRO 2000 Gel and O6-Benzylguanine (“O6-BG”).  During fiscal 2000, the Company closed its research facilities and out-licensed PRO 2000 Gel and O6-BG.  In September 2004, the Company transferred all of its rights, title and interest in PRO 2000 Gel pursuant to an option duly exercised by its sublicense and in March 2005, the Company assigned all of its rights, interests and obligations in O6-BG to an affiliate of its sublicensee.

Results of Operations

From inception through March 31, 2005, the Company has generated no revenues from product sales or services and has not been profitable.  As the Company evaluates various strategic alternatives in its quest for new growth areas that will maximize value to existing stockholders, the Company expects to incur additional losses.

Three months ended March 31, 2005 as compared to the three months ended March 31, 2004

During the three months ended March 31, 2005, the Company reported net income of $40,000, or $0.00 per share, as compared to a net loss of $261,000, or $0.01 per share, in the comparable period in 2004.

The Company’s total revenue, which is derived from interest income, was $0 for the three months ended March 31, 2005, as compared to $1,125 for the comparable period in 2004.  Interest income in 2004 is attributable to the accrual of interest earnings on the subtenant note receivable.

The Company’s total operating expenses, consisting of general and administrative costs, were $101,000 for the quarter ended March 31, 2005 as compared to $262,000 for the comparable quarter in 2004, a decrease of $161,000.  This decrease is attributable to a non-recurring charge of $131,000 recorded during the first quarter of 2004 relating to the fair value of costs to be incurred under its former office lease and expense reductions of $30,000 in professional fees and insurance costs.

During the three months ended March 31, 2005, the Company assigned all of its rights, interest and obligations in O6-BG to its sublicensee for the contract amount of $158,750.  In connection with the assignment, the Company paid a royalty in the amount of $17,500 to the United States Public Health Service.  The net amount of this transaction is reflected as other income in the first quarter 2005.  There were no comparable transactions in the first quarter of 2004.

Liquidity and Capital Resources

At March 31, 2005, the Company’s aggregate cash and cash equivalents were $78,000, a net increase of $57,000 from the end of the prior year.  Cash receipts during the first quarter of 2005 include net receipts of $66,000 under the O6-BG assignment agreement, related party loans of $80,000 and $30,000 from the settlement of the subtenant receivable, offset by cash payments aggregating $119,000 for operating activities.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of the Company’s Chief Executive Officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

On December 31, 2003, the Company executed a Surrender Agreement and Promissory Note with its former subtenant (the “Subtenant”) pursuant to which the Company received cash and a promissory note in exchange for the termination of a sublease.  The Promissory Note, in the face amount of $75,000, bore interest at the rate of 6% per annum and was to be payable in three installments of $25,000, plus accrued interest, on June 30, 2004, December 31, 2004 and June 30, 2005.  The Company did not receive from the Subtenant the installment payment that was due on June 30, 2004. On September 14, 2004, the Company filed an action in the Supreme Court of the State of New York, New York County, alleging that the Subtenant had defaulted on its obligations under the Promissory Note.  In February 2005, the Company and the Subtenant reached a settlement of the Company’s claim pursuant to which the Company received a one-time payment of $30,000 in exchange for withdrawing its action.

Item 6.  Exhibits.

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

PALIGENT INC.
(Registrant)

Date: May 13, 2005	by:	/s/ Salvatore A. Bucci
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