Form 10-Q
period 2005-06-30
PALIGENT INC
filed 2005-08-12
CIK 885475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐  NO  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 5, 2005

Common Stock, $0.01 par value	32,490,948

PALIGENT INC.

PALIGENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,725	$21,388
Note receivable	75,000	—
Current portion of subtenant receivable, including accrued interest	—	30,000
Prepaid expenses and other current assets	11,509	—
Total current assets	105,234	51,388

Property and equipment, net	—	941
Total assets	$105,234	$52,329

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$60,239	$54,639
Accrued professional services	19,600	21,900
Due to related party	329,111	203,290
Total current liabilities	408,950	279,829

Stockholders’ deficit:
Common stock, $.01 par value; 75,000,000 shares authorized;
32,490,948 shares issued and outstanding at
June 30, 2005 and December 31, 2004	324,910	324,910
Additional paid-in capital	154,634,974	154,634,974
Accumulated deficit	(155,263,600)	(155,187,384)
Total stockholders’ deficit	(303,716)	(227,500)
Total liabilities and stockholders’ deficit	$105,234	$52,329

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenue:
Interest income	$—	$1,125	$—	$2,250

Costs and expenses:
General and administrative	116,372	62,055	217,466	323,745

Loss from operations	(116,372)	(60,930)	(217,466)	(321,495)

Other income	—	—	141,250	—

Net loss	$(116,372)	$(60,930)	$(76,216)	$(321,495)

Basic and diluted net loss income per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding Basic and diluted	32,490,948	32,490,948	32,490,948	32,490,948

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(76,216)	$(321,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	941	936
Write-off of security deposits	—	9,543
Write-down of accrued rent	—	(81,185)
Deferred rent	—	(22,262)
Changes in operating assets and liabilities:
Note receivable	(75,000)	—
Prepaid expenses and other current assets	(11,509)	(30,463)
Subtenant receivable	30,000	50,000
Accounts payable and accrued expenses	14,121	(31,413)
Accrued rent	—	144,600
Net cash used in operating activities	(117,663)	(281,739)

Cash flows from investing activities:
Proceeds from sale of assets	—	10,000
Net cash provided by investing activities	—	10,000

Cash flows from financing activities:
Proceeds from related party loan	115,000	275,000
Principal payments on capital lease obligations	—	(10,000)
Net cash provided by financing activities	115,000	265,000

Net decrease in cash and cash equivalents	(2,663)	(6,739)

Cash and cash equivalents at beginning of period	21,388	41,321

Cash and cash equivalents at end of period	$18,725	$34,582

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Interim Financial Statements

The condensed consolidated financial statements included herein have been prepared by Paligent Inc. (“Paligent” or the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position of the Company at June 30, 2005 and the results of its operations and its cash flows for the interim periods ended June 30, 2005 and 2004. The condensed consolidated balance sheet as of December 31, 2004 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year or any other interim period.

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

While the Company evaluates strategic alternatives, including potential business investments and related financing, the Company’s rate of spending could vary from its current estimate.  No assurance can be given that the Company will be able to complete a business investment or that such financing will be available to the Company.  If the Company is unable to generate significant revenue from acquired operations, obtain financing from its principal stockholder or secure sufficient financing for operations resulting from acquisition or merger, the Company will experience a cash shortage in 2005, the effect of which could result in the discontinuance of operations.  If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

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

For the three and six months ended June 30, 2005 and 2004, the Company had stock options and warrants outstanding that were anti-dilutive.  These securities could potentially dilute basic EPS in the future but were not included in the computation of diluted EPS for the periods presented because to do so would have been anti-dilutive.  Consequently, there were no differences between basic and diluted EPS for these periods.

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

NOTE 5 – RELATED PARTIES

On October 8, 2003, in anticipation of completing a business combination with Digital Products of Delaware, Inc. (“Digital”) or another entity, the Company executed a promissory note (the “Promissory Note”) with Richard J. Kurtz, the principal stockholder of the Company and of Digital.  Under the Promissory Note, the Company received, and expects to continue to receive, loans that will enable it to meet its anticipated cash operating needs.  The Promissory Note bears interest at 8% per annum and contemplated repayment upon the occurrence of the earlier of (i) the first anniversary of the making of the first loan; and (ii) the first funding of debt and/or equity capital subsequent to the completion of the proposed business combination between the Company and Digital that results in aggregate net proceeds to the Company of not less than $1 million.  As the first anniversary of the Promissory Note has occurred, the amount due under the Promissory Note is payable on demand. During the six months ended June 30, 2005, Mr. Kurtz loaned the Company an aggregate of $115,000 to fund its continuing operations, increasing the principal balance due under the Promissory Note to $315,000 at June 30, 2005.

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

The Company applies Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock-based compensation plans.  Accordingly, no compensation cost has been recognized for its stock option plan.  Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with FAS 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net loss – as reported	$(116,372)	$(60,930)	$(76,216)	$(321,495)
Adjustment to net loss for pro forma stock-based compensation expense	—	(10,059)	—	(27,089)
Net loss – pro forma	$(116,372)	$(70,989)	$(76,216)	$(348,584)

Basic and diluted net loss per common share – as reported	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Basic and diluted net loss per common share – pro forma	$(0.00)	$(0.00)	$(0.00)	$(0.01)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

Statements in this Form 10-Q that are not statements or descriptions of historical facts are “forward-looking” statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties.  These forward-looking statements can generally be identified by the use of such terms as “anticipate,” “believe,” “continue,” “expect,” “may,” “should,” or similar variations or the negative thereof.  These forward looking statements involve risks and uncertainties, many of which are out of the Company’s control and which may affect its future business plans.  Factors that may affect the Company’s future business plans include: (i) its ability to identify, complete and integrate an acquisition of an operating business; (ii) the viability of the Company’s business strategy in connection with an acquisition and its ability to implement such strategy; and (iii) its ability to secure financing for its current costs and potential future operations.  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions.  In addition, the Company’s business, operations and financial condition are subject to the risks, uncertainties and assumptions that are described in the Company’s reports and statements filed from time to time with the Securities and Exchange Commission.  Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those discussed herein.  The descriptions of the risks, uncertainties and assumptions to which the Company’s business, operations and financial condition are subject are as of the date of this report.  The Company assumes no obligation to update any such forward-looking statements.

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

Results of Operations

From inception through June 30, 2005, the Company has generated no revenues from product sales or services and has not been profitable.  As the Company evaluates various strategic alternatives in its quest for new growth areas that will maximize value to existing stockholders, the Company expects to incur additional losses.

Three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004

During the three months ended June 30, 2005, the Company reported a net loss of $116,000, or $0.00 per share, as compared to a net loss of $61,000, or $0.00 per share, in the comparable period in 2004.  For the six months ended June 30, 2005, the Company reported a net loss of $76,000, or $0.00 per share, as compared to a net loss of $321,000, or $0.01 per share, for the similar period in 2004.

The Company’s total revenue, which is derived from interest income, was $0 for the three and six month periods ended June 30, 2005, as compared to $1,125 and $2,250, respectively, for the comparable three and six month periods in 2004.  Interest income in 2004 was attributable to the accrual of interest earnings on the subtenant note receivable.

The Company’s total operating expenses, consisting of general and administrative costs, were $116,000 and $217,000, respectively, for the three and six month periods ended June 30, 2005 as compared to $62,000 and $324,000, respectively, for the comparable periods in 2004.  General and administrative costs for the three months ended June 30, 2004 included a write-down of $81,000 in accrued rent resulting from a change in estimate relating to the fair value of costs that were expected to be incurred under the Company’s former office lease (“Lease End Costs”).  Excluding this write-down of Lease End Costs, general and administrative costs for the three month period ended June 30, 2004 were $143,000, resulting in a net decrease of $27,000 during the comparable three month period in 2005.  For the six months ended June 30, 2004, general and administrative costs includes a charge of $51,000 relating to Lease End Costs.  Excluding the charge for Lease End Costs, general and administrative costs were $273,000 for the six month period ended June 30, 2004, resulting in a net decrease of $56,000 during the comparable six month period in 2005.  The decreases of $27,000 and $56,000 for the comparable three and six month periods ended June 30, 2005 and 2004, respectively, are principally attributable to reductions in professional fees and insurance premiums.

During the six months ended June 30, 2005, the Company assigned all of its rights, interest and obligations in O6-BG to its sublicensee for the contract amount of $158,750.  In connection with the assignment, the Company paid a royalty in the amount of $17,500 to the United States Public Health Service.  The net amount of this transaction is reflected as other income in the six months ended June 30, 2005.  There were no reportable transactions in the comparable period of 2004.

Liquidity and Capital Resources

At June 30, 2005, the Company’s aggregate cash and cash equivalents were $19,000, a net decrease of $2,000 from the end of the prior year.  Cash receipts during the six months ended June 30, 2005 include net receipts of $66,000 under the O6-BG assignment agreement, related party loans of $115,000 and $30,000 from the settlement of the subtenant receivable, offset by cash payments aggregating $213,000 for operating activities.

The Company has incurred losses since inception, has working capital and stockholders’ deficits and has limited cash to fund its operations.  The Company is presently relying on borrowings from its principal stockholder to fund continuing operations.  While the Company pursues strategic alternatives, including potential business combinations and related financing, the Company expects to finance its continuing operations through further borrowings from its principal stockholder.  The stockholder has made no commitment to continue to make loans to the Company.  No assurance can be given that the Company will be able to complete a business combination or that such financing from its principal stockholder will continue to be available to the Company.  If the Company is unable to generate significant revenue from acquired operations, obtain financing from its principal stockholder or secure sufficient financing for operations resulting from acquisition or merger, the Company will experience a cash shortage, the effect of which could result in the discontinuance of operations.  If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PALIGENT INC.
(Registrant)

Date: August 12, 2005	by:	/s/ Salvatore A. Bucci
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