Form 10-K
period 2005-12-31
PALIGENT INC
filed 2006-03-10
CIK 885475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,193,000 based on the closing sale price as reported on the National Association of Securities Dealers Over the Counter Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2006
Common Stock, $0.01 par value per share	32,490,948 shares

Documents incorporated by reference:

None.

PART I

Item 1.  Business.

Corporate Summary

Since 2001, Paligent Inc. together with its subsidiaries (collectively, “Paligent” or the “Company”) has been engaged in seeking business opportunities to maximize value for its shareholders. During this time, the Company entered into several letters of intent that proposed the acquisition or merger of business ventures, including enterprises controlled by Richard J. Kurtz, the principal stockholder of the Company. The Company conducted significant due diligence in connection with these proposed transactions as well as preliminary due diligence relating to other proposed business combinations. However, the Company ultimately determined not to proceed with such transactions and continues to evaluate various strategic alternatives, including acquisitions of new operating businesses and technologies as well as potential merger opportunities.

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

On July 1, 2003, the Company executed a non-binding letter of intent to acquire privately held Digital Products of Delaware, Inc. (“Digital”), a company engaged in providing electronic monitoring products and services to the criminal justice and corrections industry. The Company proposed to acquire all of the issued and outstanding stock of Digital in consideration of the issuance of shares of common stock of the Company such that the stockholders of Digital would own 80% of the outstanding stock of the post-acquisition company. Richard J. Kurtz, a director and the principal stockholder of the Company, was then the principal stockholder of Digital. In January 2004, the Company announced that the contemplated Digital acquisition was being indefinitely postponed due to Digital’s need to focus on meeting certain business demands which would hinder its ability to conclude the business combination with the Company. During 2005, the Company renewed its efforts to consummate a business combination with Digital, which included monitoring Digital’s progress in implementing its business plan. In January 2006, Mr. Kurtz sold his interest in Digital. As a result, the Company is no longer pursuing a transaction with Digital.

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

O6-Benzylguanine

On October 13, 2000, Procept and AOI Pharmaceuticals Inc. (“AOI”) entered into a sublicense agreement (the “Sublicense Agreement”) pursuant to which AOI sublicensed Procept’s exclusive, worldwide patent rights and know-how relating to O6-BG in exchange for future royalties on net sales of O6-BG (see Item 13 - Certain Relationships and Related Transactions). O6-BG is a chemosensitizer that is designed to overcome resistance to a significant class of commonly used chemotherapeutic agents known as O6-alkylating agents. A Phase II development program began in 1999, which was conducted in accordance with a Cooperative Research and Development Agreement (“CRADA”) executed with the National Cancer Institute (“NCI”), a unit of the National Institutes of Health (“NIH”), in August 1998. The Sublicense Agreement also provides for cash payments to Procept based upon the achievement of certain developmental milestones. In addition, AOI assumed all financial obligations of Procept relating to its licensing of worldwide patent rights and CRADA costs that are incurred subsequent to the effective date of the Sublicense Agreement. On February 28, 2002, Procept and the United States Public Health Service (“PHS”), represented by NIH, a constituent agency of PHS, executed an exclusive Patent License Agreement (the “New License Agreement”), which superseded the license agreement dated February 6, 1998 between Procept and The Penn State Research Foundation (“PSRF”) (the “Original License Agreement”). The New License Agreement affirmed Procept’s worldwide patent rights to O6-BG and related compounds, and acknowledges the Sublicense Agreement, as of the date executed by Procept and AOI.

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

Subsequently, in March 2005, pursuant to an agreement among Procept, Keryx Biopharmaceuticals, Inc., the parent of AOI (“Keryx”) and PHS (the “Assignment Agreement”), Procept assigned all of its rights, interests and obligations under the New License Agreement to Keryx; in exchange, Keryx agreed to pay Procept a total of $158,750, in two installments. The first installment of $83,750 was paid on March 30, 2005 from which Procept paid to PHS the additional royalty of $17,500, in accordance with the New License Agreement, as revised in February 2005. The second installment of $75,000, which was due and payable on (or before) December 31, 2005, was paid in December 2005.

Employees

As of February 1, 2006, the Company has one full-time employee. The Company also utilizes independent contractors to perform various functions for the Company.

Item 1A.  Risk Factors

The Company’s plan is to seek a merger or sale to acquire other operating businesses which perceive value in becoming a publicly traded corporation. Certain factors may affect the Company’s opportunities to merge or sell itself to other operating businesses. In addition to the other information in this Annual Report on Form 10-K, new and different risk factors can be anticipated within any operating business which the Company acquires, or becomes part of, through merger or sale. It is not possible to identify these new and different risk factors until such transactions are negotiated and completed.

Future Mergers or Sales Will Cause Dilution or Adversely Affect Results

While the Company has no current agreements or commitments with respect to any merger or acquisition transactions, it is the Company’s plan to enter into such agreement(s) or commitment(s). In the event of such future transactions, it is (i) highly likely that the Company will issue equity securities that would substantially dilute current stockholders’ percentage ownership in the Company; (ii) possibly incur substantial debt; or (iii) assume contingent liabilities. Such actions could cause the Company’s operating results or the price of the Company’s common stock to decline. In addition, the Company may not be able to profit from any businesses, products, technologies or personnel that may be acquired in the future.

The Company May Need to Obtain Additional Financing

The Company is presently dependent on borrowings from its principal stockholder to meet its current and anticipated cash operating needs. While the Company pursues strategic alternatives, including potential business combinations and related financings, the Company expects to finance its continuing operations through further borrowings from its principal stockholder, though the stockholder has made no commitment to continue to make loans to the Company. If the Company is unable to obtain financing from its principal stockholder or secure sufficient financing for operations resulting from acquisitions or mergers, the Company will experience a cash shortage, the effect of which could result in the discontinuance of operations.

Market Listing; Volatility of Stock Price

The Company’s common stock trades on the OTC Bulletin Board and there are approximately 14.9 million shares held by non-affiliates of the Company. The market for the Company’s common stock has been relatively illiquid and subject to wide fluctuations. There can be no assurance that an active public market for the common stock will develop or be sustained particularly considering the Company’s plan to consummate a business combination with an as yet unknown operating business. Further, the market price of the Company’s common stock may be highly volatile based on quarterly variations in operating results of an acquired or merged business, other acquisitions by the Company, investment or other losses, competition, or other factors or events.

Item 2.       Properties.

The Company maintains its principal executive offices at 10 East 53rd Street, 33rd Floor, New York, New York 10022 under a month-to-month arrangement for approximately 300 square feet.

Item 3.       Legal Proceedings.

The Company is not currently subject to any legal proceedings.

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

	High	Low
2005
Fourth Quarter	$0.08	$0.02
Third Quarter	$0.08	$0.05
Second Quarter	$0.17	$0.06
First Quarter	$0.27	$0.11

2004
Fourth Quarter	$0.43	$0.13
Third Quarter	$0.33	$0.14
Second Quarter	$0.32	$0.09
First Quarter	$0.15	$0.09

As of February 16, 2006, there were 1,483 stockholders of record.

Dividend Policy

The Company has never paid cash dividends on its common stock and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain any future earnings for use in its business.

Item 6.  Selected Financial Data.

The selected financial data set forth below as of December 31, 2005 and 2004 and for each of the three years ended December 31, 2005, 2004 and 2003 are derived from the Company’s consolidated financial statements included elsewhere in this Report, which have been audited by Rothstein, Kass & Company, P.C., independent accountants. The selected financial data set forth below as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 are derived from audited consolidated financial statements not included in this Report. This data should be read in conjunction with the Company’s financial statements and related notes thereto (contained in Item 15 of this Report) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report.

SELECTED FINANCIAL DATA

	YEARS ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
	(in thousands, except share data)

Statement of operations data:
Revenues	$—	$2	$1	$8	$73
Costs and expenses:
Research and development	—	—	—	—	286
General and administrative	445	608	686	1,004	1,460
Total costs and expenses	445	608	686	1,004	1,746
Loss from operations	(445)	(606)	(685)	(996)	(1,673)
Other income (expense)	141	500	497	—	(20)
Net loss	$(304)	$(106)	$(188)	$(996)	$(1,693)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.03)	$(0.05)

Weighted average number of common shares outstanding	32,490,948	32,490,948	32,490,948	32,490,948	32,490,948

	AS OF DECEMBER 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$52	$21	$41	$153	$1,298
Total assets	52	52	189	340	1,650
Capital lease obligations, net of current portion	—	—	—	21	44
Total stockholders’ (deficit) equity	(531)	(228)	(122)	67	1,062

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

Since 2001, Paligent Inc. together with its subsidiaries (collectively, “Paligent” or the “Company”) has been engaged in seeking business opportunities to maximize value for its shareholders. During this time, the Company entered into several letters of intent that proposed the acquisition or merger of business ventures, including enterprises controlled by Richard J. Kurtz, the principal stockholder of the Company. The Company conducted significant due diligence in connection with these proposed transactions as well as preliminary due diligence relating to other proposed business combinations. However, the Company ultimately determined not to proceed with any of such transactions and continues to evaluate various strategic alternatives, including acquisitions of new operating businesses and technologies as well as potential merger opportunities.

On July 1, 2003, the Company executed a non-binding letter of intent to acquire privately held Digital Products of Delaware, Inc. (“Digital”), a company engaged in providing electronic monitoring products and services to the criminal justice and corrections industry. The Company proposed to acquire all of the issued and outstanding stock of Digital in consideration of the issuance of shares of common stock of the Company such that the stockholders of Digital would own 80% of the outstanding stock of the post-acquisition company. Richard J. Kurtz, a director and the principal stockholder of the Company, was then the principal stockholder of Digital. In January 2004, the Company announced that the contemplated Digital acquisition was being indefinitely postponed due to Digital’s need to focus on meeting certain business demands which would hinder its ability to conclude the business combination with the Company. During 2005, the Company renewed its efforts to consummate a business combination with Digital, which included monitoring Digital’s progress in implementing its business plan. In January 2006, Mr. Kurtz sold his interest in Digital. As a result, the Company is no longer pursuing a transaction with Digital.

In April 2003, the Company concluded an amendment to the sublicense agreement for PRO 2000 Gel pursuant to which the Company received proceeds of $500,000 in exchange for the elimination of a potential future $500,000 milestone payment plus the Company’s granting of a second option to its sublicense, for a specified period of time, upon which exercise the Company would receive an additional payment of $500,000, which would enable the sublicensee to acquire all of the Company’s rights, title and interest to PRO 2000 Gel as set forth in the PRO 2000 License. In September 2004, the sublicense exercised the second option under the April 2003 amendment thereby acquiring all of the Company’s rights, title and interest in PRO 2000 Gel in exchange for a $500,000 payment to the Company.

Subsequently, in March 2005, pursuant to an agreement among Procept, Keryx Biopharmaceuticals, Inc., the parent of AOI (“Keryx”) and PHS (the “Assignment Agreement”), Procept assigned all of its rights, interests and obligations under the New License Agreement to Keryx; in exchange, Keryx agreed to pay Procept a total of $158,750, in two installments. The first installment of $83,750 was paid on March 30, 2005 from which Procept paid to PHS the additional royalty of $17,500, in accordance with the New License Agreement, as revised in February 2005. The second installment of $75,000, which was due and payable on (or before) December 31, 2005, was paid in December 2005.

As of December 31, 2005, the Company has working capital and stockholders’ deficits and has limited cash to fund its operations. The Company is presently relying on borrowings from its principal stockholder to fund continuing operations. See “Item 13. Certain Relationships and Related Transactions.”

Results of Operations

From inception through December 31, 2005, the Company has generated no revenues from product sales or services, has not been profitable, and has an accumulated deficit of $155.5 million. During that period, the Company was dependent upon corporate collaborations, equity financing, interest on invested funds and borrowings to provide the working capital necessary for its operations and research and development activities. Losses have resulted principally from costs incurred in research and development activities related to the Company’s efforts to develop drug candidates and from the associated administrative costs required to support these efforts. In addition, in connection with the acquisition of HDC, the Company also incurred losses in connection with the development of the Company’s Internet business and related marketing activities. The Company expects to incur additional losses as it considers its strategic alternatives.

Year ended December 31, 2005 as compared to the year ended December 31, 2004

The Company’s total revenue was $0 for the year ended December 31, 2005 as compared to $2,250 for the year ended December 31, 2004. Income in fiscal 2004 was attributable to the accrual of interest earnings on the subtenant note receivable. There was no comparable interest income for fiscal 2005.

The Company’s total operating expenses, consisting of general and administrative costs, decreased to $445,000 for the year ended December 31, 2005 from $608,000 for the year ended December 31, 2004, a decrease of $163,000. This decrease includes a write-down of $47,000 recorded in fiscal 2004 relating to the settlement of the subtenant receivable. Excluding this write-down, general and administrative costs decreased by $116,000, which decrease is principally attributable to reductions of $69,000 and $47,000 in professional fees and insurance premiums, respectively.

Other income for fiscal years 2005 and 2004 was $141,250 and $500,000, respectively. During the year ended December 31, 2005, the Company assigned all of its rights, interest and obligations in O6-BG to its sublicense for the contract amount of $158,750, which amount was offset by a royalty of $17,500 paid by the Company to the United States Public Health Service. The amount reported for fiscal 2004 includes proceeds of $500,000 received pursuant to the PRO 2000 Amendment.

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

Liquidity and Capital Resources

The Company has incurred losses since inception, has working capital and stockholders’ deficits and has limited cash to fund its operations. In fiscal years 2005 and 2004, respectively, the Company received $141,250 and $500,000 in connection with assignments of its remaining rights in its biotechnology compounds. The Company is presently relying on borrowings from its principal stockholder pursuant to a promissory note executed on October 8, 2003 under which the Company received, and expects to continue to receive, loans that will enable it to meet its anticipated cash operating needs.  While the

Company pursues strategic alternatives, including potential business combinations and related financing, the Company expects to finance its continuing operations through further borrowings from its principal stockholder, though the stockholder has made no commitment to continue to make loans to the Company. At December 31, 2005, $546,000 of principal and accrued interest is due to the principal stockholder under the promissory note, which amount is payable on demand.

No assurance can be given that the Company will be able to complete a business combination or that such financing from its principal stockholder will continue to be available to the Company. If the Company is unable to generate significant revenue from acquired operations, secure additional financing for its present operations, obtain financing from its principal stockholder or secure sufficient financing for operations resulting from an acquisition or merger, the Company will experience a cash shortage, the effect of which could result in the discontinuance of operations. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Since its inception, the Company has principally financed its operations from the issuance of $71.4 million of its securities, the receipt of $29.4 million under collaborative research agreements, earnings of $3.6 million in interest income and proceeds of $1.7 million from out-licensing of its biotechnology assets.

Year ended December 31, 2005 as compared to the year ended December 31, 2004

For the year ended December 31, 2005, the Company incurred a net loss of $304,000. During fiscal 2005, the Company used $285,000 to fund operating activities, as compared to $110,000 during the year ended December 31, 2004. The net increase of $175,000 in operating cash outflows principally reflects the reduction in proceeds from assignment of biotechnology assets offset by a decrease in operating expenses during fiscal 2005.

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

At December 31, 2005, the Company’s aggregate cash and cash equivalents were $52,000, a net increase of $30,000 from the end of the prior year. This increase relates principally to cash received near year end from the assignment of its interests in O6-BG.

Recently Issued Financial and Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“FAS”) 123R, “Share-Based Payment.”  FAS 123R is a revision of FAS 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board Opinion No. (“APB”) 25. Among other items, FAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements, based on the grant date fair value of those awards. The effective date of FAS 123R for the Company is the fourth quarter of 2005. FAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a

“modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of FAS 123R for all share-based payments granted after that date, and based on the requirements of FAS 123 for all unvested awards granted prior to the effective date of FAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with FAS 123. The Company has not yet determined which of the methods it will use.

The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While FAS 123R permits entities to continue to use such a model, it also permits the use of a “lattice” model. The Company expects to continue using the Black-Scholes option pricing model upon adoption of FAS 123R to measure the fair value of stock options.

The adoption of this statement in the first quarter of 2006 will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. These future amounts cannot be precisely estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company has not determined the impact of adoption of this statement on its results of operations.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The Company has no contractual obligations or off-balance sheet arrangements as of December 31, 2005.

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

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements, together with the report thereon of the independent registered public accounting firm, are included in Part IV, Item 15(a)(1) and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision of the Company’s Chief Executive Officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The following table sets forth the name, age and position of each person as of February 1, 2006 who is a director and/or executive officer of the Company:

Salvatore A. Bucci	50	Director, President and Chief Executive Officer
Richard J. Kurtz	65	Director

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

Richard J. Kurtz has been a director of the Company since the acquisition of HDC in January 2000. Mr. Kurtz has also been the Chairman of the Board of Directors of LaPolla Industries, Inc., a publicly traded corporation in the sealant and coating business, since February 1999. He has been the President and Chief Executive Officer of the Kamson Corporation, a privately held corporation, for over twenty years. Kamson Corporation owns and operates real estate investment properties in the Northeastern United States. Mr. Kurtz received his B.A. from the University of Miami in 1962.

The Company has not adopted a code of ethics as defined in Item 406 of Regulation S-K because it has only one employee and limited operations. The Board of Directors will continue to assess the Company’s need for a code of ethics.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth certain compensation information as to the chief executive officer of the Company, who is the only executive officer of the Company (the “Named Executive Officer”), for each of the years ended December 31, 2005, 2004 and 2003:

SUMMARY COMPENSATION TABLE

				Long Term
				Compensation
				Awards
				Securities
Name and		Annual Compensation		Underlying	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Options(#)	Compensation ($)

Salvatore A. Bucci	2005	162,500	0	0	0
President and Chief Executive Officer	2004	179,672	0	0	0
	2003	200,000	0	0	0

Fiscal Year-End Option Values

The following table provides information regarding exercisable and unexercisable stock options held by the Named Executive Officer as of December 31, 2005:

FISCAL YEAR-END OPTION VALUES

Value of Unexercised
In-the-Money
Options at
	Shares		Fiscal Year-End (#)	Fiscal Year-End ($)
Name and	Acquired on	Value	Exercisable/	Exercisable/
Principal Position	Exercise (#)	Realized ($)	Unexercisable	Unexercisable(1)

Salvatore A. Bucci	0	0	325,000/0	0/0

(1)       Based on the difference between the option exercise price and the closing price of the underlying Common Stock on December 31, 2005, which closing price was $0.03.

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

During 2005, no options or other equity-based awards were granted and the Chief Executive Officer’s compensation was not adjusted.

Board of Directors Report on Executive Compensation

The Board of Directors (i) reviews the performance of the Chief Executive Officer and the other executive officers of the Company and make determinations as to their cash and equity-based compensation and benefits, and (ii) administers employee stock option grants and stock awards. Previously, these responsibilities were discharged by the Compensation Committee, which was effectively dissolved in late 2004 with the resignations of the directors comprising the Compensation Committee. This report is submitted by the Board of Directors for fiscal 2005.

Compensation Philosophy

The Board of Directors has determined that until a business combination or other strategic transaction is completed, the Company would continue to compensate its sole executive officer on a basis commensurate with prior cash compensation and benefit levels, as equity incentives are not a meaningful element of compensation at this time.

Chief Executive Officer Compensation

Salvatore A. Bucci has served as the Chief Executive Officer of the Company since February 2001. Pursuant to his amended employment agreement, which expired on May 25, 2002, Mr. Bucci was entitled to receive a base salary of $200,000 per annum. Mr. Bucci was also eligible to receive bonus compensation, which amount and form are determinable and at the discretion of the Compensation Committee or the Board of Directors of the Company. The Company has continued the employment of Mr. Bucci as the Company’s Chief Executive Officer upon the salary and with the health benefits and other perquisites as were provided in the amended employment agreement. Notwithstanding, Mr. Bucci voluntarily reduced his base salary for a portion of 2005.

Compensation of Other Executive Officers

Mr. Bucci was the sole executive officer of the Company during fiscal 2005.

Stock Options

Stock options generally are granted to the Company’s executive officers at the time of their hire and at such other times as the Board of Directors may deem appropriate, such as in connection with a promotion or upon nearing full vesting of prior options. In determining option grants, the Board of Directors considers the same industry survey data as used in its analysis of base salaries and bonuses, and strives to make awards that are in line with its competitors. In general, the number of shares of Common Stock underlying the stock options granted to each executive reflects the significance of that executive’s current and anticipated contributions to the Company.

In addition, the stock option grants made by the Board of Directors are designed to align the interests of management with those of the stockholders. In order to maintain the incentive and retention aspects of these grants, the Board of Directors has determined that a significant percentage of any officer’s stock options should be unvested option shares.

The value that may be realized from exercisable options depends on whether the price of the Common Stock at any particular point in time accurately reflects the Company’s performance. However, each individual optionholder, and not the Board of Directors, makes the determination as to whether to exercise options that have vested in any particular year.

During 2005, Mr. Bucci was not granted any stock options.

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

By the Board of Directors,
Richard J. Kurtz
Salvatore A. Bucci

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative stockholder returns on the Common Stock over the five year period from December 31, 2000 to December 31, 2005, as compared with that of the Hemscott Industry Group (“HIG”) Biotechnology Index and the S&P 500 Composite Index during the same period. The graph assumes an initial investment of $100 on December 31, 2000 in the Common Stock, the HIG Biotechnology Index and the S&P 500 Composite Index, with all dividends, if any, being reinvested.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG PALIGENT INC., HIG BIOTECHNOLOGY INDEX
AND S&P 500 COMPOSITE INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2000
ASSUMES DIVIDENDS, IF ANY, REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2005

	12/31/2000	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005
PALIGENT INC.	$100.00	$49.21	$39.68	$134.92	$261.90	$47.62
HIG BIOTECHNOLGY INDEX	$100.00	$83.70	$53.98	$82.43	$89.60	$111.02
S&P COMPOSITE INDEX	$100.00	$88.12	$68.64	$88.33	$97.94	$102.75

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table and footnotes set forth certain information regarding the beneficial ownership of Common Stock as of February 1, 2006 by (i) the only persons known to the Company to be beneficial owners of more than 5% of Common Stock, (ii) the Named Executive Officers, (iii) each director, and (iv) all current executive officers and directors as a group.

	Common Stock Beneficially Owned(2)
Beneficial Owner(1)	Shares		Percent
Richard J. Kurtz	17,723,201	(3)	54.09
Salvatore A. Bucci	325,000	(4)		*
All current executive officers and directors as a group (2 persons)	18,048,201	(5)	54.75

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

(3)     Reported ownership consists of: (i) 17,575,247 outstanding shares of Common Stock; (ii) 134,222 shares issuable upon exercise of 1997 Unit Purchase Options originally issued by Procept; and (iii) 13,732 shares issuable upon exercise of Class A Warrants issuable upon exercise of 1997 Unit Purchase Options originally issued by Procept.

(4)     Represents shares issuable to Mr. Bucci upon the exercise of options currently exercisable.

(5)     Includes 325,000 shares issuable to directors and executive officers upon the exercise of options currently exercisable or exercisable within 60 days of February 1, 2006.

Equity Compensation Plans

The following table sets forth information as of December 31, 2005 with respect to the Company’s equity compensation plan, for which common stock of the Company is authorized for issuance. The Company’s equity compensation plan has been approved by the Company’s security holders (see Note 5 in the Notes to Consolidated Financial Statements for a description of the Company’s plan).

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price per Share of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	5,295,438	$1.90	5,408,025

Item 13.  Certain Relationships and Related Transactions.

Transactions with Directors and Officers

On October 13, 2000, Procept entered into an agreement with AOI Pharmaceuticals Inc. (“AOI”) to sublicense its exclusive worldwide patent rights and know-how relating to O6-BG (the “Sublicense Agreement”). Michael A. Weiss, then a director of the Company, is the Chairman of the Board of AOI. In addition, the former principal stockholder of the Company is a stockholder of an affiliate of AOI. Pursuant to the Sublicense Agreement, Procept sublicensed all development and licensing rights to AOI in exchange for future royalties on net sales of O6-BG. The agreement also provides for cash payments to Procept based upon the achievement of certain developmental milestones. In addition, AOI assumed all financial obligations of Procept relating to its licensing of worldwide patent rights as of the effective date of the agreement. On February 28, 2002, Procept and the United States Public Health Service (“PHS”) executed an exclusive Patent License Agreement (the “New License Agreement”), which superceded the license agreement dated February 6, 1998 between Procept and The Penn State Research Foundation (“PSRF”) (the “Original License Agreement”). The New License Agreement affirmed Procept’s worldwide patent rights to O6-Benzylguanine (“O6-BG”) and related compounds, and acknowledges the Sublicense Agreement, as of the date executed by Procept and AOI. In connection with the execution of the New License Agreement, Procept, together with the National Cancer Institute (“NCI”) and AOI, also executed an amendment to the Cooperative Research and Development Agreement (“CRADA”), originally executed with the NCI in August 1998 (the “Amended CRADA”), pursuant to which AOI replaced Procept as Collaborator (i.e., the research and development partner). Under terms of the Amended CRADA, AOI assumed direct responsibility for all remaining research and payment obligations, effective as of February 28, 2002. In May 2002, Procept and PHS executed an amendment to the New License Agreement (the “First Amendment”). The First Amendment clarified language in the New License Agreement pertaining to future sublicensing agreements, in the event that such agreements were to be executed. In addition, the Company, together with PHS, PSRF, AOI and the University of Chicago (“UC”), also executed, in May 2002, a Comprehensive Release Agreement (the “Release Agreement”). The Release Agreement provides for the irrevocable and absolute release of the Company by PHS, PSRF and UC from any and all claims or obligations arising out of, or related to the Original License Agreement. The Release Agreement was made part of the New License Agreement. In October 2002, Procept and PHS executed a second amendment to the New License Agreement revising certain provisions pertaining to benchmark payments and royalties as set forth in the New License Agreement and First Amendment. In August 2003, AOI and the NCI executed a further amendment to the CRADA, extending the term of the CRADA to August 7, 2005. In February 2005, Procept and PHS executed a third amendment to the New License Agreement revising the provision for payment of an additional royalty to PHS upon the occurrence of an assignment by Procept of the New License Agreement. Such additional royalty was revised from a payment amount of $20,000 to $17,500. In March 2005, pursuant to an agreement among Procept, Keryx Biopharmaceuticals, Inc., the parent of AOI (“Keryx”), and PHS, Procept assigned all of its rights, interests and obligations under the New License Agreement to Keryx; in exchange, Keryx agreed to pay Procept a total of $158,750, in two installments. The first installment of $83,750 was paid on March 30, 2005 from which Procept paid to PHS the additional royalty of $17,500, in accordance with the New License Agreement, as revised in

February 2005. The second installment of $75,000, which was due and payable on (or before) December 31, 2005, was paid in December 2005.

On July 1, 2003, the Company executed a non-binding letter of intent to acquire privately held Digital Products of Delaware, Inc. (“Digital”), a company engaged in providing electronic monitoring products and services to the criminal justice and corrections industry. The Company proposed to acquire all of the issued and outstanding stock of Digital in consideration of the issuance of shares of common stock of the Company such that the stockholders of Digital would own 80% of the outstanding stock of the post-acquisition company. Richard J. Kurtz, a director and the principal stockholder of the Company, was then the principal stockholder of Digital. In January 2004, the Company announced that the contemplated Digital acquisition was being indefinitely postponed due to Digital’s need to focus on meeting certain business demands which would hinder its ability to conclude the business combination with the Company. During 2005, the Company renewed its efforts to consummate a business combination with Digital, which included monitoring Digital’s progress in implementing its business plan. In January 2006, Mr. Kurtz sold his interest in Digital. As a result, the Company is no longer pursuing a transaction with Digital.

On October 8, 2003, in anticipation of completing a business combination with Digital or another entity, the Company executed a promissory note (the “Promissory Note”) with Mr. Kurtz under which the Company received, and expects to continue to receive, loans that will enable it to meet its anticipated cash operating needs. The Promissory Note bears interest at 8% per annum and contemplated repayment upon the occurrence of the earlier of (i) the first anniversary of the making of the first loan; and (ii) the first funding of debt and/or equity capital subsequent to the completion of the proposed business combination between the Company and Digital that results in aggregate net proceeds to the Company of not less than $1 million. As the first anniversary of the Promissory Note has occurred, the amount due under the Promissory Note is payable on demand. Under the Promissory Note, Mr. Kurtz loaned the Company an aggregate of $890,000 to fund its continuing operations. In September 2004, the Company paid $394,418 to Mr. Kurtz from further proceeds received under the PRO 2000 Amendment, consisting of $375,000 in principal plus $19,418 of accrued interest.

PART IV

Item 14.  Principal Accountant Fees and Services.

Rothstein Kass & Company, P.C. was engaged as the independent registered public accountanting firm for the Company beginning with its review of the Company’s Form 10-Q for the quarterly period ended September 30, 2003. Rothstein, Kass & Company, P.C. has no direct or indirect financial interest in the Company.

During the last two fiscal years, Rothstein, Kass & Company, P.C billed the Company the following fees for its services:

	Fiscal Year Ended December 31, 2005	Fiscal Year Ended December 31, 2004

Audit Fees	$31,800	$30,600
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$31,800	$30,600

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND

PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT ACCOUNTANTS

Consistent with policies of the Securities and Exchange Commission regarding auditor independence and the Audit Committee charter, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent accountants. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee was effectively dissolved in late 2004 with the resignations of the directors comprising the Audit Committee. Presently, the Board of Directors has assumed the responsibilities of the Audit Committee.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	Documents filed as part of this Form 10-K

(1)	Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations
For the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ (Deficit) Equity
For the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003

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

10.9

Second Amendment to Exclusive License Agreement dated January 13, 2003 between Procept, Inc. and the United States Public Health Service. Filed as Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2004.

10.10

Assignment and Termination Agreement dated December 14, 2004 by and between the Company and Indevus Pharmaceuticals, Inc., effective as of September 27, 2004. Filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2004.

10.11

Third Amendment to Exclusive License Agreement dated February 17, 2005 between Procept, Inc. and the United States Public Health Service. Filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2004.

10.12

Agreement by and between Procept, Inc., Keryx Biopharmaceuticals, Inc. and the United States Public Health Service effective as of March 9, 2005. Filed as Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2004.

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

PALIGENT INC.
(Registrant)

Dated: March 10, 2006	/s/ Salvatore A. Bucci
Salvatore A. Bucci
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 10th day of March, 2006:

Capacity:

/s/ Salvatore A. Bucci	Director, President and Chief Executive Officer
Salvatore A. Bucci	(Principal Executive, Financial and Accounting Officer)

/s/ Richard J. Kurtz	Director
Richard J. Kurtz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Paligent Inc.

We have audited the accompanying consolidated balance sheets of Paligent Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paligent Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from operations since inception, has working capital and stockholders’ deficits and has limited cash to fund its operations in 2006. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
January 24, 2006

PALIGENT INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$51,681	$21,388
Subtenant receivable, including accrued interest	—	30,000
Total current assets	51,681	51,388

Property and equipment, net	—	941
Total assets	$51,681	$52,329

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$9,703	$54,639
Accrued professional services	27,000	21,900
Due to related party	546,362	203,290
Total current liabilities	583,065	279,829

Stockholders’ deficit:
Common stock, $0.01 par value per share; 75,000,000 shares authorized; 32,490,948 shares issued and outstanding at December 31, 2005 and 2004, respectively	324,910	324,910
Additional paid-in capital	154,634,974	154,634,974
Accumulated deficit	(155,491,268)	(155,187,384)
Total stockholders’ deficit	(531,384)	(227,500)
Total liabilities and stockholders’ deficit	$51,681	$52,329

The accompanying notes are an integral part of the consolidated financial statements.

PALIGENT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2005	2004	2003

Interest income	$—	$2,250	$660

General and administrative expenses	445,134	607,941	686,118

Loss from operations	(445,134)	(605,691)	(685,458)

Other income, net	141,250	500,000	496,837

Net loss	$(303,884)	$(105,691)	$(188,621)

Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	32,490,948	32,490,948	32,490,948

The accompanying notes are an integral part of the consolidated financial statements.

PALIGENT INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Years Ended December 31, 2005, 2004 and 2003

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	(Deficit) Equity
Balance at December 31, 2002	32,490,948	$324,910	$154,634,974	$(154,893,072)	$66,812
Net loss	—	—	—	(188,621)	(188,621)
Balance at December 31, 2003	32,490,948	324,910	154,634,974	(155,081,693)	(121,809)
Net loss	—	—	—	(105,691)	(105,691)
Balance at December 31, 2004	32,490,948	324,910	154,634,974	(155,187,384)	(227,500)
Net loss	—	—	—	(303,884)	(303,884)
Balance at December 31, 2005	32,490,948	$324,910	$154,634,974	$(155,491,268)	$(531,384)

The accompanying notes are an integral part of the consolidated financial statements.

PALIGENT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(303,884)	$(105,691)	$(188,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	941	1,872	65,940
Loss on sale of property and equipment	—	—	14,263
Write-off of security deposits	—	9,543	68,039
Write-down of accrued rent	—	(114,600)	—
Reserve for subtenant receivable and accrued interest	—	47,250	—
Deferred charges	—	—	16,442
Reduction in capital lease obligation	—	—	(7,225)
Deferred rent	—	(22,262)	(10,080)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	(2,250)	94
Subtenant receivable	30,000	50,000	(125,000)
Accounts payable	(45,369)	(74,249)	28,034
Accrued expenses	5,533	(16,247)	(41,097)
Interest payable to related party	28,072	2,101	1,189
Security deposit payable	—	—	(20,000)
Accrued rent	—	114,600	—
Net cash used in operating activities	(284,707)	(109,933)	(198,022)

Cash flows from investing activities:
Proceeds from sales of assets	—	10,000	—
Net cash provided by investing activities	—	10,000	—

Cash flows from financing activities:
Proceeds from related party loan	315,000	465,000	140,000
Payments on related party loan	—	(375,000)	(30,000)
Principal payments on capital lease obligations	—	(10,000)	(23,703)
Net cash provided by financing activities	315,000	80,000	86,297

Net increase (decrease) in cash and cash equivalents	30,293	(19,933)	(111,725)
Cash and cash equivalents at beginning of year	21,388	41,321	153,046
Cash and cash equivalents at end of year	$51,681	$21,388	$41,321

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$2,208	$23,257	$7,326

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

Since 2001, the Company has been engaged in seeking business opportunities to maximize value for its shareholders. During this time, the Company entered into several letters of intent that proposed the acquisition or merger of business ventures, including enterprises controlled by Richard J. Kurtz, the principal stockholder of the Company. The Company conducted significant due diligence in connection with these proposed transactions as well as preliminary due diligence relating to other proposed business combinations. However, the Company ultimately determined not to proceed with any of such transactions and continues to evaluate various strategic alternatives, including acquisitions of new operating businesses and technologies as well as potential merger opportunities.

On July 1, 2003, the Company executed a non-binding letter of intent to acquire privately held Digital Products of Delaware, Inc. (“Digital”), a company engaged in providing electronic monitoring products and services to the criminal justice and corrections industry. The Company proposed to acquire all of the issued and outstanding stock of Digital in consideration of the issuance of shares of common stock of the Company such that the stockholders of Digital would own 80% of the outstanding stock of the post-acquisition company. Mr. Kurtz was then the principal stockholder of Digital. In January 2004, the Company announced that the contemplated Digital acquisition was being indefinitely postponed due to Digital’s need to focus on meeting certain business demands which would hinder its ability to conclude the business combination with the Company. During 2005, the Company renewed its efforts to consummate a business combination with Digital, which included monitoring Digital’s progress in implementing its business plan. In January 2006, Mr. Kurtz sold his interest in Digital. As a result, the Company is no longer pursuing a transaction with Digital.

Since inception, the Company has generated no revenue from product sales or services, has not been profitable, and has incurred an accumulated deficit of $155.5 million. As the Company continues to evaluate various strategic alternatives in its quest for new growth areas that will maximize value to existing stockholders, the Company expects to incur additional losses.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries, which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Risks and Uncertainties

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has incurred losses from operations since inception, has working capital and stockholders’ deficits and has limited cash to fund operations in 2006. Since disposing of its Internet assets and related operations in December 2000, the Company has significantly reduced its operating costs. The Company is presently relying on borrowings from its principal stockholder to fund continuing operations. The stockholder has made no commitment to continue to make loans to the Company. While the Company evaluates strategic alternatives, including potential business investments and related financing, the Company’s rate of spending could vary from its current estimate. No assurance can be given that the Company will be able to complete a business investment or that such financing will be available to the Company. If the Company is unable to generate significant revenue from acquired operations, secure additional financing for its present operations, obtain financing from its principal stockholder or secure sufficient financing for operations resulting from acquisition or merger, the Company will experience a cash shortage in 2006, the effect of which could result in the discontinuance of operations. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

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

Income Taxes

The Company accounts for income taxes under FAS 109, “Accounting for Income Taxes” utilizing the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided for net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Revenue Recognition

Interest income is recognized as earned.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FAS 107, “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts as presented in the accompanying consolidated balance sheets at December 31, 2005 and 2004.

Basic and Diluted Net Loss Per Common Share

The Company computes and presents its earnings per share in accordance with FAS 128, “Earnings Per Share.”  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing (loss) income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Inherently, stock options and warrants are deemed to be anti-dilutive when the average market price of the common stock during the period exceeds the exercise price of the stock options or warrants. Common equivalent shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock (the “treasury stock method”).

For the years ended December 31, 2005, 2004 and 2003, the Company had stock options and warrants outstanding that were anti-dilutive. These securities could potentially dilute basic EPS in the future and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented. Consequently, there were no differences between basic and diluted EPS for these periods.

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

The adoption of this statement, in the first quarter of 2006, will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. These future amounts cannot be precisely estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company has not determined the impact of adoption of this statement on its results of operations.

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

NOTE 3 – SUBTENANT RECEIVABLE

Effective July 1, 2001, the Company entered into a sublease with its former subtenant (the “Subtenant”) for the majority of the Lexington Office (see Note 7) (the “Sublease”). In addition, under a separate agreement with the Subtenant, the Company was entitled to receive a monthly fee for the Subtenant’s right to utilize furniture and equipment located in the subleased space. On December 31, 2003, the Company executed a Surrender Agreement and Promissory Note with the Subtenant pursuant to which the Company received cash and a promissory note in exchange for the termination of the Sublease and the separate agreement. The Promissory Note, in the face amount of $75,000, bore interest at the rate of 6% per annum and was to be payable in three installments of $25,000, plus accrued interest, on June 30, 2004, December 31, 2004 and June 30, 2005. The cash portion of the settlement, in the amount of $50,000, was received by the Company in January 2004. The Company did not receive from the Subtenant the installment payment that was due on June 30, 2004. On September 14, 2004, the Company filed an action in the Supreme Court of the State of New York, New York County, alleging that the Subtenant had defaulted on its obligations under the Promissory Note dated December 31, 2003 and, accordingly, discontinued accruing interest income as of June 30, 2004. In February 2005, the Company and the Subtenant reached a settlement of the Company’s claim pursuant to which the Company received a one-time payment of $30,000 in exchange for withdrawing its action.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2005	2004

Office equipment	$6,914	$16,438
Less: accumulated depreciation and amortization	(6,914)	(15,497)

Property and equipment, net	$—	$941

In January 2004, the Company vacated its former principal executive offices (see Note 7). Accordingly, the Company charged the $14,000 balance of unamortized leasehold improvements as of December 31, 2003 to fiscal 2003 amortization expense.

In 2004, the Company sold substantially all of its office furniture and equipment for the amount of $10,000 and used the proceeds of the sale to satisfy a capital lease obligation under which certain of the furniture was encumbered. Consequently, the Company wrote down the value of the sold assets as of December 31, 2003 to $10,000 and reclassified the assets sold to property held for sale. For fiscal 2003, the Company recorded a loss of $14,000 from the disposition of fixed assets, which amount is included in other income, net.

Depreciation and amortization expense of property and equipment was $941, $1,872 and $48,713 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2005, 2004 and 2003, there were 32,490,948 shares of common stock of the Company (“Common Stock”) outstanding. During fiscal 2005, 2004 and 2003, there were no changes in Common Stock.

1998 Equity Incentive Plan

Under the Company’s 1998 Equity Incentive Plan (the “Plan”), which amended and restated the 1989 Stock Plan, the Company is permitted to sell or award Common Stock or to grant stock options for the purchase of Common Stock to employees, officers and consultants up to a maximum of 4,800,000 shares. In February 2000, the Board of Directors approved an amendment to the Plan to increase the number of shares covered by the Plan by 6,000,000, to 10,800,000, which amendment was approved by the Company’s stockholders at the June 19, 2000 Annual Meeting of Stockholders. At December 31, 2005, there were 5,408,025 shares available for future grants under the Plan.

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

The Company accounted for stock-based compensation in accordance with FAS 123, “Accounting for Stock-Based Compensation.”  Under FAS 123, the fair value at grant date of all stock-based awards is recognized as expense over the vesting period, except that options granted to employees and directors may be accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, no compensation expense is recorded for options granted to employees or directors unless the exercise price is lower than the market value of the underlying stock at grant date. The Company has elected to apply APB 25, and to provide disclosures of net income as if the fair value method in FAS 123 had been applied. Had compensation cost for stock option grants under the Company’s stock option plans been determined pursuant to FAS 123, the Company’s net loss would have increased accordingly. The required disclosures under FAS 123 are made below.

Activity under all stock option plans related to all the incentive stock options and non-qualified stock options for the three years ended December 31, 2005 is listed below:

	Incentive	Non-qualified		Weighted
	Stock	Stock		Average
	Options	Options	Option Price	Exercise Price

Outstanding at December 31, 2002	3,602,103	1,727,557	$0.70 - $89.74	$2.17
Cancelled	—	(3,802)	$86.33 - $89.74	$88.28
Outstanding at December 31, 2003	3,602,103	1,723,755	$0.70 - $47.22	$2.10
Cancelled	—	(21,186)	$32.22 - $47.22	$45.30
Outstanding at December 31, 2004	3,602,103	1,702,569	$0.70 - $20.71	$1.93
Cancelled	—	(9,234)	$16.11 - $20.71	$20.17
Outstanding at December 31, 2005	3,602,103	1,693,335	$0.70 - $17.27	$1.90

Summarized information about stock options outstanding at December 31, 2005 is as follows:

		Weighted Average
	Number of	Remaining		Exercisable
Range of	Options	Contract Life	Weighted Average	Number of	Weighted Average
Exercise Prices	Outstanding	(in years)	Exercise Price	Options	Exercise Price

$0.70 - $1.45	471,563	4.11	$1.08	471,563	$1.08
$1.56	3,852,561	2.92	$1.56	3,852,561	$1.56
$1.65 - $3.65	338,029	3.00	$1.93	338,029	$1.93
$4.25	600,000	4.07	$4.25	600,000	$4.25
$7.93 - $17.27	33,285	1.57	$10.11	33,285	$10.11

Options for the purchase of 5,295,438, 5,304,672 and 5,244,608 shares were exercisable at December 31, 2005, 2004 and 2003, respectively.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards made in 2000 consistent with the provisions of FAS 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts shown below:

	2005	2004	2003

Net loss - as reported	$(303,884)	$(105,691)	$(188,621)
Adjustment to net loss for proforma stock-based compensation expense	—	(27,089)	(68,120)
Net loss - pro forma	$(303,884)	$(132,780)	$(256,741)
Basic and diluted net loss per common share - as reported	$(0.01)	$(0.00)	$(0.01)
Basic and diluted net loss per common share - pro forma	$(0.01)	$(0.00)	$(0.01)

The Company complies with FAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”. FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements.

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

			Balance		Balance		Balance		Balance
Warrant	Exercise	Expiration	January 1,		December 31,		December 31,		December 31,
Description	Price	Date	2003	Expired	2003	Expired	2004	Expired	2005
Class C	$3.28	04/08/2003	2,859,099	(2,859,099)	—	—	—	—	—
Class C	$3.28	11/08/2003	2,344,929	(2,344,929)	—	—	—	—	—
Class D	$2.11	06/30/2004	924,525	—	924,525	(924,525)	—	—	—
Contractual obligation	$2.11	06/30/2004	11,500	—	11,500	(11,500)	—	—	—
Contractual obligation	$2.50	04/12/2005	5,000	—	5,000	—	5,000	(5,000)	—
Class E	$2.11	06/30/2005	1,155,955	—	1,155,955	—	1,155,955	(1,155,955)	—
1995 Unit Purchase Options	$10.74	11/26/2005	85,194	—	85,194	—	85,194	(85,194)	—
Class A	$9.20	11/26/2005	722,274	—	722,274	—	722,274	(722,274)	—
1997 Unit Purchase Options	$2.73	09/07/2007	1,454,143	—	1,454,143	—	1,454,143	—	1,454,143
			9,562,619	(5,204,028)	4,358,591	(936,025)	3,422,566	(1,968,423)	1,454,143

NOTE 6 – INCOME TAXES

No federal or state income taxes have been provided for as the Company has incurred losses since its inception. At December 31, 2005, the Company had federal and state tax net operating loss (“NOL”) carryforwards of $103.0 million and $68.0 million, respectively, which will expire beginning in the year 2006 through 2025. Additionally, the Company had federal research and experimentation credit carryforwards of $2.0 million, which expire through 2023. The Internal Revenue Code of 1986, as amended (the “Code”), contains provisions that limit the NOL carryforwards and tax credits available to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests. Such changes in ownership, as defined in the Code, have occurred in conjunction with the initial public offering and the acquisitions of HDC and Procept. Any future acquisition may further limit the NOL carryforwards and tax credits available. In addition, some states impose substantially equivalent restrictions on the utilization of state NOL carryforwards and tax credits.

The components of the Company’s net deferred tax assets were as follows at December 31:

	2005	2004
Net deferred tax assets:
Net operating loss carryforwards	$46,061,000	$47,278,000
Tax credit carryforwards	701,000	701,000
Stock based compensation	195,000	195,000

Valuation allowance	(46,957,000)	(48,174,000)

Total net deferred tax assets	$—	$—

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

NOTE 7 – COMMITMENTS

Operating Leases

On April 19, 2000, the Company entered into an operating lease (the “Lexington Lease”) for its office at 369 Lexington Avenue, New York, New York (the “Lexington Office”), which commenced on May 1, 2000. The commitment under the Lexington Lease required the Company to pay monthly base rent and an allocable percentage of operating costs and property taxes throughout the five-year duration of the lease.

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

For the years ended December 31, 2005, 2004 and 2003, rent expense for leased facilities and equipment was $16,000, $33,000 and $246,000, respectively. Under the Sublease (see Note 3), the Company billed its Subtenant $262,000 during the year ended December 31, 2003, which amount is reflected as a reduction in general and administrative expenses for the year.

Capital Leases

During fiscal 2000, the Company entered into capital leases for the purchase of office furniture and equipment. In 2004, the Company sold substantially all of its furniture and office equipment, including furniture that was encumbered by the one capital lease obligation remaining at December 31, 2003, under which capital lease monthly payment obligations were due through April 2005. In connection with this sale of furniture and equipment, the Company reached an agreement with the lessor for a discharge from the remainder of its capital lease obligation for the amount of $10,000, which was paid in 2004. Accordingly, the Company recorded a gain of $11,000 to other income for fiscal 2003.

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

On October 13, 2000, Procept entered into an agreement with AOI Pharmaceuticals Inc. (“AOI”) to sublicense its exclusive worldwide patent rights and know-how relating to O6-BG (the “Sublicense Agreement”). Michael A. Weiss, then a director of the Company, is the Chairman of the Board of AOI. In addition, the former principal stockholder of the Company is a stockholder of an affiliate of AOI. Pursuant to the Sublicense Agreement, Procept sublicensed all development and licensing rights to AOI in exchange for future royalties on net sales of O6-BG. The agreement also provides for cash payments to Procept based upon the achievement of certain developmental milestones. In addition, AOI assumed all financial obligations of Procept relating to its licensing of worldwide patent rights as of the effective date of the agreement. On February 28, 2002, Procept and the United States Public Health Service (“PHS”) executed an exclusive Patent License Agreement (the “New License Agreement”), which superseded the license agreement dated February 6, 1998 between Procept and The Penn State Research Foundation (“PSRF”) (the “Original License Agreement”). The New License Agreement affirmed Procept’s worldwide patent rights to O6-Benzylguanine (“O6-BG”) and related compounds, and acknowledges the Sublicense Agreement, as of the date executed by Procept and AOI. At the time of executing the New License Agreement, Procept paid to PHS a one-time license issue royalty fee of $86,000 for accrued patent prosecution costs. In connection with the execution of the New License Agreement, Procept, together with the National Cancer Institute (“NCI”) and AOI, also executed an amendment to the Cooperative Research and Development Agreement (“CRADA”), originally executed with the NCI in August 1998 (the “Amended CRADA”), pursuant to which AOI replaced Procept as Collaborator (i.e., the research and development partner). Under terms of the Amended CRADA, AOI assumed direct responsibility for all remaining research and payment obligations, effective as of February 28, 2002. As part of the Amended CRADA, Procept made a final payment of $200,000 to NCI for accrued production and clinical distribution costs relating to O6-BG Also on February 28, 2002, AOI reimbursed Procept $137,000 for costs that Procept had paid in prior years relating to the maintenance of patent rights and CRADA obligations. Such costs were reimbursable to Procept under the Sublicense Agreement. In May 2002, Procept and PHS executed an amendment to the New License Agreement (the “First Amendment”). The First Amendment clarified language in the New License Agreement pertaining to future sublicensing agreements, in the event that such agreements were to be executed. In addition, the Company, together with PHS, PSRF, AOI and the University of Chicago (“UC”), also executed, in May 2002, a Comprehensive Release Agreement (the “Release Agreement”). The Release Agreement provides for the irrevocable and absolute release of the Company by PHS, PSRF and UC from any and all claims or obligations arising out of, or related to the Original License Agreement. The Release Agreement was made part of the New License Agreement. In October 2002, Procept and PHS executed a second amendment to the New License Agreement revising certain provisions pertaining to benchmark payments and royalties as set forth in the New License Agreement and First Amendment. In August 2003, AOI and the NCI executed a further amendment to the CRADA, extending the term of the CRADA to August 7, 2005. In February 2005, Procept and PHS executed a third amendment to the New License Agreement revising the provision for payment of an additional royalty to PHS upon the occurrence of an assignment by Procept of the New License Agreement. Such additional royalty was revised from a payment amount of $20,000 to $17,500. In March 2005, pursuant to an agreement by and between Procept, Keryx Biopharmaceuticals, Inc., the parent of AOI (“Keryx”), and PHS, Procept assigned all of its rights, interests and obligations under the New License Agreement to Keryx; in exchange, Keryx agreed to pay Procept a total of $158,750, in two installments. The first installment of $83,750 was paid on March 30, 2005 from which Procept paid to PHS the additional royalty of $17,500, in accordance with the New License Agreement, as revised in February 2005. The second installment of $75,000, which was due and payable on (or before) December 31, 2005 pursuant to a promissory note which did not bear interest until after the maturity date, was paid in December 2005.

On March 3, 2003, Richard J. Kurtz, a director and the principal stockholder of the Company, loaned $30,000 to the Company to fund its current operations. In April 2003, the Company repaid this loan to Mr. Kurtz from proceeds received under the PRO 2000 Amendment.

On July 1, 2003, the Company executed a non-binding letter of intent to acquire privately held Digital Products of Delaware, Inc. (“Digital”), a company engaged in providing electronic monitoring products and services to the criminal justice and corrections industry. The Company proposed to acquire all of the issued and outstanding stock of Digital in consideration of the issuance of shares of common stock of the Company such that the stockholders of Digital would own 80% of the outstanding stock of the post-acquisition company. Richard J. Kurtz, a director and the principal stockholder of the Company, was then the principal stockholder of Digital. In January 2004, the Company announced that the contemplated Digital acquisition was being indefinitely postponed due to Digital’s need to focus on meeting certain business demands which would hinder its ability to conclude the business combination with the Company. During 2005, the Company renewed its efforts to consummate a business combination with Digital, which included monitoring Digital’s progress in implementing its business plan. In January 2006, Mr. Kurtz sold his interest in Digital. As a result, the Company is no longer pursuing a transaction with Digital.

On October 8, 2003, in anticipation of completing a business combination with Digital or another entity, the Company executed a promissory note (the “Promissory Note”) with Mr. Kurtz under which the Company received, and expects to continue to receive, loans that will enable it to meet its anticipated cash operating needs. The Promissory Note bears interest at 8% per annum and contemplated repayment upon the occurrence of the earlier of (i) the first anniversary of the making of the first loan; and (ii) the first funding of debt and/or equity capital subsequent to the completion of the proposed business combination between the Company and Digital that results in aggregate net proceeds to the Company of not less than $1 million. As the first anniversary of the Promissory Note has occurred, the amount due under the Promissory Note is payable on demand. Under the Promissory Note, Mr. Kurtz has loaned the Company an aggregate of $890,000 to fund its continuing operations. In September 2004, the Company paid $394,418 to Mr. Kurtz from proceeds received under the PRO 2000 Amendment, consisting of $375,000 in principal plus $19,418 of accrued interest. As of December 31, 2005, the principal balance and accrued interest due under the Promissory Note are $515,000 and $31,362, respectively.

NOTE 9 – UNAUDITED QUARTERLY FINANCIAL DATA

	2005 Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,

Interest income	$—	$—	$—	$—
Net income (loss)	$40,156	$(116,372)	$(122,667)	$(105,001)
Net income (loss) per share – basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

	2004 Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,

Interest income	$1,125	$1,125	$—	$—
Net income (loss)	$(260,565)	$(60,930)	$285,863	$(70,059)
Net income (loss) per share – basic and diluted	$(0.01)	$(0.00)	$0.01	$(0.00)