Form 10-Q
period 2006-06-30
PALIGENT INC
filed 2006-08-11
CIK 885475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☒       NO  ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 4, 2006
Common Stock, $0.01 par value	32,490,948

PALIGENT INC.

PALIGENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,439	$51,681
Prepaid expenses and other current assets	10,097	—
Total current assets	$19,536	$51,681

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$69,350	$9,703
Accrued professional services	18,100	27,000
Due to related party	724,688	546,362
Total current liabilities	812,138	583,065

Stockholders’ deficit:
Common stock, $.01 par value; 75,000,000 shares authorized; 32,490,948 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	324,910	324,910
Additional paid-in capital	154,634,974	154,634,974
Accumulated deficit	(155,752,486)	(155,491,268)
Total stockholders’ deficit	(792,602)	(531,384)
Total liabilities and stockholders’ deficit	$19,536	$51,681

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
General and administrative expenses	$147,245	$116,372	$261,218	$217,466

Loss from operations	(147,245)	(116,372)	(261,218)	(217,466)

Other income	—	—	—	141,250

Net loss	$(147,245)	$(116,372)	$(261,218)	$(76,216)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding Basic and diluted	32,490,948	32,490,948	32,490,948	32,490,948

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(261,218)	$(76,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	941
Changes in operating assets and liabilities:
Note receivable	—	(75,000)
Prepaid expenses and other current assets	(10,097)	(11,509)
Subtenant receivable	—	30,000
Accounts payable and accrued expenses	50,747	3,300
Interest payable to related party	23,326	10,821
Net cash used in operating activities	(197,242)	(117,663)

Cash flows from financing activities:
Proceeds from related party loan	155,000	115,000
Net cash provided by financing activities	155,000	115,000

Net decrease in cash and cash equivalents	(42,242)	(2,663)

Cash and cash equivalents at beginning of period	51,681	21,388

Cash and cash equivalents at end of period	$9,439	$18,725

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — BASIS OF PRESENTATION

Interim Financial Statements

The unaudited condensed consolidated interim financial statements included herein have been prepared by Paligent Inc. (“Paligent” or the “Company”) pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position of the Company at June 30, 2006 and the results of its operations and its cash flows for the interim periods ended June 30, 2006 and 2005. The condensed consolidated balance sheet as of December 31, 2005 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year or any other interim period.

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

NOTE 2 — EARNINGS (LOSS) PER SHARE

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

For the three and six months ended June 30, 2006 and 2005, the Company had stock options and warrants outstanding that were anti-dilutive.  These securities could potentially dilute basic EPS in the future but were not included in the computation of diluted EPS for the periods presented because to do so would have been anti-dilutive.  Consequently, there were no differences between basic and diluted EPS for these periods.

NOTE 3 — RELATED PARTY TRANSACTIONS

On October 8, 2003, in anticipation of completing a business combination with Digital Products of Delaware, Inc. (“Digital”) or another entity, the Company executed a promissory note (the “Promissory Note”) with Richard J. Kurtz, the principal stockholder of the Company and then the principal stockholder of Digital.  Under the Promissory Note, the Company received, and expects to continue to receive, loans that will enable it to meet its anticipated cash operating needs.  The Promissory Note bears interest at 8% per annum and was repayable upon the first anniversary of the making of the first loan.  As the first anniversary of the Promissory Note has occurred, the amount due under the Promissory Note is payable on demand.  As of June 30, 2006, the principal balance and accrued interest due under the Promissory Note are $670,000 and $54,688, respectively (see Note 5 for additional information).

NOTE 4 — STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board issued FAS 123R, “Share-Based Payment.”  FAS 123R is a revision of FAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees.”  Among other items, FAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements, based on the grant date fair value of those awards.  The effective date of FAS 123R for the Company was January 1, 2006.  FAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method.  Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of FAS 123R for all share-based payments granted after that date, and based on the requirements of FAS 123 for all unvested awards granted prior to the effective date of FAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with FAS 123. The Company has adopted the modified prospective method of recognition, and has recognized the cost, if any, in its financial statements for the interim periods ended June 30, 2006.

Prior to the adoption of FAS 123R, the Company had applied APB 25 and related interpretations in accounting for its stock-based compensation plans.  Accordingly, no compensation cost had been recognized for its stock option plan.  Rather, the Company complied with FAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FAS 123,” which provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  FAS 148 also amended the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  Since there were no unvested awards during the three and six months ended June 30, 2006 and 2005, the Company’s net (loss) income would not have been adjusted for these periods for awards granted under the Company’s stock-based compensation plans in accordance with FAS 123.

The Company had utilized the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While FAS 123R permits entities to continue to use such a model, it also permits the use of a “lattice” model.  The Company expects to continue using the Black-Scholes option pricing model with its adoption of FAS 123R to measure the fair value of stock options.

NOTE 5 — PROPOSED MERGER

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

The transaction is characterized as a “reverse merger” for accounting purposes.  Application of reverse merger accounting would result in IFL being deemed to be the acquirer and the continuing entity for accounting purposes.

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

On April 25, 2006, the Company entered into a Letter Agreement (the “Agreement”) with International Fight League, Inc. (“IFL”) and Richard J. Kurtz, the Company’s principal stockholder.  The Agreement sets forth the proposed terms of a transaction in which the Company would acquire 100% of the issued and outstanding common and preferred stock of IFL in exchange for shares of common stock of the Company which, upon their issuance, would be equal to 95% of the issued and outstanding shares of common stock of the Company.  The Agreement further provides that Mr. Kurtz shall immediately purchase certain equity interests in IFL which would be converted into interests in the Company if the acquisition of IFL were consummated.  If the proposed transaction is not consummated, Mr. Kurtz would receive additional equity interests in IFL.  The Agreement also provides that, upon consummation of the transaction, Mr. Kurtz will convert the promissory note issued by the Company to him, under which principal and interest of $651,000 was outstanding at the time of the Agreement, into shares of common stock of the Company.  IFL has agreed not to solicit, initiate, discuss or negotiate any other acquisition proposal or offer during the period in which the Agreement is in effect.  The Company may terminate the Agreement at any time in its sole discretion.  The Company and IFL are currently negotiating a definitive agreement with respect to the proposed transaction.  The Company expects that the definitive agreement will be executed during the third quarter.

Results of Operations

From inception through June 30, 2006, the Company has generated no revenues from product sales or services and has not been profitable.  As the Company evaluates various strategic alternatives in its quest for new growth areas that will maximize value to existing stockholders, the Company expects to incur additional losses.

Three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005

The Company’s total operating costs, consisting of general and administrative expenses, were $147,000 and $261,000, respectively, for the three and six month periods ended June 30, 2006 as compared to $116,000 and $217,000 for the comparable periods in 2005, reflecting increases of $31,000 and $44,000, respectively, for the three and six month periods.  These increases are primarily attributable to supplemental costs incurred for professional fees in connection with the Company’s contemplated business combination with IFL.

During the six months ended June 30, 2005, the Company assigned all of its rights, interest and obligations in O6-BG to its sublicensee for the contract amount of $158,750.  In connection with the assignment, the Company paid a royalty in the amount of $17,500 to the United States Public Health Service.  The net amount of these transactions is reflected as other income in the first quarter of 2005.  There were no comparable transactions in 2006.

Liquidity and Capital Resources

At June 30, 2006, the Company’s aggregate cash and cash equivalents were $9,000, a decrease of $42,000 from the end of the prior year.  The combination of cash available at the beginning of the year and loan proceeds of $155,000 received from the Company’s principal stockholder during the six month period ended June 30, 2006, was used for cash payments aggregating $197,000 for operating activities.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

As reported in the Company’s Annual Report in Form 10-K, the Company has been seeking a merger or sale to acquire other operating businesses which perceive value in becoming a publicly traded corporation. Certain factors may affect the Company’s opportunities to merge or sell itself to other operating businesses. In addition to the other information in this Quarterly Report on Form 10-Q, the Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 have not materially changed except as set forth below.

Future Mergers or Sales Will Cause Dilution or Adversely Affect Results

On April 25, 2006, the Company entered into a Letter Agreement (the “Agreement”) with International Fight League, Inc. and Richard J. Kurtz, the Company’s principal stockholder.  The Agreement sets forth the proposed terms of a transaction in which the Company would acquire 100% of the issued and outstanding common and preferred stock of IFL in exchange for shares of common stock of the Company which, upon their issuance, would be equal to 95% of the issued and outstanding shares of common stock of the Company. Upon the consummation of the proposed transaction, the Company will (i) issue equity securities that will substantially dilute current stockholders’ percentage ownership in the Company; (ii) possibly incur substantial debt; or (iii) possibly assume contingent liabilities.  Such actions could cause the Company’s operating results or the price of the Company’s common stock to decline.

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

PALIGENT INC.
(Registrant)

Date: August 11, 2006	by:	/s/ Salvatore A. Bucci
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