Form 10-Q
period 2006-09-30
PALIGENT INC
filed 2006-11-14
CIK 885475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☒     NO  ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 3, 2006
Common Stock, $0.01 par value	32,490,948

PALIGENT INC.

PALIGENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,618	$51,681
Prepaid expenses and other current assets	9,262	—
Total current assets	$11,880	$51,681

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$90,791	$9,703
Accrued professional services	43,100	27,000
Due to related party	834,224	546,362
Total current liabilities	968,115	583,065

Stockholders’ deficit:
Common stock, $.01 par value; 75,000,000 shares authorized; 32,490,948 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	324,910	324,910
Additional paid-in capital	154,634,974	154,634,974
Accumulated deficit	(155,916,119)	(155,491,268)
Total stockholders’ deficit	(956,235)	(531,384)
Total liabilities and stockholders’ deficit	$11,880	$51,681

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

General and administrative expenses	$163,633	$122,667	$424,851	$340,133

Loss from operations	(163,633)	(122,667)	(424,851)	(340,133)

Other income	—	—	—	141,250

Net loss	$(163,633)	$(122,667)	$(424,851)	$(198,883)

Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	32,490,948	32,490,948	32,490,948	32,490,948

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(424,851)	$(198,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	941
Changes in operating assets and liabilities:
Note receivable	—	(75,000)
Prepaid expenses and other current assets	(9,262)	(10,882)
Subtenant receivable	—	30,000
Accounts payable and accrued expenses	97,188	9,100
Interest payable to related party	37,862	18,423
Net cash used in operating activities	(299,063)	(226,301)

Cash provided by financing activities:
Proceeds from related party loan	250,000	220,000

Net decrease in cash and cash equivalents	(49,063)	(6,301)

Cash and cash equivalents at beginning of period	51,681	21,388

Cash and cash equivalents at end of period	$2,618	$15,087

The accompanying notes are an integral part of the condensed consolidated financial statements.

PALIGENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Interim Financial Statements

The unaudited condensed consolidated interim financial statements included herein have been prepared by Paligent Inc. (“Paligent” or the “Company”) pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position of the Company at September 30, 2006 and the results of its operations and its cash flows for the interim periods ended September 30, 2006 and 2005. The condensed consolidated balance sheet as of December 31, 2005 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year or any other interim period.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  The Company has incurred losses from operations since inception, has working capital and stockholders’ deficits and has limited cash to fund operations in 2006.  The Company is presently relying on borrowings from Richard J. Kurtz, a director and the principal stockholder of the Company, to fund continuing operations.  Mr. Kurtz has made no commitment to continue to make loans to the Company.

On August 25, 2006, the Company entered into an Agreement and Plan of Merger with International Fight League, Inc. (“IFL”), which will be considered for approval at a stockholders meeting on November 27, 2006 (see Note 5 – “Proposed Merger”).  No assurance can be given that the Company will be able to complete the proposed business combination.  Further, if the proposed merger is consummated, no assurance can be given that sufficient capital resources will be available to the combined entity.  If the Company is unable to generate significant revenue from merged operations, or secure sufficient financing for operations resulting from the proposed merger, including additional financing from Mr. Kurtz, the Company will experience a cash shortage in 2006, the effect of which could result in the discontinuance of operations.  If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

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

For the three and nine months ended September 30, 2006 and 2005, the Company had stock options and warrants outstanding that were anti-dilutive.  These securities could potentially dilute basic EPS in the future but were not included in the computation of diluted EPS for the periods presented because to do so would have been anti-dilutive.  Consequently, there were no differences between basic and diluted EPS for these periods.

NOTE 3 – RELATED PARTY TRANSACTIONS

On October 8, 2003, in anticipation of completing a business combination with Digital Products of Delaware, Inc. (“Digital”) or another entity, the Company executed a promissory note (the “Promissory Note”) with Richard J. Kurtz, the principal stockholder of the Company and then the principal stockholder of Digital.  Under the Promissory Note, the Company received, and expects to continue to receive, loans that will enable it to meet its anticipated cash operating needs.  The Promissory Note bears interest at 8% per annum and was repayable upon the first anniversary of the making of the first loan.  As the first anniversary of the Promissory Note has occurred, the amount due under the Promissory Note is payable on demand.  As of September 30, 2006, the principal balance and accrued interest due under the Promissory Note are $765,000 and $69,224, respectively (see Note 5 for additional information).

NOTE 4 – STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board issued FAS 123R, “Share-Based Payment.”  FAS 123R is a revision of FAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees.”  Among other items, FAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements, based on the grant date fair value of those awards.  The effective date of FAS 123R for the Company was January 1, 2006.  FAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method.  Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of FAS 123R for all share-based payments granted after that date, and based on the requirements of FAS 123 for all unvested awards granted prior to the effective date of FAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with FAS 123. The Company has adopted the modified prospective method of recognition, and has recognized the cost, if any, in its financial statements for the interim periods ended September 30, 2006.

Prior to the adoption of FAS 123R, the Company had applied APB 25 and related interpretations in accounting for its stock-based compensation plans.  Accordingly, no compensation cost had been recognized for its stock option plan.  Rather, the Company complied with FAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FAS 123,” which provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  FAS 148 also amended the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  Since there were no unvested awards during the three and nine months ended September 30, 2006 and 2005, the Company’s net (loss) income would not have been adjusted for these periods for awards granted under the Company’s stock-based compensation plans in accordance with FAS 123.

The Company had utilized the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While FAS 123R permits entities to continue to use such a model, it also permits the use of a “lattice” model.  The Company expects to continue using the Black-Scholes option pricing model with its adoption of FAS 123R to measure the fair value of stock options.

NOTE 5 – PROPOSED MERGER

On August 25, 2006, the Company entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”) with IFL Corp. (“Merger Sub”) and IFL.  Pursuant to the terms of the Merger Agreement, upon satisfaction or waiver of the conditions contained therein, Merger Sub will be merged with and into IFL (the “Merger”).  As a result, the Company will acquire 100% of the issued and outstanding common and preferred stock of IFL, and the holders of IFL common and preferred stock will receive shares of common stock of the Company which, upon their issuance, would be equal to approximately 95% of the issued and outstanding shares of common stock of the Company.  In addition, in connection with the Merger, options to purchase shares of common stock of IFL outstanding prior to the Merger will be converted into options to purchase shares of common stock of the Company on the same terms and conditions applicable to such options prior to the Merger, under a new equity incentive plan submitted for the approval of the Company’s stockholders together with the Merger (the “Incentive Plan”).

In connection with the Merger, the Company has also agreed, subject to stockholder approval, to effect, immediately prior to the Merger, a 1-for-20 reverse stock split of the Company’s common stock (the “Reverse Stock Split”), such that the number of shares of common stock of the Company outstanding following the Merger shall be approximately the number of shares of common stock of the Company currently outstanding.  Furthermore, following consummation of the Merger, the Company has agreed to change its name to International Fight League, Inc. (the “Name Change”).

On October 30, 2006, the Company filed a proxy statement in connection with the solicitation by the board of directors of the Company of proxies to be voted at a special meeting of the Company’s stockholders to be held on November 27, 2006.  The proxy statement, accompanying proxy and notice of special meeting were mailed on or about November 1, 2006 to all stockholders of record of the Company as of the close of business on October 24, 2006.  The only matters to be considered at the special meeting are proposals relating to the proposed merger of the Company and IFL, pursuant to the Merger Agreement.  The closing of the Merger is contingent upon the approval of the Merger by the Company’s stockholders, approval of the Reverse Stock Split, approval of the Incentive Plan, approval of the Name Change and the election of five directors to the Company’s Board of Directors (the “Election”).  The Election is effective only upon the consummation of the Merger.

The transaction is characterized as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America, pursuant to which IFL would be deemed to be the acquirer and the continuing entity for accounting purposes.  Accordingly, reported results of operations of the combined group issued after completion of the transaction will reflect IFL’s operations.

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

On April 25, 2006, the Company entered into a Letter Agreement (the “Agreement”) with International Fight League, Inc. (“IFL”) and Richard J. Kurtz, a director of the Company and the Company’s principal stockholder.  The Agreement set forth the proposed terms of a transaction in which the Company would acquire 100% of the issued and outstanding common and preferred stock of IFL in exchange for shares of common stock of the Company which, upon their issuance, would be equal to 95% of the issued and outstanding shares of common stock of the Company.  The Agreement further provided that Mr. Kurtz would then immediately purchase preferred stock of IFL, which would be converted into common stock of the Company if the merger was consummated.  The Agreement also provided that, upon consummation of the transaction, Mr. Kurtz would convert the then outstanding balance of principal and interest owing under the promissory note issued to him by the Company, the aggregate amount of which was $651,000, into shares of common stock of the Company (see Note 3 – “Related Party Transactions”).

On August 25, 2006, the Company entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”) with IFL Corp. (“Merger Sub”) and IFL.  Pursuant to the terms of the Merger Agreement, upon satisfaction or waiver of the conditions contained therein, Merger Sub will be merged with and into IFL (the “Merger”).  As a result, the Company will acquire 100% of the issued and outstanding common and preferred stock of IFL, and the holders of IFL common and preferred stock will receive shares of common stock of the Company which, upon their issuance, would be equal to approximately 95% of the issued and outstanding shares of common stock of the Company.  In addition, in connection with the Merger, options to purchase shares of common stock of IFL outstanding prior to the Merger will be converted into options to purchase shares of common stock of the Company on the same terms and conditions applicable to such options prior to the Merger, under a new equity incentive plan submitted for the approval of the Company’s stockholders together with the Merger (the “Incentive Plan”).

In connection with the Merger, the Company has also agreed, subject to stockholder approval, to effect, immediately prior to the Merger, a 1-for-20 reverse stock split of the Company’s common stock (the “Reverse Stock Split”), such that the number of shares of common stock of the Company outstanding following the Merger shall be approximately the number of shares of common stock of the Company currently outstanding.  Furthermore, following consummation of the Merger, the Company has agreed to change its name to International Fight League, Inc. (the “Name Change”).

In order to induce IFL to enter into the Merger Agreement, and in connection with the Merger Agreement, Mr. Kurtz and members of his family (the “Principal Stockholders”), who own collectively approximately 54.5% of the Company’s outstanding common stock, entered into a voting agreement with the Company and IFL, dated as of August 25, 2006 (the “Kurtz Voting Agreement”), pursuant to which the Principal Stockholders have agreed, among other things, to vote in favor of the approval of the Merger and the other matters to be approved in connection with the Merger, upon the terms set forth in the Kurtz Voting Agreement.  The Kurtz Voting Agreement otherwise terminates upon the termination of the Merger Agreement.

In connection with and as required by the Merger Agreement, the Company and Mr. Kurtz have entered into a contribution agreement, dated as of August 25, 2006 (the “Kurtz Contribution Agreement”).  The Kurtz Contribution Agreement provides that, immediately following consummation of the Merger, Mr. Kurtz will contribute to the Company all or a portion of the amounts owed to him by the Company pursuant to the promissory note issued to him by the Company, but not less than $651,000, in exchange for shares of common stock of the Company.  Pursuant to the Contribution Agreement, Mr. Kurtz will receive a number of shares of common stock of the Company equal to the aggregate amount of obligations contributed divided by the greater of (x) $0.40 and (y) the closing price of a share of common stock of Company on the date which is set as the record date for purposes of determination of stockholders entitled to vote with respect to the Merger.

On October 30, 2006, the Company filed a proxy statement in connection with the solicitation by the board of directors of the Company of proxies to be voted at a special meeting of the Company’s stockholders to be held on November 27, 2006.  The proxy statement, accompanying proxy and notice of special meeting were mailed on or about November 1, 2006 to all stockholders of record of the Company as of the close of business on October 24, 2006.  The only matters to be considered at the special meeting are proposals relating to the proposed merger of the Company and IFL, pursuant to the Merger Agreement.  The closing of the Merger is contingent upon the approval of the Merger by the Company’s stockholders, approval of the Reverse Stock Split, approval of the Incentive Plan, approval of the Name

Change and the election of five directors to the Company’s Board of Directors (the “Election”).  The Election is effective only upon the consummation of the Merger.

Each of the Company and IFL has made customary representations and warranties in the Merger Agreement, including among others, representations and warranties relating to the Company’s capitalization, compliance with laws, litigation, taxes, employee benefits and ownership of assets.  The Company has also made representations and warranties with respect to the fact that it has no current operations.  The Company has also agreed to customary covenants in the Merger Agreement, including among others, not to solicit, initiate, knowingly encourage or facilitate proposals relating to alternative acquisition proposals.

The Merger Agreement contains certain termination rights for both IFL and the Company, including a provision which would allow the Board of Directors of each of the Company and IFL to terminate the Merger Agreement in order to comply with its fiduciary duties.  No assurance can be given that the conditions to closing the transactions contemplated by the Merger Agreement will be satisfied, or that the transactions contemplated by the Merger Agreement ultimately will be consummated.

The foregoing descriptions of the Merger Agreement, the Kurtz Voting Agreement and the Kurtz Contribution Agreement do not purport to be complete and are qualified in their entirety by reference to the Merger Agreement, the Kurtz Voting Agreement and the Kurtz Contribution Agreement, which were filed as Exhibits 2.1, 10.14 and 10.15 to the Current Report on Form 8-K on August 31, 2006.  The Merger Agreement contains representations and warranties that the parties to the Merger Agreement made to and solely for the benefit of each other.  Accordingly, investors and security holders should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances, since they were only made as of the date of the Merger Agreement.  Moreover, information concerning the subject matter of such representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Results of Operations

From inception through September 30, 2006, the Company has generated no revenues from product sales or services and has not been profitable.

Three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005

The Company’s total operating costs, consisting of general and administrative expenses, were $164,000 and $425,000, respectively, for the three and nine month periods ended September 30, 2006 as compared to $123,000 and $340,000 for the comparable periods in 2005, reflecting increases of $41,000 and $85,000, respectively, for the three and nine month periods.  These increases are primarily attributable to supplemental costs incurred for professional fees in connection with the Company’s contemplated business combination with IFL.

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

Liquidity and Capital Resources

At September 30, 2006, the Company’s aggregate cash and cash equivalents were $3,000, a decrease of $49,000 from the end of the prior year.  The combination of cash available at the beginning of the year and loan proceeds of $250,000 received from the Company’s principal stockholder during the nine month period ended September 30, 2006, was used for cash payments aggregating $299,000 for operating activities.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Future Mergers or Sales Will Cause Dilution or Adversely Affect Results

On October 30, 2006, the Company filed a proxy statement in connection with the solicitation by the board of directors of the Company of proxies to be voted at a special meeting of the Company’s stockholders to be held on November 27, 2006.  At the special meeting, proposals relating to the Merger of the Company and IFL, pursuant to the Merger Agreement, will be considered.  Upon the consummation of the proposed transaction, the Company will (i) issue equity securities that will substantially dilute current stockholders’ percentage ownership in the Company; (ii) possibly incur substantial debt; or (iii) possibly assume contingent liabilities.  Such actions could adversely affect the Company’s operating results and cause the price of the Company’s common stock to decline.

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

PALIGENT INC.
(Registrant)

Date: November 14, 2006	by:	/s/ Salvatore A. Bucci
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