Form 10-K
period 2006-12-31
International Fight League, Inc.
filed 2007-04-02
CIK 885475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                    .

Commission file number:  000-21134

International Fight League, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	04-2893483
(State or Other	(I.R.S. Employer
Jurisdiction of	Identification
Incorporation or	Number)
Organization)

424 West 33rd Street, Suite 650
New York, New York	10001
(Address of Principal Executive Offices)	(ZIP Code)

212.356.4000

(Registrant’s telephone number,

including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of class

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐.     Accelerated filer ☐.     Non-accelerated filer ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐      No  ☒

As of June 30, 2006, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, was approximately $1,456,803 (based on the last sale price of such stock on such date as reported by the OTC Bulletin Board and assuming, for the purpose of this calculation only, that all of the registrant’s directors, executive officers and 5% or greater stockholders were affiliates).

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share as of March 30, 2007, was 53,500,488.

DOCUMENTS INCORPORATED BY REFERENCE

None.

iii

Part I

Item 1 – Business

Overview

We are the world’s first professional mixed martial arts sports (“MMA”) league.  Our business was founded in 2005 to organize, host and promote live and televised MMA sporting events and to capitalize on the growing popularity of MMA in the United States and around the world.  At the core of our business are our 12 teams, which comprise some of the world’s most highly regarded MMA athletes and coaches.  Our sporting events typically showcase four teams, in two-team match-ups, with athletes competing in one-on-one matches across five weight divisions.  These events create a body of television programming content that we currently distribute through arrangements with Fox Sports Net (“FSN”), a national sports cable network available to over 80 million households across the United States and MyNetworkTV, Inc. (“MNTV”), a broadcasting network available to over 100 million homes. We earn revenue from live event ticket sales, sponsorships and promotions and licensing of our intellectual property.  We have held ten live events, the first of which took place during the second quarter of 2006, the first period in which we recognized revenues.  During the year ended December 31, 2006, we recognized a net loss of approximately $9.6 million.

MMA is a sport that is growing in popularity around the world.  In MMA matches, athletes combine a variety of fighting styles, such as boxing, judo, jiu-jitsu, karate, kickboxing, muy thai, tae kwon do and/or wrestling, in each fight.  Typically, MMA sporting events are promoted either as championship matches or as vehicles for well-known individual athletes.  Professional MMA competition conduct is regulated primarily by rules implemented by state athletic commissions and is currently permitted in 33 jurisdictions. To foster athlete safety and a broader acceptance of the sport, we have established our own rules of conduct, including bans on certain dangerous moves, such as elbow strikes to an opponent’s head, placing more emphasis on the sport and competition.

Our mission is to popularize our league based on the success of our teams while developing household “stars” similar to other professional sports leagues.  Our uniqueness is derived from our team-based league structure, where individual exclusive athletes are members of teams that are regionally situated throughout the world.  The league format enables the announcement of a full calendar of events in advance of the season, enabling fans, sponsors, and athletes to plan for a full year of events, which is a new concept for MMA.  Each of our teams consists of a world recognized coach and eight athletes.  During each team match, there are five one-on-one matches, one in each weight class (lightweight, welterweight, middleweight, light heavyweight, and heavyweight).  The team with three one-on-one matches victories wins the competition.  The regular season will be followed by post-season playoffs culminating in two teams competing for the annual IFL championship.  We launched our first full season in 2007, which will consist of a six-month regular season and a two-month post-season.  We held the first four 2007 regular season matches on January 19, February 2 and 23, and March 17, 2007 in Oakland, California, Houston, Texas, Atlanta, Georgia, and Los Angeles, California, respectively.  In addition to the anticipated 2007 regular season, we expect to host an “All-Star” tournament with the top four athletes from each weight class competing.  Generally, athletes will be signed to exclusive contracts for the entire season.  These contracts typically will provide a base compensation, as well as team and individual performance incentives. For most of our athletes, we retain exclusive rights to extend the 2007 regular season contract for an additional year and, even if we do not extend the term, an exclusive first negotiation right for the 2008 season. This approach will allow athletes to train on a full-time basis, which differs markedly from the event-by-event contracts that historically provided the only form of compensation for MMA athletes.  Each athlete and team coach is and will be an independent contractor.

Our management believes that the league and team approach to MMA gives us a substantial competitive advantage in that our organization is not dependent on a single athlete’s success and has the ability to build the popularity of individual athletes as well as its teams and the league in general.

Our operations are centered on the following three business components:

•                              Live and Televised Entertainment, which consists of live events in arenas and free distribution of IFL content on basic cable television.

•                              Sponsorships and Promotions, which consists of sponsorships for live events and televised productions and related promotion opportunities.

•                              Branded Merchandise, which consists of licensing and marketing of our intellectual property.

Corporate History

From our incorporation in 1985 through 1999, we operated, under the name Procept, Inc., as a biotechnology company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology.  During 1999, our principal efforts were devoted to drug development and human clinical trials focusing on two biotechnology compounds, PRO 2000 Gel and O6-Benzylguanine.  During fiscal 2000, we closed our research facilities and out-licensed PRO 2000 Gel and O6-Benzylguanine, which had been under development by us for several years.  In September 2004, we transferred all of our rights, title and interest in PRO 2000 Gel pursuant to an option duly exercised by our sublicensee, and in March 2005, we assigned all of our rights, interests and obligations in O6-BG.

In January 2000, we acquired Heaven’s Door Corporation, a company that provided products and services over the Internet.  Effective with the acquisition of Heaven’s Door, our name was changed from Procept, Inc. to HeavenlyDoor.com, Inc.  At the same time, Procept, Inc. became the new name of the Company’s subsidiary, Pacific Pharmaceuticals, Inc., a company engaged in the development of cancer therapies, which we acquired in March 1999.  After a sustained period of deterioration in the Internet and technology sectors and related capital markets, we decided, in the fourth quarter of 2000, to discontinue the pursuit of our Internet strategy.  Shortly thereafter, we entered into an agreement to sell all of our Web-based assets and Internet operations and ceased our Internet activities.  In connection with this agreement, we changed our name, on December 31, 2000, from HeavenlyDoor.com, Inc. to Paligent Inc. (“Paligent”).

From 2001 until the Merger (as described below), we had been engaged in seeking business opportunities to maximize value for our shareholders.

On November 29, 2006, we acquired International Fight League, Inc., a privately held Delaware corporation (“Old IFL”), pursuant to an agreement and plan of merger, dated as of August 25, 2006, as amended (the “Merger Agreement”), by and among us, IFL Corp., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and Old IFL, providing for the merger of Merger Sub and Old IFL, with Old IFL being the surviving corporation and becoming our wholly owned subsidiary (the “Merger”).  Immediately following the Merger, we changed our name to International Fight League, Inc., and Old IFL changed its name to IFL Corp. and continued to operate Old IFL’s business of organizing and promoting a mixed martial arts sports league.

Immediately prior to the Merger, we completed a 1-for-20 reverse stock split of our common stock (the “Reverse Stock Split”).  Except as otherwise specified herein, all references herein to share amounts of our common stock reflect the reverse stock split.  In addition, effective upon the closing of the Merger, all of the pre-Merger Paligent and Old IFL directors, became our directors.  As part of the Merger, we also adopted the International Fight League, Inc. 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) under which all of the options to purchase shares of common stock of Old IFL outstanding prior to the Merger were converted into options to purchase shares of common stock of IFL.

As part of the Merger, we issued 30,872,101 shares of our common stock to the former stockholders of Old IFL in exchange for all of the issued and outstanding shares of common stock of Old IFL (including shares of Old IFL preferred stock which were converted to Old IFL common stock immediately prior to the Merger).  As part of the Merger, in exchange for options to purchase 1,865,000 shares of Old IFL common stock, we issued to the holders thereof options to purchase an aggregate of 1,925,376 shares of our common stock under our 2006 Equity Incentive Plan having substantially the same terms and conditions as the Old IFL options.  As a result of the Merger, the former stockholders of Old IFL became holders of IFL common stock, and holders of Old IFL options became holders of options to acquire shares of IFL common stock.

Following the reverse stock split and the Merger, there were 32,496,948 shares of IFL common stock outstanding, of which the pre-Merger stockholders of Paligent owned approximately 5% and the pre-Merger stockholders of Old IFL owned approximately 95%.  As a result, Old IFL has been treated as the acquiring company for accounting purposes.  The Merger has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States of America.  Reported results of operations of the combined group issued after completion of the transaction will reflect Old IFL’s operations.

Immediately after the Merger, we issued an additional 1,627,500 shares of IFL common stock to Richard J. Kurtz, Paligent’s principal stockholder before the Merger, in exchange for his contribution of $651,000 of indebtedness owing to him under a promissory note issued to him by Paligent.

Unless otherwise indicated or the context otherwise requires, the terms “Company,” “IFL,” “we,” “us,” and “our” refer to International Fight League, Inc. (formerly known as Paligent Inc.) and its subsidiaries, including IFL Corp., after giving effect to the Merger.  Unless otherwise indicated or the context otherwise requires, the term “our business” refers to the mixed martial arts business of Old IFL as continued by IFL Corp. after the Merger.

Corporate History of Old IFL

Old IFL had been organized as a New Jersey limited liability company in 2005 and reincorporated as a Delaware corporation in January 2006.  In the Merger, Old IFL merged with Merger Sub, with Old IFL being the surviving corporation.  As a result of the Merger, Old IFL became our wholly owned subsidiary and changed its name to “IFL Corp.”

Market Opportunity

Mixed Martial Arts

MMA is a sport that is growing in popularity around the world. MMA athletes combine a variety of fighting styles, such as boxing, judo, jiu-jitsu, karate, kickboxing, muy thai, tae kwon do and/or wrestling in each match.  Typically, MMA sporting events are promoted either as championship matches or as vehicles for well-known individual athletes.  MMA is currently permitted in 33 jurisdictions with competition conduct regulated primarily by rules implemented by state athletic commissions, similar to professional boxing.  Athletes win individual matches by knockout, technical knockout (referee or doctor stoppage), submission, or judges’ decision. Scoring for a judges’ decision is conducted by a panel of three judges provided by the relevant state athletic commission, using a ten-point system similar to the scoring system used in boxing.  Referees attending matches are also provided by the relevant state athletic commission and are qualified to referee at a MMA competition.  During fights, which typically consist of three four-minute rounds, referees strictly enforce the rules of conduct for the relevant state’s athletic commission and those required by the organization promoting the event.

The MMA industry is highly fragmented with a variety of promoters and organizations hosting events across the country and globally.  The largest MMA event promoter is the Ultimate Fighting Championship, or the UFC, which began hosting events in 1995 and currently promotes roughly 10 major events yearly that draw sizable live audiences.  Typically, events are promoted on a fight-by-fight basis with little to no guidance about the timing of future events, similar to boxing.

Historically, MMA events were broadcast in the United States only through pay-per-view arrangements.  MMA events were broadcast for the first time on free cable television in 2004 and now attract roughly two million viewers per week, comparable to weekly broadcasts of WWE events.  Spike TV, a cable television broadcaster, is currently broadcasting the fourth season of a popular reality television program, “The Ultimate Fighter,” based on MMA training and competitions. In addition, we understand that competing MMA promoters have continued to grow the pay-per-view audience for their MMA events as well as their presence on broadcast and basic cable television.  In Japan, live MMA sporting events promoted by competitors routinely sell tens of thousands of seats, are broadcast on major Japanese television networks, and appear on pay-per-view and home video throughout the rest of the world.  MMA events in the United States now generate attendance and pay-per-view audiences similar to professional boxing and wrestling.

The talent pool for MMA athletes is growing rapidly as there are thousands of martial arts focused training schools in the United States.  It is estimated that there are millions of martial arts practitioners, including high school and college wrestling participants, in the United States alone.  In addition, MMA is truly a global sport with many foreign athletes competing in U.S.-based events, and many U.S. athletes competing in international organizations such as Pride Fighting and K-1 (kickboxing) of Japan.  MMA athletes typically begin their careers after successfully competing in wrestling, martial arts, kickboxing, or other related sports.  Training schools such as Miletich’s Fighting System, led by former UFC Champion and current IFL coach Pat Miletich, and Team Quest, led by top ranked middleweight and current IFL coach Matt Lindland, serve as a major pipeline for MMA talent, and the IFL specifically, seeking to attract interest from professional MMA athletes.

International Fight League

Through our subsidiary, IFL Corp., we operate the world’s first professional MMA sports league—International Fight League.  We were founded in 2005 to organize, host and promote live and televised mixed martial arts sporting events and to capitalize on the growing popularity of mixed martial arts in the United States and around the world.  Using our unique league and team concept, we believe that we are positioned to rapidly become a market leader in the MMA industry.  We believe that our league and team approach to mixed martial arts gives us a substantial competitive advantage in that our success will not depend on a single athlete’s success.  In addition, by establishing teams and holding scheduled events on a seasonal basis, our league-based model focuses on gaining substantial sponsorship, promotion and marketing opportunities as we develop our market presence and brand awareness.

We currently operate twelve MMA teams, have held ten live MMA sporting events, including a four-event tournament called “The World Team Championship.”  In 2007, we launched our first full season made up of a six-month regular season with a two-month post-season, including semi-final and championship matches.  Our live events and television programming are directed at 18- to 49-year-old males, with a core target audience of 18- to 34-year-old males.

In addition to operating the world’s first professional MMA sports league, we believe that our operations are unique compared to those of other MMA event promoters in many ways, including:

•                              our sporting events are held in an over-sized, five-rope boxing ring rather than a cage, which we believe to be the most conducive environment for the athletes, fans and television production;

•                              we announce our full season in advance, which enables marketers, sponsors, broadcasters, fans and the teams to plan accordingly;

•                              to foster athlete safety and a broader acceptance of the sport, we have established our own rules of conduct, including bans on certain dangerous moves, such as elbow strikes to an opponent’s head, placing more emphasis on the sport and competition;

•                              we presently own each team, which has a set annual operating budget;

•                              building equity in the league, teams and athletes;

•                              we have granted team coaches options to purchase our common stock, which aligns their interests with those of our stockholders; and

•                              we offer a performance bonus system for athletes and coaches, including both individual and team incentives.

Each team features five “starter” athletes (many teams also have “alternate” athletes) consisting of lightweight, welterweight, middleweight, light heavyweight and heavyweight athletes.  Each team has its own uniforms, logos, and team colors.  IFL has recruited a number of MMA champions to serve as athletes and coaches for its teams.  IFL coaches are generally under exclusive team coaching contracts with IFL for a period of five or six years.

To date, we have formed twelve teams and are in the process of establishing additional teams for 2008 as follows:

ifl coaches and teams

Team	Based	Coach	Past Affiliation
Anacondas	Los Angeles	Bas Rutten	UFC, WFA, Pancrase (Japan)
Dragons	Toronto	Carlos Newton	UFC, Pride, K-1
Razorclaws	San Jose	Frank Shamrock	UFC, Pancrase, K-1
Sabres	Tokyo	Simon Inoki
Wolfpack	Portland	Matt Lindland	UFC, WFA, Olympic Wrestler
Tigersharks	Seattle	Maurice Smith	UFC, Pride, Pancrase
Silverbacks	Quad Cities	Pat Miletich	UFC
Pitbulls	New York	Renzo Gracie	Pride, K-1
Lions	Nevada	Ken Shamrock	UFC, Pride
Scorpions	Tucson	Don Frye	UFC, Pride, K-1
Condors	Southern California	Marco Ruas	UFC
Bulldogs(1)	England	Ian Freeman	UFC, Cage Rage, Pancrase
Red Bears	Chicago	Igor Zinoviev
TBD(1)	Brazil	Mario Sperry
TBD(1)	Mexico	Hector Pena

(1) - New team for 2008 season

Strategy

Our objective is to use our MMA league and team business model to become a leader in the creation, production and promotion of live and televised MMA sporting events and to market our content and brands around the world.  Using our team and league approach, we seek to build multiple revenue streams much like other professional sports leagues.  Key elements of our strategy are to:

•                              produce high quality live events, branded programming and consumer products for distribution;

•                              expand existing television distribution relationships and develop broader distribution arrangements for branded programming worldwide;

•                              increase the licensing and direct sale of IFL branded products through distribution channels;

•                              expand our Internet operations to further promote the IFL brand and to develop additional sources of revenue; and

•                              form strategic relationships with other sports, media, and entertainment companies to further promote the IFL brand and products.

Operations, Sales and Marketing

Our operations are centered on the following three business components:

•                              Live and televised entertainment, which consists of live events in arenas and the distribution of our content on free basic cable, international television, pay-per-view and video-on-demand;

•                              Sponsorships and promotions, which consists of sponsorships for live events and televised productions and related promotional opportunities; and

•                              Branded merchandise, which consists of the licensing and marketing of our intellectual property.

Live and Televised Entertainment

Live MMA events are the cornerstone of our business, and provide content for our television programming. In 2006, our events were broadcast in the United States through FSN and in Canada through Rogers Sports Network, a Canadian broadcaster and affiliate of FSN. For 2007, our events and related programming are broadcast on both FSN and MNTV. We recently entered into an exclusive relationship with Alfred Haber Distribution, Inc. to distribute the FSN and MNTV programming internationally. However, no international arrangements have been made as of yet. Each live event is a high-quality production, incorporating original music scores, computer-generated graphics, specialized lighting and in-arena large video screens.  Production costs for MMA sporting events, including equipment, insurance, temporary personnel and other live event-specific costs, constitute our largest expense item, contributing an expense of approximately $5.3 million for the year ended December 31, 2006.

Live Events.  We hosted our first tournament, “The Legends Championship,” with one event in April 2006 and one event in June 2006 at the Trump Taj Mahal Hotel & Casino in Atlantic City, New Jersey.  These events were promoted through a variety of media outlets, including television, radio, print, the Internet and local grass roots marketing efforts.  In September 2006, we launched a four-event live tournament, “The World Team Championship,” with two live events in Portland, Oregon, one in Moline, Illinois and one in Uncasville, Connecticut at Mohegan Sun.  During the year ended December 31, 2006, we recognized approximately $672,000 of revenue from box office receipts for live events.

We launched our first full regular season of MMA sporting events in January 2007.  We added four teams to the league, for a total of twelve teams for the 2007 regular season. All “starter” athletes have signed contracts for the 2007 regular season. The 2007 season will include a six-month regular season, with a two-month post-season, including semi-final and championship matches.  During the regular season, we anticipate that there will be 9 live MMA sporting events, with each team competing three times.  The four teams with the best records will continue to compete in the post-season semi-finals and, ultimately, the championship match.

After the 2007 championship match, we expect to host additional live events featuring our standout athletes and all-stars in each weight class in a “Grand Prix” tournament where athletes will compete for weight class titles.

IFL’s team and league structure is scalable to allow for the addition of new teams both domestically and internationally.  These new teams, regardless of their origin, can take part in our full season, and support hosting live events outside the United States.

Television Programming.  We produce and own our television programming and video library.  The primary television outlet for our programming in 2006 was Fox Sports Net.  During the year ended December 31, 2006, during which period the Legends Championship and the World Team Championship were broadcast, we treated our arrangement with Fox Sports Net as a barter transaction, recognizing an estimated $1.4 million in television rights revenues and charging an equivalent amount to cost of revenues.

Under our current television rights agreement, which covers only the broadcasts of The World Team Championship and expires in June 2007, Fox Sports Net has agreed to broadcast ten hours of original MMA programming.  The broadcasts will include six one-hour broadcasts, a two-hour season championship finale broadcast and a two-hour Best Damn Sports Show Special broadcast during prime-time.  Fox Sports Net previously televised three one-hour segments of “The Legends Championship” in May and June 2006.

On January 15, 2007, we entered into a letter of intent with Fox Cable Networks, Inc. (“Fox”) and MNTV (MNTV, together with Fox, the “Fox Entities”), which set forth certain terms and conditions under which we and the Fox Entities propose to create, promote and distribute IFL MMA content through a three-tier television and new media programming alliance.

We and the Fox Entities have commenced negotiation of definitive agreements in respect of the transactions contemplated by the letter of intent, including without limitation (2) broadcast rights agreements, securities purchase agreement, warrant agreement, master services agreement and limited liability company operating agreement.  The definitive agreements are to contain certain provisions consistent with the terms proposed in the letter of intent.

The parties’ obligation to negotiate the definitive agreements will terminate if the definitive agreements are not executed by April 5, 2007 (which date had been extended from March 15, 2007, by mutual agreement of the parties), or if the parties mutually agree to terminate negotiations earlier.  None of the parties is obligated to consummate the transactions contemplated by the letter of intent, except pursuant to the definitive agreements.

The letter of intent also calls for us and Fox to establish a joint venture to manage and distribute IFL related digital media rights including online/Internet, broadband and mobile/wireless.

Key terms of the proposed definitive agreements are as follows:

Fox Sports Net, Inc. Distribution Agreement

•                                          The initial term of the agreement would extend for three years commencing January 1, 2007.  Thereafter, Fox would retain two consecutive, unilateral three-year options to extend the initial term.

•                                          FSN would retain exclusive distribution rights to all IFL regular season, playoff and championship events (the “Scheduled Events”) each year of the term, which would consist of no fewer than 22 one-hour late night event programs (the “Programs”), produced by IFL, beginning in the second quarter of 2007.

•                                          FSN would retain an exclusive right of first refusal to acquire exclusive distribution rights for all other MMA events controlled or created by IFL, and a right to match any third-party offer in connection with one grand prix event per year.

•                                          FSN would retain exclusive U.S. distribution rights for all IFL related video-on-demand and to one pay-per-view event per year.

•                                          In the event IFL decides to offer international distribution rights, Fox would have an exclusive right of first refusal for the Latin American and Middle Eastern markets which would not include any over-the-air rights.

•                                          FSN would have the exclusive right to produce all IFL related ancillary programming, with limited ancillary programming rights reserved by IFL.

•                                          FSN would use its commercially reasonable efforts to clear a telecast of each Program in a minimum of 50 million homes.

•                                          During the initial term, IFL would be responsible for all production costs of each Program.

•                                          IFL would also be allocated a limited amount of advertising time on FSN during each Program.

MyNetworkTV Distribution Agreement

•                                          The initial term of the agreement would extend for one year commencing upon the first 2007 IFL event telecast. Thereafter, Fox would retain two consecutive, unilateral one-year options to extend the initial term.

•                                          MNTV would have exclusive over-the-air television distribution rights within the United States to the Scheduled Events and would order 22 programs.

•                                          During the initial term, MNTV would pay IFL $50,000 for the initial telecast and $20,000 for the second telecast of such program, with the amounts increasing in subsequent terms.

•                                          IFL would also be allocated a limited amount of advertising time on MNTV during each telecast.

Digital Media Rights Joint Venture and Equity

•                                          Fox and IFL would form a joint venture to manage the digital media rights to all IFL content in perpetuity.

•                                          Fox would acquire 4,800,000 shares of IFL common stock and a five-year warrant to purchase 1,500,000 shares of common stock at an exercise price of $1.25 per share.

•                                          Fox and/or an affiliate would pay IFL $6,000,000 in cash upon the closing of the proposed transactions.

•                                          IFL would grant Fox demand and piggyback resale registration rights with respect to the shares of common stock, including those issuable upon exercise of the warrants.

Although the parties intend to work towards the negotiation and execution of the definitive agreements, there is no assurance that the parties will be able to agree on and enter into the definitive agreements.

International.  We intend to pursue opportunities for expansion into international markets by seeking contracts with local terrestrial, cable and satellite television providers in as many countries as we are able, and by providing our content in local languages.  Because of the growing popularity of MMA throughout the world, we expect a positive response from foreign broadcasters.  Rogers Sports Network had rights to distribute our 2006 event programming in Canada through an arrangement with Fox Sports Net.  We recently entered into an exclusive relationship with Alfred Haber Distribution, Inc. to distribute the FSN and MNTV programming internationally. However, no international arrangements have been made as of yet.

Pay-Per-View Television Programming.  We believe that pay-per-view television distribution presents opportunities to generate significant additional revenue.  In an effort to build our brand, we are currently distributing television programming for free through basic cable television broadcasting.  However, we intend to plan production and distribution of certain live events through pay-per-view television outlets in the future.

Sponsorships and Promotions

We sell sponsorships and promotion opportunities to companies seeking to reach our core target audience of 18- to 34-year-old males.  Under our current contract, securing commercial advertisers for the television broadcast of our programming is the sole responsibility of Fox Sports Net.  In 2006, sponsorships and promotions were sold separately for the two-event Legend Championship and four-event World Team Championship.  We have begun to sell sponsorship and promotional opportunities for full seasons as an overall sponsorship/promotion package, and have already secured a sponsorship agreement with Microsoft Xbox for the full 2007 season.  For the year ended December 31, 2006, during which we hosted our first six live events, we recognized revenues of approximately $273,000 from sponsorships and promotions.

Sponsorships.  Sponsorships include, among other things, the opportunity to display corporate brand names at our live events and on televised broadcasts.  The most highly sought after sponsorship opportunities include painted brands/logos on the fighting canvas in the ring, billboards in the arena and on the television broadcast, the time clock, “tale of the tape,” website banners and advertisements in the event program guide.  For our past events, sponsors have included, among others, Microsoft Corporation’s Xbox, the Coca Cola Corporation’s Vault Energy Drink, the Suzuki Motor Corporation, Sandals Resorts, Dale and Thomas Popcorn, Fairtex Inc. and Full Contact Fighter, Inc.  Sponsors pay a fee based upon the position of their advertising media and the exposure it will receive during a live event and on television broadcasts.  We have signed a number of sponsors for the 2007 season. We continue to pursue and negotiate with additional sponsors for our 2007 season. This activity remains ongoing as part of our sales and revenue generating efforts.

Promotions.  Promotions are opportunities to tie an advertiser’s brand in with our league, teams or events.  Promotion opportunities include product placement and brand associations.  At past IFL events, the Suzuki Motor Corporation conducted an ATV give-away and Dale and Thomas Popcorn sampled its popcorn products.  We have continued to build momentum with sponsors as evidenced by our recent agreement with Sandals Resorts, a leading resort owner and operator.  The Sandals sponsorship demonstrates our ability to attract sponsors from a broad range of industries beyond our initial sponsors in video games and beverages.  As our brand grows, we expect to earn revenues by creating promotions with companies and brands seeking to benefit from the popularity of IFL and the exposure received from appearing at our live events and on televised broadcasts.

Branded Merchandise

Licensing.  The licensing of IFL and team names, logos and copyrighted works on a variety of retail products presents a further opportunity to generate revenues, and this licensing may become one of our largest sources of revenue.  As our brand grows, we expect to pursue greater opportunities to expand our licensing efforts through a more comprehensive licensing program.  To date, revenues from branded merchandise have not been material.  Given the profit margins and nature of our sports business, we expect video games, apparel and sportswear to be the biggest revenue generating categories of licensed products.

We have three existing license agreements.  The first is with Bioworld Merchandising to design, develop and sell a line of IFL-branded hats and bags to retailers.  Bioworld is an industry leader in developing accessories for music, entertainment, and branded properties, including Superman, the Sopranos, the Simpsons, Guinness and Cadillac.  The second license is with International Sunprints, a full service apparel manufacturer and distributor.  International Sunprints provides clothing to major retail chains, such as Target, Wal-Mart, JC Penney, Dillard’s, and Mervyns.  Lastly, Full Contact Fighter, Inc., a leading manufacturer of high quality professional fighting gear, makes certain performance products on a non-exclusive basis.  The license agreements with Bioworld and International Sunprints anticipate retail distribution of IFL-branded products during 2007.  Certain select products already are offered for sale at our live venues and through our website.  We earn a royalty for each item of IFL-branded merchandise that is sold.

We have engaged 360ep, Inc., an agency specializing in marketing, promotion and licensing to help generate opportunities to exploit all of our team names, logos and copyrighted works. Under these arrangements, 360ep will help develop licensing opportunities for us and work with licensees and potential licensees to create retail promotions using our brands.  We anticipate that we will receive initial advanced guarantees with royalty payments of approximately 5% to 10% of the net proceeds from sales of licensed products, depending on the product type.  360ep will receive a percentage of the royalties and other fees that it generates for us.

Home Video.  We expect to pursue opportunities in the home video market by licensing, on a distribution fee and/or royalty basis our growing video library to third parties to develop, produce, manufacture, and sell DVDs for the home video market.  Our video library includes proprietary material from our live events, television broadcasts, special events and behind the scenes of live events.

We have entered into a letter of intent with Warner Home Video, a division of Warner Bros. Home Entertainment, which sets forth the terms and conditions under which Warner Home Video would distribute IFL mixed martial arts content on a worldwide basis directly to consumers via DVD, electronic sell through and similar media.  The distribution agreement would have a term of three years.  Under the proposed terms, Warner Home Video would collect the proceeds from the sale of IFL home video products, and would remit the proceeds to us less Warner Home Video’s distribution fee and certain allowable costs associated with the marketing, promotion and distribution of the home video products.  We have commenced good faith negotiations with Warner Home Video to conclude a definitive agreement containing provisions consistent with the proposed terms of the letter of intent.  We cannot assure you that any of these negotiations will result in the execution of a definitive agreement.

Digital Media.  We use our website, www.ifl.tv, to create an online community for our fans, to promote IFL brands, teams and fighters, to market and distribute our products and services and to create awareness for our live events and television broadcast schedule.  Through www.ifl.tv, our fans are able to obtain the latest IFL news and information and experience archived video and audio clips of IFL athletes and media events.  We also use our website for e-commerce.  We promote www.ifl.tv on our televised programming, at live events, and on all collateral marketing materials.

Competition

We are a growth stage company and are constantly seeking to increase our fan base.  The MMA industry is also rapidly growing and evolving, and we face competition from other promoters of MMA sporting events, including the UFC, owned by Zuffa, LLC, a widely known MMA promoter in the United States.  UFC produces MMA events for cable television through its agreement with SpikeTV and for pay-per-view audiences.  Other U.S. based MMA competitors include Strikeforce, ProElite FC, Pride, K-1 and BodogFight.  Most promoters operate on an event-by-event basis and rely on the presence of a few well-known athletes to promote their events and, other than the UFC, have not been available on free television.

With MMA enjoying popularity on a global basis, we face competition from a variety of non-U.S. based organizations.  Pride Fighting is a Japan-based organization that draws significant live event and television audiences.  Pride, owned by Japanese parent company Dream Stage Entertainment, hosted its first event in Tokyo in 1997.  Pride organized its first U.S.-based event in October 2006 and has plans to hold additional U.S. events in the future.  Pride recently lost its free television distribution deal with Fuji TV and is now only available via pay-per-view.  Pride draws upon a global talent pool for its events with many fighters coming from the United States, Brazil and Europe.  In addition to these larger organizations that enjoy global followings, we will compete with local market based organizations. In late March, 2006, the UFC announced that it has purchased Pride Fighting of Japan.

For our live and television audiences, we face competition from other professional and college sports as well as from other forms of live, filmed and televised entertainment and other leisure activities.  We compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise for the sale of our branded merchandise.

Trademarks and Copyrights

Intellectual property is material to all aspects of our operations, and we expend substantial cost and effort in an attempt to maintain and protect our intellectual property and to avoid infringing other parties’ intellectual property.  We have a portfolio of trademarks [and service marks] and maintain a catalog of copyrighted works, including copyrights to our television programming and photographs.

When necessary, we intend to enforce our intellectual property rights by, among other things, searching the Internet to detect unauthorized use of our intellectual property, seizing goods that feature unauthorized use of our intellectual property and seeking restraining orders and/or damages in court against individuals or entities infringing upon our intellectual property rights.  Our failure to curtail piracy, infringement or other unauthorized use of our intellectual property rights effectively could adversely affect our operating results.

“International Fight League,” “IFL,” “Bulldogs,” “Condors,” “Red Bears,” “The Scorpions,” “The Razorclaws,” “Toronto Dragons,” “The Tigersharks,” “The Pitbulls,” “The Silverbacks,” “The Wolfpack,” “The Sabres,” “The Anacondas” and “Battleground” are trademarks of IFL.  Each trademark, trade name or service mark of any other company appearing in this document belongs to its holder.

Insurance

We currently have three general liability insurance policies:  one for our New York office, one for our Nevada office and a special events policy for MMA events.  For each event hosted to date, we have purchased event-specific insurance that met or exceeded the requirements of the relevant state athletic commissions. We have errors and omissions insurance for our television broadcasts on FSN and MNTV. We also have special accident insurance for athletes that particpate in our MMA events. We also have directors and officers liability insurance.

Regulation

Live Events

In various states in the United States and some foreign jurisdictions, athletic commissions and other applicable regulatory agencies require us to obtain licenses for promoters, medical clearances and/or other permits or licenses for fighters and/or permits for events in order to promote and conduct live events.  If we fail to comply with the regulations of a particular jurisdiction, we may be prohibited from promoting and conducting live events in that jurisdiction.  The inability to present live events could lead to a decline in the various revenue streams we generate from live events, which could adversely affect our operating results.

Television Programming

The production and distribution of television programming by independent producers is not directly regulated by the federal or state governments, but the marketplace for television programming in the United States is substantially affected by government regulations applicable to, as well as social and political influences on, television stations, television networks and cable and satellite television systems and channels.  We voluntarily designate the suitability of our television programming using standard industry practices.  A number of governmental and private sector initiatives relating to the content of media programming have been announced.  Changes in governmental policy and private sector perceptions could further restrict our program content and adversely affect our viewership levels and operating results.

Employees

As of December 31, 2006, we had 28 employees, with 19 employees located in New York City and an additional 9 located in Las Vegas.  We believe that our relationships with our employees are generally good.  None of our employees is represented by a union.

Item 1A – Risk Factors

Our business, prospects, financial condition or operating results could be materially adversely affected by any of the following risks.  The trading price of our common stock could decline due to any of these risks and you may lose all or part of your investment.

Risks Related To Our Business

Our business is difficult to evaluate because it represents a new business model for the MMA market and we have been operating for only one year.  The MMA market may not develop as we anticipate, and we may not successfully execute our business strategy.

Our league-based MMA business model focusing on team, rather than individual competition, is unique to the MMA industry and may not prove to be successful.  We have a limited operating history upon which you can evaluate our business.  Although we were organized in 2005, we did not begin revenue generating operations until 2006 and have only held a limited number of live MMA sporting events.  The MMA industry is also rapidly growing and evolving and may not develop in a way that is advantageous for our business model.  You must consider the challenges, risks and difficulties frequently encountered by early stage companies using new and unproven business models in new and rapidly evolving markets.  Some of these challenges relate to our ability to:

•                                          increase our brand name recognition;

•                                          expand our popularity and fan base;

•                                          successfully produce live events;

•                                          manage existing relationships with broadcast television outlets and create new relationships domestically and internationally;

•                                          manage licensing and branding activities; and

•                                          create new outlets for our content and new marketing opportunities.

Our business strategy may not successfully address these and the other challenges, risks and uncertainties that we face, which could adversely affect our overall success and delay or prevent us from achieving profitability.

We have experienced losses and expect to incur substantial net losses in the future.  If we do not achieve profitability, our financial condition and stock price could suffer.

Since the inception of our business in 2005, we have incurred significant losses and only began generating revenue during the second quarter of 2006.  As of December 31, 2006, we had incurred net losses of $9.6 million for the twelve-month period then ended.

We expect operating losses and negative cash flow to continue for the foreseeable future.  We anticipate that our losses will increase significantly from current levels because we expect to incur significant additional costs and expenses related to being a public company, production of live events, brand development, advertising, marketing and promotional activities, as well as the employment of additional personnel as our business expands.

Our ability to become profitable depends on our ability to generate and sustain substantially higher revenue while maintaining reasonable expense levels.  In particular, although we intend to increase significantly our spending on marketing and promotional activities, these efforts may not be effective in growing our brand or increasing our fan base.  If we do not achieve profitability, we may not be able to continue our operations.

Our limited operating history makes forecasting our revenues and expenses difficult, and we may be unable to adjust our spending in a timely manner to compensate for unexpected revenue shortfalls.

As a result of our limited operating history, it is difficult to accurately forecast our future revenues.  In addition, we have limited meaningful historical financial data upon which to base planned operating expenses.  Current and future expense levels are based on our operating plans and estimates of future revenues.  Revenues and operating results are difficult to forecast because they generally depend on our ability to promote events and the growth in popularity of the IFL franchise.  As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which would result in further substantial losses.  We may also be unable to expand our operations in a timely manner to adequately meet demand to the extent it exceeds expectations.

If our revenues from operations turn out to be insufficient to meet our projected capital needs in the short term, we will need to raise additional funds, which may not be available to us on favorable terms, if at all, thereby potentially disrupting the growth of our business and our ability to generate revenues.

Since inception, we have incurred losses and have had capital and stockholders’ deficits and limited cash to fund operations.  Prior to June 30, 2006, Old IFL raised $2.5 million from the issuance of preferred stock, which was converted to our common stock at the time of the Merger.  Since June 30, 2006, we and Old IFL have received loans in the aggregate principal amount of approximately $4.9 million from Richard Kurtz, one of our directors, to fund our MMA operations.  We received approximately $22.2 million in net proceeds from the December 2006 sale of our common stock to the selling stockholders.  We used approximately $5.2 million of the proceeds from the December 2006 sale to repay our outstanding indebtedness to Mr. Kurtz, including interest thereon and approximately $200,000 of obligations assumed for accounting purposes from Paligent at the time of the Merger.  We do not expect that Mr. Kurtz will be an available source of funding for our future operations.

If our revenues from operations turn out to be insufficient to meet our projected capital needs in the short term, we will likely be required to raise additional capital through equity or debt financings.  Such capital is not expected to be available to us from Mr. Kurtz and may not be available from any other party or, if it is available, such capital may not be available on terms that are acceptable to us.  A future financing may be substantially dilutive to our existing stockholders and could result in significant financial and operating covenants that would negatively impact our business.  If we are unable to raise sufficient additional capital on acceptable terms, we will likely have liquidity problems which will disrupt our planned growth and would have a material adverse effect on our financial condition or business prospects.

Our failure to obtain and maintain key agreements could adversely affect our ability to distribute television programming.

Our television programming is distributed by Fox Sports Net.  Our contract with Fox Sports Net to broadcast the World Team Championship expires in June 2007.  In January 2007, we entered into a letter of intent with Fox Cable Networks and its affiliate, MyNetworkTV, Inc., which outlines the terms on and conditions under which the parties propose to create promote and distribute IFL mixed martial arts content for television and other media.  Under the letter of intent, we are obligated to commence negotiation with the Fox entities of a definitive television rights agreement for our 2007 season of MMA events.  No assurance can be given that we will be able to negotiate a definitive television rights agreement for the 2007 MMA season with Fox Sports Net or with any other broadcaster or that such agreement will be favorable to us.  Because our revenues are dependent, indirectly, on the distribution of our free televised programming, any failure to maintain or renew arrangements with Fox Sports Net or other distributors or the failure of these distributors to continue to broadcast our programming could adversely affect our operating results.

We depend on certain key executive personnel for our success, the loss of whom could adversely affect our business, financial condition and results of operations.

Our success depends on the continued availability and contributions of members of our senior management and other key personnel.  These include Gareb Shamus, our Chief Executive Officer, President and Chairman of our board of directors, and Kurt Otto, our Commissioner and Vice-Chairman of our board of directors.  As such, our success depends in large measure on the continued service of Messrs. Shamus and Otto in those positions.  The loss of the services of either Mr. Shamus or Mr. Otto or our other executive officer or any of a number of other key personnel could delay or reduce our efforts to increase the popularity of our MMA league.  Furthermore, recruiting and retaining qualified personnel to assist with these efforts will be critical to our success.  The loss of members of our management team or our inability to attract or retain other qualified personnel or advisors, could significantly weaken our management team, harm our ability to compete effectively, harm our long-term business prospects, disrupt our relationships with advertisers and have a corresponding negative effect on our financial results, marketing and other objectives and impair our ability to develop our MMA league.  None of our executive officers or other planned key personnel are currently subject to written employment agreements, and we do not maintain key man life insurance on any of these individuals.

Our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment.

The creation, marketing and distribution of our live and televised entertainment, including our proposed future pay-per-view events, are at the core of our business and are critical to our ability to generate revenues across our media platforms and product outlets.  Our failure to continue to create popular live events and televised programming would likely lead to a decline in our television ratings and attendance at our live events, which would likely harm our operating results.

Our insurance may not be adequate to cover liabilities resulting from accidents or injuries that occur during our physically demanding events.

We hold numerous live events each year.  This schedule exposes our athletes and coaches who are involved in the production of those events to the risk of travel and event-related accidents, the consequences of which may not be fully covered by insurance.  The physical nature of our events exposes athletes and coaches to the risk of serious injury or death.  Although we provide the necessary and required health, disability and life insurance for our athletes and coaches on an event-by-event basis, this coverage may not be sufficient to cover all injuries they may sustain.  Liability extending to us resulting from any death or serious injury sustained by one of our athletes or coaches during an event, to the extent not covered by our insurance, could adversely affect our operating results.

We face a variety of risks as we expand into new and complementary businesses.

We are a new company and are rapidly entering into new and complementary businesses.  Risks of expansion may include:

•                                          potential diversion of management’s attention and other resources, including available cash, from our existing business;

•                                          unanticipated liabilities or contingencies;

•                                          reduced earnings due to increased depreciation and other costs;

•                                          failure to retain and recruit MMA athletes;

•                                          failure to maintain agreements for distribution;

•                                          inability to protect intellectual property rights;

•                                          competition from other companies with experience in such businesses; and

•                                          and possible additional regulatory requirements and compliance costs.

If we fail to maintain effective internal control over financial reporting, we may be subject to litigation and/or costly remediation and the price of our common stock may be adversely affected.

As a private company, Old IFL previously had not been obligated to report on its disclosure controls and procedures or its internal control over financial reporting, and as a growth stage company, is only in the process of implementing formal procedures intended to satisfy the requirements of Section 404 and other related provisions of the Sarbanes-Oxley Act of 2002.  However, beginning with our fiscal year ending December 31, 2007, we will have to fully comply with these requirements.

Failure to establish the required controls or procedures, or any failure of those controls or procedures once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations.  Upon review of the required internal control over financial reporting and disclosure controls and procedures, our management and/or our auditors may identify material weaknesses and/or significant deficiencies that need to be addressed.  Any actual or perceived weaknesses or conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of its internal control over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal control over financial reporting could adversely impact the price of our common stock and may lead to claims against us.

Compliance with changing corporate governance and public disclosure regulation will likely result in additional expenses and increased liability exposure for us, our directors and our executive officers.

Rules adopted by the United States Securities and Exchange Commission (the “SEC”) pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants.  The assessment requirement first will apply to our annual report for fiscal 2007. The standards for management’s assessment of the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants.  If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence in us and the value of our common stock may be negatively impacted.  Further, many companies have reported that compliance with these standards requires a disproportionate expenditure of funds.

In addition, the SEC recently announced a significant number of changes to the laws, regulations and standards relating to corporate governance and public disclosure.  Our management team will need to invest significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  In addition, because public company directors and officers face increased liabilities, the individuals serving in these positions may be less willing to remain as directors or executive officers for the long-term, and we may experience difficulty in attracting qualified replacement directors and officers.  We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, we may need to expend a significantly larger amount than we previously spent on recruiting, compensating and insuring new directors and officers.

Risks Related To Our Industry

The failure to retain or continue to recruit key athletes and coaches could negatively impact the growth of IFL’s popularity.

Our success depends, in large part, upon our ability to recruit and retain athletes and coaches who are well known fighters in the MMA world and who have the physical presence and ability to compete in our live events and televised programming.  There is no assurance that we will be able to continue to identify and retain these athletes and coaches in the future.  Additionally, there is no assurance that we will be able to retain our current athletes and coaches after their contracts expire.  Our failure to attract and retain key athletes, or a serious or untimely injury to, or the death of, or unexpected or premature loss or retirement for any reason of any of our key athletes, could lead to a decline in the popularity of our brand of mixed martial arts, which could adversely affect our operating results.

The markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence.

For our live and television audiences, we face competition from professional and college sports, as well as from other forms of live and televised entertainment and other leisure activities in a rapidly changing and increasingly fragmented marketplace.  Many of the companies with which we compete have greater financial resources than are currently available to us.  Our failure to compete effectively could result in a significant loss of viewers, venues, distribution channels or athletes and fewer advertising dollars spent on our form of sporting events, any of which could adversely affect our operating results.

A decline in the popularity of mixed martial arts, including changes in the social and political climate, could adversely affect our business.

Our operations are affected by consumer tastes and entertainment trends, which are unpredictable and subject to change and may be affected by changes in the social and political climate.  We believe that mixed martial arts is growing in popularity in the United States and around the world, but a change in our fans’ tastes or a material change in the perceptions of our advertisers, distributors and licensees, whether due to the social or political climate or otherwise, could adversely affect our operating results.

Changes in the regulatory atmosphere and related private-sector initiatives could adversely affect our business.

Although the production and distribution of television programming by independent producers is not directly regulated by the federal or state governments in the United States, the marketplace for television programming in the United States is affected significantly by government regulations applicable to, as well as social and political influences on, television stations, television networks and cable and satellite television systems and channels.  We voluntarily designate the suitability of each of our television programs for audiences using standard industry practices.  A number of governmental and private sector initiatives relating to the content of media programming in recent years have been announced in response to recent events unrelated to us or mixed martial arts.  Changes in governmental policy and private sector perceptions could further restrict our program content and adversely affect our viewership levels and operating results, as well as the willingness of broadcasters to distribute our programming.

Because we depend upon our intellectual property rights, our inability to protect those rights or prevent their infringement by others could adversely affect our business.

Intellectual property is material to all aspects of our operations, and we may expend substantial cost and effort in an attempt to maintain and protect our intellectual property.  We have a portfolio of registered trademarks and service marks and maintain a catalog of copyrighted works, including copyrights to television programming and photographs.  Our inability to protect our portfolio of trademarks, service marks, copyrighted material, trade names and other intellectual property rights from piracy, counterfeiting or other unauthorized use could negatively affect our business.

We may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations.

In various states in the United States and some foreign jurisdictions, athletic commissions and other applicable regulatory agencies require us to obtain licenses for promoters, medical clearances and/or other permits or licenses for athletes and/or permits for events in order for us to promote and conduct our live events.  In the event that we fail to comply with the regulations of a particular jurisdiction, we may be prohibited from promoting and conducting live events in that jurisdiction.  The inability to present live events over an extended period of time or in a number of jurisdictions could lead to a decline in the various revenue streams generated from our live events, which could adversely affect our operating results.

A decline in general economic conditions could adversely affect our business.

Our operations are affected by general economic conditions, which generally may affect consumers’ disposable income, the level of advertising spending and sponsorships.  The demand for entertainment and leisure activities tends to be highly sensitive to the level of consumers’ disposable income.  A decline in general economic conditions could reduce the level of discretionary income that our fans and potential fans have to spend on our live and televised entertainment and consumer products, which could adversely affect our revenues.

Market-Related Risks

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

As of March 15, 2007, our executive officers, directors, and principal stockholders who hold 5% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 60.80% of our outstanding common stock.  These stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

We cannot assure you that a market will develop for our common stock or what the market price of our common stock will be.

Prior to the merger and our acquisition of Old IFL’s business, there was a limited trading market for our common stock and there was no public trading market for Old IFL’s common stock.  There is no assurance that a more active market for our common stock will develop and be sustained as a result of our operation of our mixed martial arts business.  If a market does not develop or is not sustained, it may be difficult for you to sell your shares of common stock at an attractive price or at all.  We cannot predict the prices at which our common stock will trade.  It is possible that, in future quarters, our operating results may be below the expectations of securities analysts or investors.  As a result of these and other factors, the price of our common stock may decline, possibly materially.

In the event that we raise additional capital through the issuance of equity securities, or securities exercisable for or convertible into our equity securities, our stockholders could experience substantial dilution.

If we raise additional capital by issuing equity securities or convertible debt securities, our existing stockholders may incur substantial dilution.  Further, any shares so issued may have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding common stock.

The market price of our common stock may be volatile.

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular.  Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the MMA and entertainment industries, announcements made by our competitors or sales of our common stock.  These factors may materially adversely affect the market price of our common stock, regardless of our performance.

In addition, the public stock markets have experienced extreme price and trading volume volatility.  This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock.  We had 53,500,448 shares of common stock outstanding on March 15, 2007.  Only a limited number of our outstanding shares are currently trading in the public markets.  A substantial portion of our remaining outstanding shares, however, either are or will soon be eligible for resale to the public pursuant to a pending registration statement filed after our December, 2006 private placement, and also pursuant to Rule 144 or without restriction pursuant to Rule 144(k).  Options and warrants, respectively, to purchase 2,189,311 and 653,987 shares of our common stock are outstanding.  We may also issue additional shares of stock and securities convertible into or exercisable for stock in connection with our business.  If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

Provisions in our certificate of incorporation and bylaws and under Delaware law may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous.  These provisions:

•                              authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•                              allow stockholders to request that we call a special meeting of our stockholders only if the requesting stockholders hold of record at least a majority of the outstanding shares of common stock;

•                              provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•                              provide that business to be conducted at any special meeting of stockholders be limited to matters relating to the purposes stated in the applicable notice of meeting.

Item 1B – Unresolved Staff Comments

Not Applicable.

Item 2 – Properties

Our principal office is located in New York City, New York, where we lease 4,300 square feet of office space pursuant to a lease that expires in August 2010.  We have a one-year lease for an office in Las Vegas, Nevada, expiring in January 2008.  If we require additional space, we believe that we will be able to obtain such space on commercially reasonable terms

Item 3 – Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

We, two of our officers and two IFL employees, had been named as defendants in a civil action filed in Clark County, Nevada by Zuffa, LLC seeking unspecified monetary, exemplary and injunctive relief. The complaint alleged that IFL and its officers and employees misappropriated the plaintiff’s trade secrets and intentionally interfered with its business relationships. In October 2006, the action was settled and all claims and liabilities relating thereto were released.

Item 4 – Submission of Matters to a Vote of Security Holders

A special meeting of our stockholders was held on November 27, 2006.  At that meeting, the stockholders voted on the following matters with the following results:

1.  To approve and adopt the Merger Agreement, and approve the Merger, including the issuance of shares of our common stock and our assumption of outstanding options to purchase Old IFL shares as consideration for the Merger;

Votes For	Votes Against	Abstentions	Broker Non-Votes
19,486,241	2,592	7,020	9,261,573

2.  To approve an amendment to Paligent’s Certificate of Incorporation to effect a reverse stock split of Paligent’s common stock pursuant to which every 20 outstanding shares would be combined into 1 share of Paligent common stock (the “Stock Split”) and to authorize Paligent’s Board of Directors to file such amendment prior to the closing of the Merger;

Votes For	Votes Against	Abstentions	Broker Non-Votes
19,230,821	262,180	2,852	9,261,573

3.  To approve the 2006 Equity Incentive Plan;

Votes For	Votes Against	Abstentions	Broker Non-Votes
19,416,313	68,731	10,809	9,261,573

4.  To approve an amendment to our certificate of incorporation to change our name to “International Fight League, Inc.”; and

Votes For	Votes Against	Abstentions	Broker Non-Votes
19,490,673	3,191	1,989	9,261,573

5.  To elect five directors, effective at the time of the Merger.

	Votes For	Withheld
Gareb Shamus	28,557,771	199,655
Kurt Otto	28,558,711	198,715
Salvatore A. Bucci	28,561,723	195,703
Richard J. Kurtz	28,730,119	27,307
Michael Molnar	28,727,318	30,108

Part II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our shares of common stock, par value $0.01 per share, are quoted on the OTC Bulletin Board under the symbol “IFLI.”  Prior to November 29, 2006, our common stock was quoted on the OTC Bulletin Board under the symbol “PGNT.”  The following table sets forth the range of high and low closing sale prices for the common stock as reported by the OTC Bulletin Board for the periods indicted below.

	High	Low
2007
First Quarter (through March 16, 2007)	$16.50	$8.95

2006
Fourth Quarter	$14.45	$2.40
Third Quarter	$3.40	$1.30
Second Quarter	$2.10	$0.30
First Quarter	$1.80	$0.01

2005
Fourth Quarter	$1.60	$0.40
Third Quarter	$1.60	$1.00
Second Quarter	$3.40	$1.20
First Quarter	$5.40	$2.20

The closing sale prices in the table above reflect inter-dealer prices, without retail mark-up or commissions and may not represent actual transactions.

Immediately prior to the Merger on November 29, 2006, we effected a 1-for-20 reverse stock split, whereby every 20 shares of common stock then outstanding was combined and reduced into one share of common stock.  The closing sale prices in the table above reflect the reverse stock split.  The reverse stock split did not affect the authorized number of shares of common stock or the number of our stockholders of record since each fractional share resulting from the reverse stock split was rounded up to the nearest whole share.

As of March 15, 2007 we had approximately 1,525 holders of record of our common stock.

Dividend Policy

We have never declared or paid dividends on our common stock.  We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future.  Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Item 6 – Selected Financial Data

You should read the data set forth below in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and other financial information appearing elsewhere in this report.

We derived the statement of operations data for the period from March 29, 2005 (date of inception) to December 31, 2005 and the balance sheet data as of December 31, 2005 from the audited financial statements of

International Fight League, LLC, the predecessor to Old IFL, which were prepared in accordance with generally accepted accounting principles, included elsewhere in this report.

We derived the statement of operations data for the year ended December 31, 2006 and the balance sheet data as of December 31, 2006 from our audited consolidated financial statements included elsewhere in this report.  Our historical results are not necessarily indicative of the results to be expected in any future period.

	International Fight League, Inc. For the Year Ended December 31, 2006	International Fight League, LLC March 29, 2005 (date of inception) to December 31, 2005

Consolidated Statement of Operations Data:
Revenues
Live and televised events
Advertising—sponsorships	$273,080	$—
Advertising—other	1,000	—
Live events—box office receipts	671,665	—
Television rights	1,375,000	—
Branded merchandise	44,315	—
Total revenues	2,365,060	—
Cost of revenues
Advertising—sponsorships	165,180	—
Live Events - advertising	972,616	—
Live events—other costs	5,314,580	—
Distribution fees	1,375,000	—
Branded merchandise	21,390	—
Total cost of revenues	7,848,766	—
Selling, general and administrative expenses	3,858,790	(43,003)
Stock-based compensation expense	48,410	—
Operating loss	(9,390,906)	(43,003)
Other income (expenses):
Dividend expense	(153,404)	—
Interest expense	(90,647)	—
Interest income	31,557	—
Other income (expenses), net	(212,494)	—

Net loss	$(9,603,400)	$(43,003)
Net Loss per common share—basic and diluted:	$(0.49)	$—
Weighted average common shares outstanding:
Basic and diluted	19,691,088	—

	International Fight League, Inc. as of December 31, 2006	International Fight League, LLC as of December 31, 2005

Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$16,623,159	$1,136,960
Total Assets	$17,427,637	$1,147,227
Investor Advances	$—	$1,175,000

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements and related notes that appear elsewhere in this report.

In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, including those set forth in “Risk Factors.”

Overview

We operate, through our subsidiary, IFL Corp., the world’s first professional mixed martial arts sports league—International Fight League.  Immediately prior to November 29, 2006, we were known as Paligent Inc. and were a shell company with no operating business.  On November 29, 2006, pursuant to the Merger between our wholly owned subsidiary and Old IFL, we acquired the mixed martial arts sports league business of Old IFL.  As a result of the Merger, Old IFL became our wholly owned subsidiary and changed its name to IFL Corp., and we changed our name from Paligent Inc. to “International Fight League, Inc.”

Immediately prior to the effective time of the Merger, all of the outstanding shares of preferred stock of Old IFL were converted into shares of Old IFL common stock on a one-for-one basis, and we effected a 1-for-20 reverse stock split of our common stock, such that the number of shares of our common stock outstanding following the Merger would be approximately equal to the number of shares of our common stock outstanding immediately prior to the reverse stock split.  Pursuant to the Merger, we issued 30,872,101 shares of our common stock to the stockholders of Old IFL in exchange for all of the outstanding capital stock of Old IFL.  In connection with the Merger, all of the options to purchase 1,865,000 shares of common stock of Old IFL outstanding prior to the Merger were converted into options to purchase 1,925,376 shares of our common stock on the same terms and conditions applicable to such options prior to the Merger.  The new options were issued under the International Fight League, Inc. 2006 Equity Incentive Plan approved by our stockholders in conjunction with their approval of the Merger.

Following the reverse stock split and the Merger, there were 32,496,948 shares of IFL common stock outstanding, of which the pre-Merger stockholders of Paligent owned approximately 5% and the pre-Merger stockholders of Old IFL owned approximately 95%.  As a result, Old IFL has been treated as the acquiring company for accounting purposes.  The Merger has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States of America.  Reported results of operations of the combined group issued after completion of the transaction will reflect Old IFL’s operations.

As part of the Merger, our two existing directors, Salvatore A. Bucci and Richard Kurtz, and Old IFL’s three existing directors, Gareb Shamus, Kurt Otto and Michael Molnar, were elected as our directors, and Old IFL’s officers became our officers, except that upon the consummation of the Merger, Mr. Bucci, our President and Chief Executive Offer before the Merger, resigned from these positions and was appointed our Chief Financial Officer, Executive Vice President and Treasurer.

In addition, immediately following the Merger, we issued 1,627,500 shares of common stock to Mr. Kurtz, Paligent’s principal stockholder before the Merger, in exchange for his contribution of $651,000 of indebtedness owing to him under a promissory note issued by Paligent.

The Old IFL business was founded in 2005 to organize, host and promote live and televised mixed martial arts sporting events and to capitalize on the growing popularity of mixed martial arts in the United States and around the world.  Following the acquisition of Old IFL, we refocused our business efforts on developing and operating Old IFL’s mixed martial arts sports league business and have continued operating this business through IFL Corp.  At the core of our business are our twelve mixed martial arts teams, which consist of some of the world’s most highly regarded mixed martial arts athletes and coaches.  Our mixed martial arts sporting events typically include two match-ups of two teams, with athletes competing in one-on-one matches according to weight division.  These events create a body of television programming content that we currently distribute in the United States through an arrangement with Fox Sports Net and MyNetworkTV, Inc.  We earn revenue from live event ticket sales, sponsorships and promotions and licensing of our intellectual property.

Old IFL’s predecessor, International Fight League, LLC (the “LLC”), was organized on March 29, 2005 as a New Jersey limited liability company.  On January 11, 2006, the LLC merged into Old IFL, whereupon the existence of the LLC ceased, and at which time the members of the LLC received an aggregate of 18,000,000 shares of Old IFL common stock, par value $0.0001 per share, in exchange for their membership interests in the LLC.

Old IFL operated as a development stage enterprise through March 31, 2006.  On April 29 and June 3, 2006, Old IFL held its debut MMA sports events featuring its initial four teams.  The event was broadcast in a series of three original taped telecasts in May and June 2006.  We have held four additional events as part of The World Team Championship, including the final event held in December 2006.  We launched our first full season in 2007, which will consist of a six-month regular season and a two-month post-season.  We held the first four 2007 regular season matches on January 19, February 2 and 23, and March 17, 2007 in Oakland, California, Houston, Texas, Atlanta, Georgia, and Los Angeles, California, respectively.

As Old IFL, we raised funds primarily through stockholder loans and the issuance of preferred stock.  The Merger also is considered to be a capital transaction in substance rather than a business combination.  The transaction is equivalent to the issuance of stock by Old IFL for the net monetary assets of Paligent, accompanied by a recapitalization.  The transaction has been accounted for as a reverse acquisition of a “shell company” whereby Old IFL is the acquirer for accounting purposes and Paligent is the legal acquirer.  In this transaction, no goodwill or other intangible assets have been recorded.  As a result, the financial information included in this report for periods prior to the Merger relates to Old IFL.

At December 31, 2006, we had stockholders’ equity of $13.6 million.  During the year ended December 31, 2006, we incurred losses and negative operating cash flows of approximately $9.6 million and $8.2 million, respectively.  These trends have continued in the first quarter of 2007 as we continue to develop our business.

On December 28, 2006, we completed the sale to a number of institutional and individual accredited investors of an aggregate of 19,376,000 shares of common stock at a price of $1.25 per share, or $24,220,000 in the aggregate.  In connection with the private placement, we incurred expenses which included, without limitation, commissions to the placement agent, legal and accounting fees, and other miscellaneous expenses, of approximately $2 million.  We also have committed to issue to the placement agent, as partial compensation for its services, a warrant to purchase up to 581,280 shares of common stock, or 3% of the number of shares sold in the private placement, at an exercise price of $1.25 per share.  The warrant is exercisable for a period of five years expiring March 2012.

Unaudited Quarterly Consolidated Financial Data

The following tables set forth selected unaudited quarterly consolidated income statement data for each of the quarters ended March 31, June 30, September 30, and December 31, 2006.  No information is presented for earlier quarters, as Old IFL did not commence operations until January 2006, and such earlier information is not deemed material or comparable.  The consolidated financial statements for each of these quarters have been prepared on the same basis as the audited consolidated financial statements included in this report and, in the opinion of management, include all adjustments necessary for the fair presentation of the consolidated results of operations for these periods.  You should read this information together with our audited consolidated financial statements and the related notes included elsewhere in this report.  These quarterly operating results are not necessarily indicative of the results for any future period.

	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 30, 2006

Revenues
Live and televised events
Advertising—sponsorships	$—	$234,080	$19,469	$19,531
Advertising—other	—	230	770	—
Live events—box office receipts	—	127,142	324,987	219,536
Television rights	—	375,000	125,000	875,000
Branded merchandise	—	1,342	17,604	25,369

Total revenues	—	737,794	487,830	1,139,436

Cost of revenues
Live and televised events
Advertising—sponsorships	—	102,280	37,200	25,700
Live Events - advertising	—	169,691	374,369	428,556
Live events—other costs	—	1,343,731	1,740,007	2,230,842
Distribution fees	—	375,000	125,000	875,000
Branded merchandise	—	680	10,562	10,148

Total cost of revenues	—	1,991,382	2,287,138	3,570,246

Selling, general and administrative expenses	565,190	504,773	1,276,590	1,512,237
Stock-based compensation expense	9,582	15,546	7,738	15,544

Operating loss	(574,772)	(1,773,907)	(3,083,636)	(3,958,591)
Dividend expense	(27,450)	(45,167)	(47,580)	(33,207)
Interest expense	—	—	(14,795)	(75,852)
Interest income	11,523	11,248	2,900	5,886

Net loss	$(590,699)	$(1,807,826)	$(3,143,111)	$(4,061,764)

Results of Operations

From inception to December 31, 2006, we have incurred costs and expenses significantly in excess of revenues. As we pursue our goals and continue to build out our organization and business, we expect to increase revenues and control costs and maximize value to existing stockholders, though we expect to incur additional losses.

During 2005, we were a development stage company with insignificant operations.  Accordingly, there are no meaningful comparative data upon which prior period comparisons can be made.

Year ended December 31, 2006

During the year ended December 31, 2006, IFL incurred a net loss of $9.6 million, or $0.49 per common share.

Revenues for fiscal 2006 were $2.4 million, all of which were derived from IFL’s initial six events, which comprised the two tournaments held – the Legends Championship, which was held on April 29 and June 3, 2006, and The World Team Championship, which was held on September 9 and 23, November 3 and December 29, 2006.  The principal components of revenue include:

•                                          television rights of $1,375,000 relating to IFL’s agreements with FSN;

•                                          box office receipts of $672,000; and

•                                          sponsorships of $273,000.

The original agreements with FSN granted FSN exclusive rights to the Legends and World Team Championship events through December 31, 2006 and June 30, 2007, respectively.  In return, FSN agreed to broadcast the initial telecast and one repeat telecast of each series episode of the Legends Championship in a minimum of 50 million homes.  These telecasts were aired during the three months ended June 30, 2006.  The agreement with FSN relating to the World Team Championship events provides for FSN to broadcast ten hours of original programming, including six one-hour broadcasts, a two-hour season championship finale broadcast and a two-hour “Best Damn Sports Show” special broadcast during prime time.  The broadcasts of this series were aired during the third and fourth quarters of 2006.  The agreements with FSN provide that there shall be no payment of any distribution fee by us.  We have treated the transaction as a barter transaction in accordance with Accounting Principles Board Opinion No. 29, “Accounting for Non-Monetary Transactions” and EITF Issue 01-2, “Interpretations of APB No. 29.”

During the year ended December 31, 2006, costs of revenues were $7.8 million, consisting of the following principal components:

•                                          distribution fees of $1,375,000 relating to the FSN agreement;

•                                          live event costs of $6.3 million; and

•                                          sponsorship costs of $165,000.

Components of live event costs for the year ended December 31, 2006, include $2.1 million of talent costs, $1.6 million of event travel and other event costs, $1.6 million of television production costs and $1.0 million of advertising expenses.

During fiscal 2006, selling, general and administrative expenses were $3.9 million, the primary components of which, respectively, were professional fees of $1.4 million, payroll and benefits expenses of $1.3 million and travel and entertainment of $174,000.  In addition, advertising expenses of $134,000 were recorded to selling, general and administrative expenses during the year ended December 31, 2006.  During fiscal 2006, we also recorded a $80,000 charge to bad debt expense.

Stock compensation expense of $48,000 recorded to the statement of operations for the year ended December 31, 2006 relates to option grants under Old IFL’s 2006 Equity Compensation Plan, which option grants were assumed under the Equity Incentive Plan.

Dividend expense of $153,000 for fiscal 2006 relates to dividends that accrued on the Series A Preferred Stock.  Immediately prior to the Merger, all accrued dividends were converted into common stock of Old IFL, which was then exchanged for shares of IFL in connection with the Merger.

Interest expense of $91,000 for fiscal 2006 relates to the cost of funds loaned to IFL pursuant to the promissory note with Mr. Kurtz.

During the year ended December 31, 2006, interest income of $32,000 was earned on available cash balances.

Liquidity and Capital Resources

At December 31, 2006, our cash and cash equivalents were $16.6 million, an increase of $15.5 million from the end of the prior year.  During fiscal 2006, we (i) issued $24.2 million in common stock, of which $23.0 million was received in cash and $1.2 million was held as a subscription receivable at December 31, 2006; (ii) issued $2.5 million of Series A Preferred Stock, of which $1.3 million was received in cash and $1.2 million was issued in exchange for the conversion of investor advances that were received in 2005; (iii) received $4.9 million in loans from Richard J. Kurtz, one of our directors, to fund operations during the third and fourth quarters of 2006; and (iv) used $8.2 million for operating activities, $5.1 million to repay principal indebtedness to Mr. Kurtz (including $189,000 of debt assumed from Paligent at the time of the Merger) and $400,000 for deposits and purchases of property and equipment.

On December 28, 2006, we completed a private placement to a number of institutional and individual accredited investors of an aggregate of 19,376,000 shares of common stock at a price of $1.25 per share, or $24,220,000 in the aggregate.  In connection with the private placement, we incurred expenses which included, without limitation, commissions to the placement agent, legal and accounting fees, and other miscellaneous expenses, of approximately $2 million.  We also have committed to issue to the placement agent, as partial compensation for its services, a warrant to purchase up to 581,280 shares of common stock, or 3% of the number of shares sold in the private placement, at an exercise price of $1.25 per share.  The warrant is exercisable for a period of five years expiring March 2012.

Future Capital Requirements

Since inception, our MMA operations have incurred losses, and we have funded these operating deficits through proceeds of $2.5 million from the issuance of preferred stock and from loans aggregating $4.9 million from Richard Kurtz.  We received net proceeds of approximately $22.2 million from our December private placement, of which we used $5.2 million to repay our outstanding indebtedness to Mr. Kurtz, plus interest.  We estimate that we will require approximately $14 million of our available cash resources to meet our anticipated cash outlays in 2007.

If our revenues from operations turn out to be insufficient to meet our projected capital needs in the short term, we will likely be required to raise additional capital through equity or debt financings in the near future.  Such capital is not expected to be available to us from Mr. Kurtz and may not be available from any other party or, if it is available, such capital may not be available on terms that are acceptable to us.  A future financing may be substantially dilutive to our existing stockholders and could result in significant financial and operating covenants that would negatively impact our business.  If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Principles of Consolidation—On November 29, 2006, as part of the Merger, Paligent issued 30,872,101 shares of its common stock to the former stockholders of Old IFL in exchange for all of the issued and outstanding shares of common stock of Old IFL (including shares of Old IFL preferred stock which were converted to Old IFL common stock immediately prior to the Merger) in a transaction accounted for as a reverse acquisition of a “shell company.”.  Old IFL was deemed to be the acquirer for accounting purposes, and Paligent was deemed to be the legal acquirer (see Note 3).

The consolidated financial statements include the accounts of Old IFL from March 29, 2005 (date of inception) to December 31, 2005 and for the year ended December 31, 2006.  The consolidated financial statements also include the accounts of IFL from November 29, 2006 (the effective date of the Merger) to December 31, 2006, plus the cash acquired and liabilities assumed for accounting purposes from Paligent at the time of the Merger.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Property and Equipment—Property and equipment is stated at historical cost less accumulated depreciation and amortization.  Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets, varying from 3 to 5 years or, when applicable, the life of the lease, whichever is shorter.

Long-Lived Assets—We comply with the accounting and reporting requirements of Statement of Financial Accounting Standards No. (“FAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  We periodically evaluate the carrying value of long-lived assets when events and circumstances warrant such a review.  Long-lived assets will be written-down if the evaluation determines that the fair value is less than the book amount.

Cash and Cash Equivalents—We consider all short-term investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.  We invest our excess cash in money market instruments.  Cash and cash equivalents are, at times, maintained at financial institutions in amounts that exceed federally insured limits.

Accounts Receivable—Accounts receivable relates principally to sponsorship agreements.  We evaluate the collectibility of accounts receivable and establish allowances for the amount of receivables that are estimated to be uncollectible.  Allowances are based on the length of time receivables are outstanding and the financial condition of individual customers.  As of December 31, 2006 and 2005, we maintained an allowance for doubtful accounts of $80,000 and $0, respectively, the provision for which are included in selling, general and administrative expenses.

Merchandise Inventory—Merchandise inventory consists of merchandise sold on a direct sales basis, which are not sold through wholesale distributors and retailers.  Substantially all merchandise inventory consists of finished goods.  Inventory is stated at the lower of cost (first-in, first-out basis) or market.  The valuation of merchandise inventory requires us to make estimates assessing the quantities and the prices at which the inventory can be sold.

Income Taxes—In July 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We intend to adopt FIN 48 effective January 1, 2007 and have not yet determined the impact, if any, this adoption will have.

For the year ended December 31, 2006, we complied with FAS 109, Accounting for Income Taxes, which requires an asset and liability approach to financial reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

For the period ended December 31, 2005, the LLC was treated as a partnership for federal and state income tax purposes and, accordingly, did not record a provision for income taxes because the individual members reported their share of the LLC’s income or loss on their personal income tax returns.

Revenue Recognition—In accordance with the provisions of Staff Accounting Bulletin No. (“SAB”) 101, Revenue Recognition, as amended by SAB 104, revenues are generally recognized when products are shipped or as services are performed.  However, due to the nature of our business, there are additional steps in the revenue recognition process, as described below:

•                              Sponsorships:  We follow the guidance of Emerging Issues Task Force Issue 00-21 Revenue Arrangements with Multiple Deliverables, and assign the total of sponsorship revenues to the various elements contained within a sponsorship package based on their relative fair values.

•                              Licensing:  Licensing revenues are recognized upon receipt of notice by the individual licensees as to license fees due.  Licensing fees received in advances will be deferred and recognized as income when earned.

Stock-Based Compensation—Accounting for stock options issued to employees follows the provisions of FAS 123R, Share-Based Payment.  This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward.

We use the Black-Scholes option pricing model to measure the fair value of options granted to employees.

Advertising Expense—In accordance with the provisions of Statement of Position No. (“SOP”) 93-7, advertising costs are expensed as incurred, except for costs related to the development of a major commercial or media campaign which are expensed in the period in which the commercial or campaign is first presented.

Advertising expense for year ended December 31, 2006 and for the period ended March 29, 2005 (date of inception) to December 31, 2005 was $972,646 and $0, respectively.

Earnings Per Share—We comply with the accounting and reporting requirements of FAS 128, “Earnings Per Share.”  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period.  At December 31, 2006, our common stock equivalents include stock options and warrants exercisable for 2,189,311 and 653,987 shares of our common stock, respectively.  These common stock equivalents are not included in the diluted EPS calculations because the effect of their inclusion would be anti-dilutive or would decrease the loss per common share.

Fair Value of Financial Instruments—The fair value of our assets and liabilities that qualify as financial instruments under FAS 107, Disclosures about Fair Value of Financial Instruments, approximate their carrying amounts.

Recently Issued Accounting Standards

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FAS 159 permits entities to choose to measure many financial instruments and certain other items, at fair value. FAS 159 applies to reporting periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, that the adoption of FAS 159 will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued FAS 157, Fair Value Measurements.  FAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable.  FAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings.  FAS 157 is effective on January 1, 2008, although early adoption is permitted.  We are currently assessing the potential effect of FAS 157 on the consolidated financial statements.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized.  The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is estimated to be greater than fifty percent likely of being realized upon ultimate settlement.  FIN 48 must be applied to all existing tax positions upon initial adoption.  The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the adoption year.  FIN 48 is effective on January 1, 2007.  We currently anticipate that FIN 48 will have no potential effect on the consolidated financial statements since we have experienced losses from inception.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8 – Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

International Fight League, Inc.

We have audited the accompanying consolidated balance sheets of International Fight League, Inc. and Subsidiary (collectively, the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ and members’ equity (deficit), and cash flows for the year ended December 31, 2006 and for the period March 29, 2005 (date of inception) to December 31, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Fight League, Inc. and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the year ended December 31, 2006 and for the period March 29, 2005 (date of inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
February 27, 2007

INTERNATIONAL FIGHT LEAGUE, INC.

and Subsidiary (formerly International Fight League, LLC)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$16,623,159	$1,136,960
Accounts receivable, net	108,104	—
Merchandise inventory	25,843	—
Prepaid expenses	245,316	—
Total current assets	17,002,422	1,136,960

Property and equipment, net	303,869	—
Other assets	121,346	10,267
Total assets	$17,427,637	$1,147,227

LIABILITIES AND STOCKHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,036,444	$—
Accrued commission on private placement	1,645,400	—
Accrued expenses and other current liabilities	1,110,341	13,430
Investor advances	—	1,175,000
Total current liabilities	3,792,185	1,188,430

Stockholders’ and members’ equity (deficit):
Common stock, $0.01 par value per share; 75,000,000 shares authorized; 53,500,448 shares issued and outstanding	535,004	—
Members’ equity	—	1,800
Additional paid-in capital	23,996,851	—
Subscriptions receivable	(1,250,000)	—
Accumulated deficit	(9,646,403)	(43,003)
Total stockholders’ and members’ equity (deficit)	13,635,452	(41,203)
Total liabilities and stockholders’ and members’ equity (deficit)	$17,427,637	$1,147,227

The accompanying notes are an integral part of the consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.

and Subsidiary (formerly International Fight League, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the period
		March 29, 2005
	For the year ended	(date of inception) to
	December 31, 2006	December 31, 2005
Revenues
Live and televised events:
Advertising – sponsorships	$273,080	$—
Advertising – other	1,000	—
Live events – box office receipts	671,665	—
Television rights	1,375,000	—
Branded merchandise	44,315	—
Total revenues	2,365,060	—

Costs of revenues
Live and televised events:
Advertising – sponsorships	165,180	—
Live events – advertising	972,616	—
Live events – other costs	5,314,580	—
Distribution fees	1,375,000	—
Branded merchandise	21,390	—
Total costs of revenues	7,848,766	—
Selling, general and administrative expenses	3,858,790	43,003
Stock-based compensation expense	48,410	—
Operating loss	(9,390,906)	(43,003)
Other income (expenses):
Dividend expense	(153,404)	—
Interest expense	(90,647)	—
Interest income	31,557	—
Other income (expenses), net	(212,494)	—
Net loss	$(9,603,400)	$(43,003)

Net loss per common share – basic and diluted	$(0.49)	—

Weighted average number of common shares outstanding – basic and diluted	19,691,088	—

The accompanying notes are an integral part of the consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.

and Subsidiary (formerly International Fight League, LLC)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS EQUITY (DEFICIT)

For the Period March 29, 2005 (date of inception) to December 31, 2006

						Additional			Total
	Members’	Common Stock		Series A Preferred Stock		Paid-in	Subscription	Accumulated	Stockholders’
	Equity	Shares	Par Value	Shares	Par Value	Capital	Receivable	Deficit	Equity (Deficit)
Members’ contributions	$1,800	—	$—	—	$—	$—	$—	$—	$1,800
Net loss	—	—	—	—	—	—	—	(43,003)	(43,003)

Balance at December 31, 2005	$1,800	—	—	—	—	—	—	(43,003)	(41,203)
Merger of International Fight League, LLC into the Company*	(1,800)	18,582,722	185,827	—	—	(184,027)	—	—	—
Issuance of Series A preferred stock	—	—	—	11,222,218	1,122	2,523,878	—	—	2,525,000
Issuance of Series A preferred stock as payment of accruing dividends	—	—	—	681,788	68	153,336	—	—	153,404
Conversion of Series A preferred stock to common stock*	—	12,289,379	122,894	(11,904,006)	(1,190)	(121,704)	—	—	—
Reverse acquisition transaction	—	1,624,847	16,248	—	—	(1,223,494)	—	—	(1,207,246)
Exchange of indebtedness for common stock	—	1,627,500	16,275	—	—	634,725	—	—	651,000
Issuance of common stock in private placement	—	19,376,000	193,760	—	—	22,165,727	(1,250,000)	—	21,109,487
Stock-based compensation expense	—	—	—	—	—	48,410	—	—	48,410
Net loss	—	—	—	—	—	—	—	(9,603,400)	(9,603,400)

Balance at December 31, 2006	$—	53,500,448	$535,004	$—	$—	$23,996,851	$(1,250,000)	$(9,646,403)	$13,635,452

*Conversion shares have been retroactively restated to reflect the number of shares received in the business combination.

The accompanying notes are an integral part of the consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.

and Subsidiary (formerly International Fight League, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the period
		March 29, 2005
	For the year ended	(date of inception) to
	December 31,	December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(9,603,400)	$(43,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,600	—
Stock-based compensation expense	48,410	—
Issuance of Series A preferred stock in lieu of payment of accrued dividends	153,404	—
Allowance for uncollectible accounts	80,000	—
Changes in operating assets and liabilities:
Accounts receivable, net	(188,104)	—
Merchandise inventory	(25,843)	—
Prepaid expenses	(245,316)	—
Other assets	10,267	(10,267)
Accounts payable	687,641	—
Accrued expenses and other current liabilities	863,210	13,430
Net cash used in operating activities	(8,190,131)	(39,840)

Cash flows from investing activities:
Cash acquired in merger	145	—
Payment of security deposits	(121,346)	—
Purchase of property and equipment	(333,469)	—
Net cash used in investing activities	(454,670)	—

Cash flows from financing activities:
Members’ contributions	—	1,800
Issuance of Series A preferred stock	1,350,000	—
Issuance of common stock in private placement	22,970,000	—
Proceeds of related party loan	4,850,000	—
Repayment of related party loan	(5,039,000)	—
Investor advances	—	1,175,000
Net cash provided by financing activities	24,131,000	1,176,800

Net increase in cash and cash equivalents	15,486,199	1,136,960
Cash and cash equivalents at beginning of period	1,136,960	—
Cash and cash equivalents at end of period	$16,623,159	$1,136,960

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$90,647	$—
Cash paid during the period for taxes	$500	$—

Supplemental schedule of non-cash investing and financing activities:
Net liabilities acquired in acquisition	$1,207,246	$—
Exchange of indebtedness for common stock	$651,000	$—
Accrued commission on private placement	$1,645,400	$—

The accompanying notes are an integral part of the consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.

and Subsidiary (formerly International Fight League, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

Nature of Operations

Prior to November 29, 2006, we were known as Paligent Inc., a Delaware corporation (“Paligent”).  On November 29, 2006, we acquired International Fight League, Inc., a privately held Delaware corporation (“Old IFL”), pursuant to an agreement and plan of merger, dated as of August 25, 2006, as amended (the “Merger Agreement”), by and among us, IFL Corp., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and Old IFL, providing for the merger of Merger Sub and Old IFL, with Old IFL being the surviving corporation and becoming our wholly owned subsidiary (the “Merger”).  Immediately following the Merger, we changed our name to International Fight League, Inc. (“IFL” or collectively, the “Company”), and Old IFL changed its name to IFL Corp. and continued to operate Old IFL’s business of organizing and promoting a mixed martial arts sports league (see Note 3).

The accompanying consolidated financial statements represent the accounts of IFL, a professional mixed martial arts (“MMA”) sports league. IFL is an integrated media and entertainment company, engaged in the development, production and marketing of live mixed martial arts events with the intent to package television and pay-per-view programming and eventually the license and sale of branded consumer products featuring the IFL, its teams and personalities.

Old IFL’s predecessor, International Fight League, LLC (the “LLC”), was organized on March 29, 2005 as a New Jersey Limited Liability Company. On January 11, 2006, the LLC merged into Old IFL, whereupon the existence of the LLC ceased, and at which time members of the LLC contributed 100% of their membership interests to Old IFL in exchange for 18 million shares of Old IFL’s $0.0001 par value common stock. The transaction has been accounted for as a merger of entities under common control, similar to a pooling of interests, in which Old IFL was the surviving entity.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

On November 29, 2006, as part of the Merger, Paligent issued 30,872,101 shares of its common stock to the former stockholders of Old IFL in exchange for all of the issued and outstanding shares of common stock of Old IFL (including shares of Old IFL preferred stock which were converted to Old IFL common stock immediately prior to the Merger) in a transaction accounted for as a reverse acquisition of a “shell company.”.  Old IFL was deemed to be the acquirer for accounting purposes, and Paligent was deemed to be the legal acquirer (see Note 3).

The consolidated financial statements include the accounts of Old IFL from March 29, 2005 (date of inception) to December 31, 2005 and for the year ended December 31, 2006.  The consolidated financial statements also include the accounts of IFL from November 29, 2006 (the effective date of the Merger) to December 31, 2006, plus the cash acquired and liabilities assumed for accounting purposes from Paligent at the time of the Merger.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets, varying from 3 to 5 years or, when applicable, over the life of the lease, whichever is shorter.

Long-Lived Assets

The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standards No. (“FAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such a review. Long-lived assets will be written-down if the evaluation determines that the fair value is less than the book amount.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all short-term investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.

Accounts Receivable and Allowance for doubtful Accounts

Accounts receivable relates principally to sponsorship agreements. The Company evaluates the collectibility of accounts receivable and establishes allowances for the amount of receivables that are estimated to be uncollectible. Allowances are based on the length of time receivables are outstanding and the financial condition of individual customers. As of December 31, 2006 and 2005, the Company maintained an allowance for doubtful accounts of $80,000 and $0, respectively, the provision for which is included in selling, general and administrative expenses.

Merchandise Inventory

Merchandise inventory consists of merchandise sold on a direct sales basis, which are not sold through wholesale distributors and retailers.  Substantially all merchandise inventory consists of finished goods.  Inventory is stated at the lower of cost (first-in, first-out basis) or market.  The valuation of merchandise inventory requires management to make estimates assessing the quantities and the prices at which the inventory can be sold.

Income Taxes

For the year ended December 31, 2006, the Company complied with FAS 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

For the period March 29, 2005 (date of inception) to ended December 31, 2005, the LLC was treated as a partnership for federal and state income tax purposes and, accordingly, did not record a provision for income taxes because the individual members reported their share of the LLC’s income or loss on their personal income tax returns.

Revenue Recognition

In accordance with the provisions of the SEC’s Staff Accounting Bulletin No. (“SAB”) 101, “Revenue Recognition”, as amended by SAB 104, revenues are generally recognized when products are shipped or as services are performed. However, due to the nature of the Company’s business, there are additional steps in the revenue recognition process, as described below:

•                  Sponsorships:  The Company follows the guidance of Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” and assigns the total of sponsorship revenues to the various elements contained within a sponsorship package based on their relative fair values.

•                  Licensing: Licensing revenues are recognized upon receipt of notice by the individual licensees as to license fees due. Licensing fees received in advance will be deferred and recognized as income when earned.

Stock-Based Compensation

Accounting for stock options issued to employees follows the provisions of FAS 123(R), “Share-Based Payment” and the SEC’s SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies.”  This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward.

The Company uses the Black-Scholes option pricing model to measure the fair value of options granted to employees.

Advertising Expense

In accordance with the provisions of Statement of Position No. 93-7, advertising costs are expensed as incurred, except for costs related to the development of a major commercial or media campaign which are expensed in the period in which the commercial or campaign is first presented.

Advertising expense for year ended December 31, 2006 and for the period from March 29, 2005 (date of inception) to December 31, 2005 was $972,616 and $0, respectively.

Earnings Per Share

The Company complies with the accounting and reporting requirements of FAS 128, “Earnings Per Share.”  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. At December 31, 2006, the Company’s common stock equivalents include stock options and warrants exercisable for 2,189,311 and 653,987 shares of our common stock, respectively.  These common stock equivalents are not included in the diluted EPS calculations because the effect of their inclusion would be anti-dilutive or would decrease the loss per common share.  At December 31, 2005, the Company was operating as a limited liability company and had no measurable operations.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities that qualify as financial instruments under FAS 107, “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts as presented in the accompanying consolidated balance sheets at December 31, 2006 and 2005.

Recent Accounting Pronouncements

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FAS 159 permits entities to choose to measure many financial instruments and certain other items, at fair value. FAS 159 applies to reporting periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, that the adoption of FAS 159 will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements.”  FAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable.  FAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings.  FAS 157 is effective on January 1, 2008, although early adoption is permitted.  The Company is currently assessing the potential effect of FAS 157 on the consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position the tax benefit to be recognized is measured as the largest amount of benefit that is estimated to be greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the adoption year. FIN 48 is effective on January 1, 2007. The Company currently anticipates that FIN 48 will have no potential effect on the consolidated financial statements since the Company has experienced losses form inception.

NOTE 3 – BUSINESS COMBINATION

Effective August 25, 2006, Paligent entered into the Merger Agreement with Old IFL.  The agreement provided for Paligent to issue 30,872,101 shares of common stock in exchange for 29,904,006 shares, or 100% of Old IFL’s outstanding shares.  As part of the Merger, which was completed on November 29, 2006, in exchange for options to purchase 1,865,000 shares of Old IFL common stock, Paligent issued to the holders thereof options to purchase an aggregate of 1,925,376 shares of common stock under the 2006 Equity Incentive Plan having substantially the same terms and conditions as the Old IFL options.  The Merger has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America.

The reverse acquisition, as described above, has been accounted for as a purchase business combination in which Old IFL was the accounting acquirer and Paligent was the legal acquirer. No goodwill has been recognized since Paligent was a “shell company.”  Accordingly, the accompanying consolidated statements of operations includes the results of operations of IFL from November 29, 2006, the effective date of the Merger, through December 31, 2006.

Net liabilities of Paligent as of November 29, 2006 were as follows:

Cash	$145
Liabilities	(1,207,391)
$(1,207,246)

The following summarized unaudited consolidated pro forma information shows the results of operations of the Company had the reverse acquisition occurred on March 29, 2005 (date of inception):

	2006	2005	Cumulative
Total Revenues	$2,365,060	$—	$2,365,060
Net loss	$(9,603,400)	$(318,815)	$(9,922,215)
Net loss per common share, basic and diluted	$(0.11)	$(0.01)	$(0.12)

The summarized unaudited condensed consolidated pro forma results are not necessarily indicative of results which would have occurred if the acquisition had been in effect for the periods presented. Further, the summarized unaudited condensed consolidated pro forma results are not intended to be a projection of future results.

NOTE 4 – RISKS AND UNCERTAINTIES

Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally bank deposits and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. The Company invests its excess cash in money market instruments.  Cash and cash equivalents are, at times, maintained at financial institutions in amounts that exceed federally insured limits. The Company performs ongoing evaluations of its customers’ financial condition and monitors its exposure for credit losses and, where required, maintains allowances for anticipated losses.

NOTE 5 – LIQUIDITY

Since inception, the Company has incurred losses and has an accumulated deficit of approximately $9.6 million at December 31, 2006. During 2006, the Company raised $2.5 million from the issuance of preferred stock (which was converted to common stock at the time of the Merger) and received $22.2 million in net proceeds from the sale of common stock in a private placement. At December 31, 2006, the Company’s cash balance was $16.6 million after utilizing $8.1 million to fund operations. Based upon management’s current forecast of future revenues and expenses, the Company believes its cash resources will be adequate to fund operations in 2007. If revenues from operations turn out to be insufficient to meet the Company’s projected capital needs in the longer term, the Company will likely be required to raise additional capital through equity or debt financings.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2006	2005
Computer equipment and software	$103,876	$—
Other equipment	208,333	—
Leasehold improvements	21,260	—
Total	333,469	—
Less: accumulated depreciation and amortization	(29,600)	—
Property and equipment, net	$303,869	$—

Depreciation expense was $29,600 and $0 for the year ended December 31, 2006 and for the period March 29, 2005 (date of inception) to December 31, 2005, respectively.

NOTE 7 – STOCKHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)

The consolidated statements of stockholders’ and members’ equity(deficit) have been retroactively restated to reflect the 1-for-20 reverse stock split that occurred immediately prior to the effective time of Merger and the number of shares received by the stockholders of Old IFL in the business combination (See Note 3).

The historical stockholders’ equity of Old IFL (the accounting acquirer) consisted of 18,000,000 shares (retroactively restated to 18,582,722 shares to reflect the number of shares received in the business combination) of $.0001 par value common stock issued to incorporators. During 2006, prior to the reverse acquisition, Old IFL issued 11,222,218 shares of Series A Convertible Redeemable Preferred Stock of Old IFL “Preferred Stock”) in connection with a private placement in exchange for $2,252,500. Immediately prior to the Merger, $153,404 of accrued dividends on Preferred Stock were converted into 681,788 additional shares of Preferred Stock at an exchange price of $0.225, which was equal to the price paid for the underlying Preferred Stock.  All 11,004,006 shares of Preferred Stock were converted into shares of common stock of Old IFL on a 1:1 exchange. At the time of the Merger, shares of Old IFL common stock issued in exchange for Preferred Stock were then exchanged for 12,289,379 shares of Common Stock of the Company.

Immediately prior to the Merger, Paligent effected a 1-for-20 reverse stock split of Paligent’s common stock, such that the number of shares of common stock of IFL outstanding following the Merger would be approximately equal to the number of shares of common stock of Paligent outstanding prior to the Merger.  Following the reverse stock split and the Merger, there were 32,496,948 shares of IFL common stock outstanding, of which the pre-Merger shareholders of Paligent owned approximately 5% and the pre-Merger shareholders of Old IFL owned approximately 95%.

In connection with and as required by the Merger Agreement, Paligent and Richard J. Kurtz, a director and the principal stockholder of Paligent prior to the Merger, entered into a contribution agreement, dated as of August 25, 2006 (the “Kurtz Contribution Agreement”), providing that, immediately following consummation of the Merger, Mr. Kurtz would contribute to IFL all or a portion of the amounts owed to him by Paligent pursuant to the promissory note issued to him by Paligent, but not less than $651,000, in exchange for shares of common stock of the Company. Upon the Merger, Mr. Kurtz, elected to contribute only the minimum amount of $651,000, and in exchange, Mr. Kurtz received 1,627,500 shares of common stock of IFL.

As of December 22, 2006, the Company entered into Securities Purchase Agreements (the “Securities Purchase Agreements”), among the Company and the purchasers named therein (the “Purchasers”). The Securities Purchase Agreements provide for the sale by the Company to the Purchasers of a total of 19,376,000 shares of common stock, par value $0.01 (the “Shares”), at a price of $1.25 per share for gross proceeds of $24,220,000. The transactions contemplated by the Securities Purchase Agreements closed on December 28, 2006 (the “Closing Date”). In connection with the private placement, the Company incurred expenses, which included, without limitation, commissions to the placement agent, legal and accounting fees, and other miscellaneous expenses, of approximately $2 million. In addition, the Company also has committed to issue five-year warrants to purchase 581,280 shares of the Company’s common stock, or 3% of the number sold in the private placement, to the placement agent as additional compensation for its services.

NOTE 8 – LEASE

In August 2006 the Company leased space for its principal office in New York City. This lease commenced on September 1, 2006 and expires on August 31, 2010. Rent expense initially is $13,394 per month (not including escalations) commencing on November 1, 2006 and is payable in advance. Future minimum rental payments are as follows:

2007	$161,000
2008	164,000
2009	169,000
2010	113,000

NOTE 9 – RELATED PARTY TRANSACTIONS

Transactions with Entities Controlled by Our Chief Executive Officer

Prior to moving to its new principal office in New York City in October 2006, Old IFL utilized office space provided by a business venture controlled by the Company’s chief executive officer.  No rent was charged to Old IFL under this arrangement, nor is there any obligation upon the Company or Old IFL to pay rent for its past use of such premises.

In addition, certain business transactions are transacted among the Company and two business ventures that are controlled by the Company’s chief executive officer.  Typically, the Company reimburses these related companies for charges incurred and advances made on the Company’s behalf. Further, the Company purchases certain goods and services from these related companies.  As of December 31, 2006, approximately $166,000 is owed to these related companies, of which $119,000 is included in accounts payable and $47,000 is included in accrued expenses, relating to transactions aggregating $442,000  for the year ended December 31, 2006.  During 2005, there were no comparable transactions.

Loans from Directors, Officers, Stockholders and Affiliated Parties

On August 1, 2006, the Company executed a promissory note with Richard J. Kurtz pursuant to which the Company had received, at various times during the year ended December 31, 2006, loan proceeds aggregating $4,850,000. The loans bore interest at 8% per annum and were repaid in their entirety, together with interest of $88,931, on December 28, 2006.  As a result of our December 2006 private placement, the Company was required to and did repay all of its outstanding indebtedness plus accrued interest owed to Mr. Kurtz using approximately $5.2 million of the net proceeds from the private placement.

On October 8, 2003, Paligent entered into a promissory note with Mr. Kurtz under which the Company received loans to meet its operating costs.  The loan was evidenced by a promissory note that the Company issued to Mr. Kurtz.  The loan bears interest at 8% per annum, and after its first anniversary, the outstanding loan amount was payable on demand.  As of the Merger, the aggregate balance of principal and interest due under the promissory note was $920,000, consisting of $840,000 in principal and $80,000 of accrued interest.  In connection with and as required by the Merger Agreement, Paligent and Mr. Kurtz entered into a contribution agreement, dated as of August 25, 2006, providing that, immediately following consummation of the Merger, Mr. Kurtz would contribute to IFL all or a portion of the amounts owed to him by Paligent pursuant to the promissory note issued to him by Paligent, but not less than $651,000, in exchange for shares of common stock of the Company.  Upon the Merger, Mr. Kurtz, elected to contribute only the minimum amount of $651,000, and in exchange, Mr. Kurtz received 1,627,500 shares of common stock of IFL at the conversion rate of $0.40 per share.  Immediately following the debt conversion, the balance of principal and interest owed to Mr. Kurtz under his promissory note with Paligent was $269,000, which was repaid in its entirety on December 28, 2006.

Securities Transactions with Old IFL

On June 16, 2005, Mr. Kurtz advanced $25,000 to Old IFL to help defray start-up costs.  In January 2006, in connection with Old IFL’s private placement of its Series A preferred stock, Mr. Kurtz converted his earlier $25,000 advance to IFL into 111,111 shares of Old IFL Series A Preferred Stock at a conversion price of $0.225 per share.  On April 26, 2006, Mr. Kurtz invested an additional $1,000,000 and received 4,444,444 shares of Old IFL Series A preferred stock at a purchase price of $0.225 per share.  At the time of the Merger, Mr. Kurtz owned 4,555,555 shares of Old IFL preferred stock, which together with accrued dividends of $49,513 thereon, were converted into 4,775,610 shares of Old IFL common stock immediately prior to the Merger at a conversion price of $0.225 per share.  These shares of Old IFL common stock subsequently were converted into 4,930,213 shares of IFL common stock in the Merger.

On January 11, 2006, pursuant to a merger agreement between the LLC and Old IFL, Gareb Shamus, Kurt Otto and Keith Otto, who were all of the members of the LLC, exchanged their respective member interests in the LLC for 7,200,000, 9,000,000 and 1,800,000 shares, respectively, of Old IFL common stock.  As a result of the Merger, those shares of Old IFL common stock were converted into 7,433,089, 9,291,361, and 1,858,272 shares of IFL common stock, respectively.

In January 2006, in connection with Old IFL’s private placement of its Series A preferred stock, GSE, Inc., and entity controlled by our Chief Executive Officer, purchased 444,444 shares of Old IFL Series A Preferred Stock at a price of $0.225 per share.  Immediately prior to the Merger, these shares of Old IFL Series A Preferred Stock, together with accrued dividends of $6,926 thereon, were converted into 475,226 shares of Old IFL common stock at a conversion price of $0.225 per share.  These shares of Old IFL common stock subsequently were converted into 490,611 shares of IFL common stock in the Merger.

Lease Guaranty

In connection with Old IFL’s lease of our New York City headquarters in August 2006, our Chief Executive Officer executed an unconditional and irrevocable guaranty of Old IFL’s obligations under the lease.  This lease commenced on September 1, 2006 and expires on August 31, 2010.  Rent expense initially is $13,394 per month (not including escalations) commencing on November 1, 2006 and payable in advance.  Future minimum rental payments are as follows:

2006	$34,000
2007	163,000
2008	164,000
2009	169,000
2010	113,000

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company routinely enters into employment arrangements with management and staff providing for differing severance arrangements. In addition, as of December 31, 2006, the Company has assumed the terms of an employment arrangement with one of its executive officers.

NOTE 11 – TELEVISION RIGHTS AGREEMENT

On various dates during the year ended December 31, 2006, the Company entered into agreements with National Sports Programming, owner and operator of Fox Sports Net Sports Programming Service (“FSN”) regarding IFL’s series of team mixed martial arts matches held during the year ended December 31, 2006. The agreements grant FSN certain rights to the telecasts and, in return, FSN agrees to broadcast the series under specified conditions.

The agreements with FSN provide that there shall be no payment of any distribution fees by the Company to FSN.  The Company treats the arrangements as barter transactions in accordance with FAS 153 “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” For the year ended December 31, 2006, the Company recognized $1,375,000 of television rights revenue and corresponding charges to costs of revenues.

NOTE 12 – INCOME TAXES

No current federal or state income tax provision has been provided for in the accompanying consolidated financial statements as the Company has incurred losses since its inception.

At December 31, 2006, the Company has federal net operating loss (“NOL”) carry forwards for income tax purposes of approximately $109 million. These NOL carry forwards expire through 2026 but are limited due to section 382 of the IRS code (“382 Limitation”) which states that the amount of taxable income of any new loss corporation for any year after a greater than 50% change in control has occurred shall not exceed certain prescribed limitations.  As a result of the Merger approximately $99 million of the NOL carry forwards are subject to the 382 Limitation which limits the utilization of those NOL carry forwards to approximately $208,000 per year.  The remaining federal NOL carry forwards are fully utilizable by the Company to offset future taxable income.

At December 31, 2006, the Company has state NOL carry forwards for income tax purposes of approximately $77 million which will expire beginning in the year 2007 through 2021.  Pursuant to the applicable state income tax regulations, the state NOL carry forwards cannot exceed the amounts allowable for federal income tax purposes and are thus limited to the utilization amounts in the preceding paragraph.

The components of the Company’s net deferred tax assets were approximately as follows at December 31, 2006:

NOL carry forwards	$5,687,000
Allowance for doubtful accounts and other timing differences	54,000
Total	5,741,000
Valuation allowance	(5,741,000)
Total net deferred tax assets	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of losses, management concluded that it is more likely than not that the Company will not realize the benefit of the deferred tax assets. Accordingly, a full valuation allowance has been provided for the deferred tax assets.

NOTE 13 – STOCK OPTION PLAN

During the year ended December 31, 2006, the Company adopted the new 2006 Equity Incentive Plan (the “Plan”), which permits the grant of share options and other forms of share-based awards to its employees and service providers for up to 5,000,000 shares of the Company’s common stock. Option awards generally vest based on 3 years of continuous service and have 10-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plan). As part of the Merger (see Note 3), in exchange for options to purchase 1,865,000 shares of Old IFL common stock, we issued to the holders thereof options to purchase an aggregate of 1,925,376 shares of our common stock under our 2006 Equity Incentive Plan which has substantially the same terms and conditions as the Old IFL options.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that used the assumptions noted in the following table. Expected volatilities are estimated based on the volatility of other entities in similar businesses. The expected term of options granted to employees is 3 years and is derived from the option agreement and represents the vesting period, since there is no employment history to consider. The expected term of options granted to non-employees is 2 to 5 years and is derived from the agreements with the parties. The risk-free rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

December 31, 2006
Expected volatility	33%
Expected dividends	0
Expected term (in years)	2-5
Risk-free rate	4.7%

A summary of option activity under the Plan for the year ended December 31, 2006 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2006	—	—
Granted	1,865,000	$0.20
Exchange adjustment	60,376

Outstanding at December 31, 2006	1,925,376	$0.20	9.4
Exercisable at December 31, 2006	185,827	$0.06

In connection with grants of options issued under the Plan, compensation costs of $48,410 and $0 were charged against operations for the year ended December 31, 2006 and for the period ended March 29, 2005 (date of inception) to December 31, 2005, respectively.

NOTE 14 – SUBSEQUENT EVENTS

On January 2, 2007, the Company entered into a lease for additional office premises in Las Vegas, Nevada. The new lease commenced on January 1, 2007 and expires on December 31, 2007. Rent expense is $5,394 per month, payable in advance.  Future minimum rental payments are $65,000.

On January 15, 2007, International Fight League, Inc. (“IFL”) , entered into a letter of intent (the “Letter of Intent”) with Fox Cable Networks, Inc. (“Fox”) and MyNetworkTV, Inc. (“MNTV” and, together with Fox, the “Fox Entities”), which set forth certain terms and conditions under which the Fox Entities and IFL propose to create, promote and distribute IFL MMA content through a three-tier television and new media programming alliance.

IFL and the Fox Entities have commenced negotiation of definitive agreements in respect of the transactions contemplated by the Letter of Intent, including without limitation a telecast rights agreement, broadcast rights agreement, warrant agreement, master services agreement and limited liability company operating agreement (the “Definitive Agreements”). The Definitive Agreements are to contain certain provisions consistent with the terms proposed in the Letter of Intent.

The parties’ obligation to negotiate the Definitive Agreements will terminate if the Definitive Agreements are not executed by April 5, 2007, which date has been extended from March 15, 2007 by mutual agreement of the parties, or if the parties mutually agree to terminate negotiations earlier.  None of the parties is obligated to consummate the transactions contemplated by the Letter of Intent, except pursuant to the Definitive Agreements.

The Letter of Intent also calls for Fox and IFL to establish a joint venture to own, manage and distribute IFL related digital media rights including online/Internet, broadband and mobile/wireless.

Key terms of the proposed Definitive Agreements are as follows:

Fox Sports Net, Inc. (“FSN”) Distribution Agreement

•                  The initial term of the agreement would extend for three years commencing January 1, 2007 (the “FSN Initial Term”). Thereafter, Fox would retain two consecutive, unilateral three-year options to extend the FSN Initial Term.

•                  FSN would retain exclusive distribution rights to all IFL regular season, playoff and championship events (the “Scheduled Events”) each year of the term, which would consist of no fewer than 22 one-hour late night event programs (the “Programs”), produced by IFL, beginning in the second quarter of 2007.

•                  FSN would retain an exclusive right of first refusal to acquire exclusive distribution rights for all other MMA events controlled or created by IFL, and a right to match any third party offer in connection with one grand prix event per year.

•                  FSN would retain exclusive U.S. distribution rights for all IFL related video-on-demand and to one pay-per-view event per year.

•                  In the event IFL decides to offer international distribution rights, Fox would have an exclusive right of first refusal for the Latin American and Middle Eastern markets which would not include any over-the-air rights.

•                  FSN would have the exclusive right to produce all IFL related ancillary programming, with limited ancillary programming rights reserved by IFL.

•                  FSN would use its commercially reasonable efforts to clear a telecast of each Program in a minimum of 50 million homes.

•                  During the FSN Initial Term, IFL would be responsible for all production costs of each Program.

•                  IFL would also be allocated a limited amount of advertising time on FSN during each Program.

MyNetworkTV (“MNTV”) Distribution Agreement

•                                  The initial term of the agreement would extend for one year commencing upon the first 2007 IFL event telecast (the “MNTV Initial Term”). Thereafter, Fox would retain two consecutive, unilateral one-year options to extend the MNTV Initial Term.

•                                  MNTV would have exclusive over-the-air television distribution rights within the United States to the Scheduled Events and would order 22 programs.

•                                  During the MNTV Initial Term, MNTV would pay IFL $50,000 for the initial telecast and $20,000 for the second telecast of such program, with the amounts increasing in subsequent terms.

•                                  IFL would also be allocated a limited amount of advertising time on MNTV during each telecast.

Digital Media Rights Joint Venture and Equity

•                              Fox and IFL will form a joint venture to manage the digital media rights to all IFL content in perpetuity.

•                              Fox would acquire 4,800,000 shares of IFL common stock, par value $.01 per share (the “Common Stock”), and a five-year warrant to purchase 1,500,000 shares of Common Stock at an exercise price of $1.25 per share.

•                              Fox and/or an affiliate would pay IFL $6,000,000 in cash upon closing of the transactions described in this annual report.

•                              IFL would grant Fox demand and piggyback resale registration rights with respect to the shares of Common Stock, including those issuable upon exercise of the warrants.

Although the parties intend to work towards the negotiation and execution of the Definitive Agreements, there is no assurance that the parties will be able to agree on and enter into the Definitive Agreements.

NOTE 15 – SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
Total Revenues	$—	$737,794	$487,830	$1,139,436
Total Costs of revenues	$—	$1,991,382	$2,287,138	$3,570,246
Operating loss	$(574,772)	$(1,773,907)	$(3,083,636)	$(3,958,591)
Net loss	$(590,699)	$(1,807,826)	$(3,143,111)	$(4,061,764)
Net loss per common share–basic and diluted	$(0.04)	$(0.10)	$(0.17)	$(0.16)

Unaudited quarterly information for 2005 has been omitted as it has been deemed not material or comparable.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

Evaluation of Disclosure  Controls and  Procedures - Under the  supervision and with the  participation  of our  management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006.  Based upon this evaluation, our Chief  Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in reports that we file or submit under the  Securities  Exchange  Act of 1934 is (1)  recorded, processed,  summarized  and reported  within the time  periods  specified in SEC rules  and  forms  and (2) is  accumulated  and  communicated  to our management,  including our principal  executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures.  Due to the inherent limitations of control systems, not all misstatements may be detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objectives of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – Other Information

None.

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following persons are our executive officers and directors, and hold the offices set forth opposite their names:

Name	Age	Position
Gareb Shamus	38	Chairman of the Board of Directors, Chief Executive Officer and President

Kurt Otto	37	Vice Chairman of the Board of Directors and Commissioner

Salvatore A. Bucci	52	Director, Chief Financial Officer, Executive Vice President and Treasurer

Joel Ehrlich	57	Chief Marketing Officer and President of Sales

Richard J. Kurtz	66	Director

Michael Molnar	45	Director

Gareb Shamus has been the Chairman of our board of directors, our Chief Executive Officer and President since the Merger.  Prior to the Merger, Mr. Shamus held the same positions with Old IFL.  Mr. Shamus is also currently the Chairman and a director of the Wizard Entertainment Group, a magazine publisher and convention promoter focused primarily on the comic book, toy, gaming, action figure and anime/manga industries.  Mr. Shamus has appeared numerous times as a commentator on pop-culture on CNN, CNBC, NBC, ABC, CBS and FOX and in many newspapers and magazines, including The New York Times, The Wall Street Journal, USA Today, Newsweek, Time, Variety and Inc. Magazine.  Mr. Shamus founded Wizard in 1991 shortly after graduating from the State University of New York at Albany with a Bachelor of Arts degree in Economics, Magna Cum Laude.

Kurt Otto has been the Vice Chairman of our board of directors and our Commissioner since the Merger.  Prior to the Merger, Mr. Otto held the same positions with Old IFL.  Mr. Otto is also currently an Associate at FDS Architecture, a leading New Jersey architecture firm, which he joined in 1997, and a partner in Timeless Estates, a luxury residential land developer in northern New Jersey.  Mr. Otto is currently a 2nd degree black belt in tae-kwon do and is studying jiu-jitsu under world champion Renzo Gracie.  Mr. Otto has had a lifelong passion for martial arts, which he has been studying for nearly 30 years and teaching for over 15 years.  Mr. Otto graduated from the Pratt Institute in 1994 with a Bachelor of Architecture degree.

Salvatore A. Bucci has been one of our directors since May 2002 and our Chief Financial Officer, Executive Vice President and Treasurer since the Merger.  Prior to the Merger, Mr. Bucci was our President and Chief Executive Officer since February 2001.  Mr. Bucci joined us in May 2000 as Senior Vice President and Chief Financial Officer and was appointed our Executive Vice President and Chief Financial Officer in October 2000.  Prior to joining us, Mr. Bucci was Senior Vice President and Chief Financial Officer of DeGeorge Financial Corporation, a publicly traded financial services and contract fulfillment company and was also President and a director of DeGeorge Capital Corp., its mortgage banking subsidiary.  Prior to his 1995 to 1999 employment at DeGeorge, Mr. Bucci served in senior financial roles in the development of several emerging growth businesses, including as Chief Financial Officer of MHI, Ltd., a privately held hospitality company, and also as Vice President, Financial Services for First National Realty Associates, Inc., a publicly traded realty brokerage company, during its conversion to public ownership.  Previously, Mr. Bucci held management positions in the mortgage banking and realty brokerage divisions of Merrill Lynch.  Mr. Bucci, a Certified Public Accountant, began his career with Coopers & Lybrand, a predecessor firm to PricewaterhouseCoopers LLP.

Joel Ehrlich joined us full-time as our Chief Marketing Officer and President of Sales in February of 2007. He had been providing consulting services to us on a part-time basis since June of 2006. Prior to his employment with us, Mr. Ehrlich served as President and Chief Operating Officer of Young Minds Inspired, a provider of school curriculum programs, which he co-founded in 2003. From 1996 to 2003 Mr. Ehrlich was employed as Senior Vice President of Marketing and Promotions for Warner Bros and DC Comics, a division of Time Warner. From 1994 to 1996, Mr. Ehrlich served as Senior Vice President, Corporate Sales for Marvel Entertainment Group. From 1986 to 1992, Mr. Ehrlich was a Vice President and Publisher for Cahners Publishing. Mr. Ehrlich graduated from Hunter College with a degree in speech and theater.

Richard J. Kurtz has been one of our directors since January 2000.  Mr. Kurtz also has been the Chairman of the Board of Directors of LaPolla Industries, Inc., a publicly traded corporation in the sealant and coating business, since February 1999.  For over twenty years, Mr. Kurtz has been the President and Chief Executive Officer of the Kamson Corporation, a privately held corporation which owns and operates real estate investment properties in the Northeastern United States.  Mr. Kurtz received his Bachelor of Arts from the University of Miami in 1962.

Michael Molnar has been one of our directors since the Merger.  Prior to the Merger, Mr. Molnar was a director of Old IFL since April 2006.  Mr. Molnar is currently a Managing Director at Banc of America Securities, which he joined in March 2005 and is responsible for institutional product sales to middle market clients in both the debt and equity markets.  From 2001 until 2005, Mr. Molnar was a Managing Director at Citigroup, responsible for middle market institutional sales.  From March 2000 to October 2000, Mr. Molnar was the President and Chief Operating Officer of Tradescape.com, an electronic trading and brokerage firm, which was subsequently acquired by E Trade Group.  Before joining Tradescape.com, Mr. Molnar was a Managing Director at Citigroup responsible for Global Retail Sales and trading for individual investors and small institutions from 1993 through 2000 and, prior to that, he was a Vice President at Lehman Brothers, where he worked from 1987 to 1993 in equity sales and trading.  Mr. Molnar graduated from Boston University in 1983 with a Bachelor of Science degree in Business Administration.

Family Relationships

There are no family relationships among the individuals comprising our board of directors, management and other key personnel.

Board Committees

The Board intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges.  Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert.”  Additionally, the Board is expected to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee.  Until further determination by the Board, the full Board will undertake the duties of the audit committee, compensation committee and nominating committee.

Code of Ethics

We have not formally adopted a written code of ethics that applies to our principal executive officer, principal financial officer, or persons performing similar functions.  Based on our small size and limited financial and human resources, we did not adopt a written code of ethics prior to the Merger.  We intend to formalize and adopt a written code of ethics now that we have acquired an operating business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons beneficially owning more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission and to provide us with initial reports of ownership, reports of changes in ownership and annual reports of ownership of our common stock and other equity securities.  Based solely upon a review of such reports furnished to us by our directors, executive officers and 10% beneficial owners, we believe that all Section 16(a)

reporting requirements were timely fulfilled during 2006, except that Mr. Bucci filed a late Form 4 on December 20, 2006, regarding the receipt of a gift of common stock and Mr. Kurtz filed a late Form 4 on December 22, 2006, regarding the acquisition of common stock in the Merger and in return for  the cancellation of indebtedness and the disposition of common stock.

Item 11 – Executive Compensation

Compensation Committee Report

Our Board of Directors, which performs the functions of a compensation committee, has reviewed and discussed the Compensation Discussion and Analysis with management.  Based on that review and discussions, the Board has approved the inclusion of the Compensation Discussion and Analysis in this Annual Report on Form 10-K.

Respectfully submitted,

Board of Directors

Gareb Shamus, Chairman

Kurt Otto

Salvatore A. Bucci

Richard J. Kurtz

Michael Molnar

Compensation Discussion and Analysis

Following the Merger on November 29, 2006, Gareb Shamus became the Chairman of our board of directors and our Chief Executive Officer and President, Mr. Otto became Vice Chairman of our board of directors and our Commissioner and Mr. Bucci resigned as our Chief Executive Officer and President but was appointed our Chief Financial Officer, Executive Vice President and Treasurer.  Mr. Bucci was our sole executive officer during fiscal 2006 for the period prior to the Merger.  Although International Fight League, LLC, the predecessor to Old IFL, was formed in March 2005, Old IFL’s business activities did not commence until January 2006.  As a result, Old IFL did not accrue or pay any compensation to its executive officers prior to 2006.

With respect to our executive compensation policies, the board of directors had determined that until a business combination or other strategic transaction was completed, we would continue to compensate our then sole executive officer on a basis commensurate with prior cash compensation and benefit levels, as equity incentives were not a meaningful element of compensation while we were a shell corporation without an operating business.

Now that we have acquired the mixed martial arts sports league business of Old IFL and are rounding out our management team, our board of directors has begun reviewing and modifying, as necessary, our executive compensation policies in light of our current status as an operating company.  This review will be conducted with the goal of compensating our executives so as to maximize their, as well as our, performance.

Our board of directors does not currently have a compensation committee.  However, we are in the process of identifying and seeking to retain additional non-employee board members who meet the independence requirements of the national securities exchanges.  We expect that these independent directors will form our compensation committee.  We further expect that the compensation committee will annually evaluate individual executive performance with a goal of setting compensation at levels it believes are comparable with executives in other companies of similar size and stage of development in similar industries, while taking into account our relative performance and our own strategic goals.

Elements of Compensation

The compensation received by our executive officers consists of the following elements:

Mr. Bucci was our sole executive officer during fiscal 2005 and during fiscal 2006 for the period prior to the Merger.

Base Salary

Base salaries for our executives are established based on the scope of their responsibilities and individual experience.  Subject to any applicable employment agreements, base salaries will be reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

Discretionary Annual Bonus

In addition to base salaries, we have the ability to award discretionary annual bonuses to our executive officers.  We have not yet formulated the bases upon which we will grant discretionary bonuses to our executive officers.  We may increase the annual bonus paid to our executive officers at our discretion.

Stock Options

We believe that long-term performance is achieved through an ownership culture that encourages such performance by our executive officers through the use of stock and stock-based awards.  Our stock option plan has been established to provide our executive officers and other employees with incentives to help align those employees’ interests with the interests of our stockholders.  Our board of directors believes that the use of stock option awards represents a significant means for achieving our compensation goals.

Historically, we have granted stock options to our executive officers at the time of their hire and at such other times as the board of directors has deemed appropriate, such as in connection with a promotion or upon nearing full vesting of prior options.  In general, the number of shares of common stock underlying the stock options granted to each executive has reflected the significance of that executive’s current and anticipated contributions to us.

The value that may be realized from exercisable options depends on whether the price of the common stock at any particular point in time accurately reflects our performance.  However, each individual optionholder, and not the board of directors, makes the determination as to whether to exercise options that have vested in any particular year.

During 2005 and during 2006 for the period prior to the Merger, Mr. Bucci was not granted any stock options given our lack of an operating business.  We did not grant any stock options to our executive officers during 2006.  As we formulate our new compensation policies as a result of new operations, we expect to grant our executive officers stock options.

Severance Benefits

As we are still compensating Mr. Bucci, our Chief Financial Officer, in accordance with the terms of his former employment agreement, under the terms of that arrangement (which can be modified by the Board at any time), Mr. Bucci would be entitled to a severance payment in the event we terminate his employment without cause as specified in that agreement.  In addition, any outstanding unvested options held by Mr. Bucci would become immediately vested and exercisable.  Our primary reason for including the severance benefits in his compensation package had been to retain his services while we were a shell company.  For a further description of these severance benefits, see “—Executive Employment Contract” below.

Change of Control Benefits

As we are still compensating Mr. Bucci, our Chief Financial Officer, in accordance with the terms of his former employment agreement, Mr. Bucci would be entitled to a payment in the event he terminates his employment as a result of the occurrence of a change of control of IFL as specified in the agreement.  In addition, any outstanding unvested options held by Mr. Bucci would become immediately vested and exercisable.  Our primary reason for including the change of control benefits in his compensation package had been to retain his services while we were a shell company.  For a further description of these change of control benefits, see “—Executive Employment Contract” below.

In addition, our 2006 equity incentive plan provides that in the event that:

•                                          we merge or consolidate with another corporation,

•                                          there is an exchange of substantially all of our outstanding stock for shares of another entity in which our stockholders will own less than 50% of the voting shares of the surviving entity or

•                                          we sell substantially all of our assets,

then, unless otherwise provided in a grantee’s option or award agreement, each outstanding and unexercised stock option or stock award may be assumed by the successor corporation or an equivalent option or stock award will be substituted by the successor.  If, however, the successor does not assume the stock options and stock awards or substitute equivalent stock options or stock awards, then each outstanding and unexercised stock option and stock award will become exercisable for a period of at least 20 days prior to the effective date of such transaction and our right of repurchase with respect to shares covered by all outstanding stock purchase rights and all restrictions with respect to restricted stock awards will lapse.  Any stock options, or stock awards that are not exercised during such 20-day period shall terminate at the end of such period.  As of December 31, 2006, we had not granted any stock options or stock awards to our executive officers under the 2006 equity incentive plan.

Other Compensation

Consistent with our compensation philosophy, we intend to provide certain benefits and perquisites for our executive officers that we consider necessary to offer competitive opportunities to our officers.  All benefit and perquisite compensation is subject to future revision, amendment and enhancement that we deem advisable.

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to a public company for compensation over $1 million paid to its Chief Executive Officer and its four other most highly compensated executive officers. However, if certain performance-based requirements are met, qualifying compensation will not be subject to this deduction limit.  Although the limitations of Section 162(m) generally have not been of concern to us while we were a shell corporation, we intend to consider the requirements of Section 162(m) in developing our compensation policies now that we are an operating company.

Role of Executive Officers in Executive Compensation

The compensation that we paid to Messrs. Shamus and Otto during 2006 was paid in accordance with the terms of their existing employment arrangements with Old IFL.  As directors of Old IFL, which was a privately held corporation, each of Messrs. Shamus and Otto participated in the determination and approval of their compensation.

The compensation that we paid to Mr. Bucci during 2006 was paid in accordance with the terms of Mr. Bucci’s prior employment agreement which were determined by our board of directors in 2001.

Executive Employment Contract

Provided below is information concerning the employment arrangement that we are following for our Chief Financial Officer. As the applicable contract has expired, the Board has elected to follow that contract, subject to its right to modify the terms or Mr. Bucci’s employment as the Board may determine.

Salvatore A. Bucci.  On May 25, 2000, we and Mr. Bucci entered into an employment agreement (the “Original Agreement”) providing for Mr. Bucci to serve as our Senior Vice President and Chief Financial Officer for a period of two years.  On October 6, 2000, Mr. Bucci was appointed Executive Vice President and Chief Financial Officer and on February 9, 2001, Mr. Bucci was named President and Chief Executive Officer. The Original Agreement entitled Mr. Bucci to receive a minimum annual base salary of $150,000 and a minimum annual bonus of $25,000, which minimum annual bonus was required to be paid to Mr. Bucci in quarterly installments over the term of the Original Agreement.  The amount of Mr. Bucci’s actual bonus was to be determined annually by the compensation committee in light of his and our performance over the prior year.  Mr. Bucci also received an option to purchase 325,000 shares of common stock (which amount was reduced to 16,250 shares as result of the reverse stock split), with vesting to occur in equal annual installments over a four-year period.  If we terminate Mr. Bucci’s employment without cause, or if Mr. Bucci terminates his employment because there has been a change of control of IFL, then Mr. Bucci is entitled to receive:

•                              severance payments in a lump sum equal to one-half of his most recent base salary plus one-half of the amount of cash bonus most recently awarded; and

•                              immediate vesting and exercisability of any unvested options then held by Mr. Bucci.

Effective with Mr. Bucci’s prior appointment as President and Chief Executive Officer, we and Mr. Bucci amended the terms of the Original Agreement (the “Amended Agreement”).  The Amended Agreement provided for:

•                              a minimum annual base salary of $200,000, effective January 1, 2001;

•                              a bonus of $25,000, which was paid upon execution of the Amended Agreement; and

•                              the elimination of the minimum annual bonus.

The Amended Agreement expired on May 25, 2002.  We have continued the employment of Mr. Bucci as our Chief Financial Officer, Executive Vice President and Treasurer upon the salary and with the health benefits and other perquisites as were provided in the Amended Agreement. However, the Board reserves the right to modify the terms of Mr. Bucci’s employment at any time, as his agreement has expired.

During 2006, no options or other equity-based awards were granted and Mr. Bucci’s compensation was not adjusted.

Compensation Tables

Summary Compensation Table

The following table summarizes our estimate of the total compensation awarded to our Chief Executive Officer, Chief Financial Officer and other named executive officers in 2006.

Name and Principal Position	Year	Salary		Bonus	All Other Compensation	Total
		($)		($)	($)	($)
Gareb Shamus Chief Executive Officer and President	2006	60,000	(1)	0	0	60,000

Kurt Otto Commissioner	2006	60,000	(1)	0	0	60,000

Salvatore Bucci Chief Financial Officer, Executive Vice President and Treasurer	2006	188,301		0	0	188,301

(1)           Effective July 1, 2006, each of Messrs. Shamus and Otto has been employed by us or Old IFL at an aggregate annual base salary of $120,000.  Effective January 1, 2007, we increased each of their annual base salaries to $250,000.

Salvatore A. Bucci served as our Chief Executive Officer from February 2001 until the Merger on November 29, 2006.  Pursuant to his amended employment agreement, which expired on May 25, 2002, Mr. Bucci was entitled to receive a base salary of $200,000 per annum.  Mr. Bucci was also eligible to receive bonus compensation, which amount and form are determinable and at the discretion of the compensation committee or the board of directors of the Company.  Since that date, we had continued the employment of Mr. Bucci as our Chief Executive Officer upon the salary and with the health benefits and other perquisites as were provided in the amended employment agreement.  Notwithstanding, Mr. Bucci voluntarily reduced his base salary for a portion of 2006. In addition, the Board reserves the right to modify the terms of Mr. Bucci’s employment at any time.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards granted to our Chief Financial Officer that were outstanding at the end of fiscal 2006:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Option Exercise Price	Option Expiration Date
Salvatore A. Bucci	16,250	(1)	$21.75	5/25/10

(1)           Reflects the effect of the 1-for-20 reverse stock split on November 29, 2006, which reduced to 16,250 shares the 325,000 shares originally issuable upon exercise of such options and increased the option exercise price per share to $21.75 from $1.09.

Potential Payments Upon Termination

In the event that we terminate Mr. Bucci’s employment without cause, if his old employment agreement weer still in effect and we elected to continue it, he would be entitled to:

•                              severance payments in a lump sum equal to one-half of his most recent base salary plus one-half of the amount of cash bonus most recently awarded; and

•                              immediate vesting and exercisability of any unvested options then held by him.

Cash Severance

If Mr. Bucci was terminated as set forth above at December 31, 2006, he would be entitled to a lump-sum cash payment in the amount of $112,500. The Board reserves the right to modify the terms of his severance.

Equity Awards

If Mr. Bucci was terminated as set forth above at December 31, 2006, Mr. Bucci would not receive accelerated vesting of his outstanding stock options, as all of his options already are fully vested.

Potential Payments Upon a Change of Control

Cash Severance

If Mr. Bucci terminated his employment following a change of control of IFL as set forth above at December 31, 2006, he would be entitled to a lump-sum cash payment in the amount of $112,500. The Board reserves the right to modify the terms of his severance.

Equity Awards

If Mr. Bucci terminated his employment following a change of control of IFL as set forth above at December 31, 2006, Mr. Bucci would not receive accelerated vesting of his outstanding stock options, as all of his options already are fully vested.

Compensation of Directors

There are presently no arrangements providing for payments to directors for director or consulting services.  We expect to establish these arrangements in the near future, now that we have an operating business.

Compensation Committee Interlocks and Insider Participation

During 2006, we did not have a compensation committee or another committee of the board of directors performing equivalent functions.  Instead, the entire board of directors performed the function of a compensation committee.  None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table set forth information regarding the beneficial ownership of our common stock as of March 15, 2007, by:

•                              each person known to be the beneficial owner of 5% or more of our outstanding common stock;

•                              each of our executive officers named in the Summary Compensation Table;

•                              each of our directors; and

•                              all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and is calculated based on 53,500,448 shares of our common stock issued and outstanding on March 15, 2007.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options, warrants and/or convertible notes held by that person that are currently exercisable or convertible, as appropriate, or will become exercisable or convertible within 60 days of the reporting date are deemed outstanding, even if they have not actually been exercised or converted.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name.  The address of each stockholder is listed in the table.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class

5% Stockholders
Paul Tudor Jones, II, James J. Pallotta and related entities (1)	4,800,000		8.97%
Nadir Tavakoli and related entities (2)	4,800,000		8.97%

Named Executive Officers and Directors
Kurt Otto (3)	9,291,361		17.37%
Gareb Shamus (3)	7,923,700	(4)	13.89%
Richard J. Kurtz (3)	4,872,926		9.11%
Michael Molnar (3)	735,918		1.38%
Salvatore A. Bucci (3)	116,250	(5)	*
Joel Ehrlich (3)	38,714	(6)	*
All executive officers and directors as a group (6 persons)	22,840,155	(5)(6)	42.68%

* Indicates less than 1%

(1)           Includes 3,844,560 shares held by Witches Rock Portfolio Ltd., 621,326 shares held by The Tudor BVI Global Portfolio Ltd., and 334,560 shares held by Tudor Proprietary Trading, L.L.C.  Because Tudor Investment Corporation provides investment advisory services to The Tudor BVI Global Portfolio and Witches Rock Portfolio, Tudor Investment Corporation may be deemed to beneficially own the shares of common stock owned by each of these entities.  Tudor Investment Corporation expressly disclaims such beneficial ownership.  Because Mr. Jones is the controlling shareholder of Tudor Investment Corporation and the indirect controlling equity holder of Tudor

Proprietary Trading, Mr. Jones may be deemed to beneficially own the shares of common stock deemed beneficially owned by Tudor Investment Corporation and Tudor Proprietary Trading.  Mr. Jones expressly disclaims such beneficial ownership.  Because Mr. Pallotta is the portfolio manager of Tudor Investment Corporation and Tudor Proprietary Trading responsible for investment decisions with respect to the shares of common stock, Mr. Pallotta may be deemed to beneficially own the shares of common stock deemed beneficially owned by Tudor Investment Corporation and Tudor Proprietary Trading.  Mr. Pallotta expressly disclaims such beneficial ownership.  The address of Messrs. Jones and Pallotta and Tudor Investment Corporation is 1275 King Street, Greenwich, CT  06831, and the address of Witches Rock Portfolio is c/o CITCO, Kaya Flamboyan 9, P.O. Box 4774, Curacao, Netherlands Antilles.

(2)           Includes 2,800,000 shares held by EagleRock Institutional Partners LP, 1,600,000 shares held by EagleRock Master Fund, LP, for the accounts of EagleRock Capital Partners, L.P., EagleRock Capital Partners (QP), LP, and EagleRock Capital Partners Offshore Fund, Ltd. and 400,000 shares held by Mr. Tavakoli.  EagleRock Capital Management, LLC, as the investment manager of EagleRock Master Fund and EagleRock Institutional Partners, has the sole power to vote and dispose of the shares held by these entities.  In addition to the shares that Mr. Tavakoli holds directly, as the manager of EagleRock Capital Management, Mr. Tavakoli may direct the voting and disposition of the shares held by EagleRock Institutional Partners and EagleRock Master Fund.  The address of each of Mr. Tavakoli and EagleRock Capital Management is 24 West 40th Street, 10th Floor, New York NY 10018.

(3)           424 West 33rd Street, Suite 650, New York, NY 10001.

(4)           Includes 490,611 shares held by GSE, Inc., of which Mr. Shamus is the controlling stockholder.

(5)           Includes 16,250 shares issuable to Mr. Bucci pursuant to options to purchase shares of our common stock.

(6)           All shares issuable to Mr. Ehrlich are pursuant to options to purchase shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2006 with respect to our equity compensation plans, for which our common stock is authorized for issuance.  The data in the table below, reflects the effect of the 1-for-20 reverse stock split with respect to our common stock that we effected immediately prior to the Merger on November 29, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	2,505,043	(1)	$4.13	(1)	2,758,892	(2)

Equity compensation plans not approved by security holders	—		—		—

Total	2,505,043	(1)	$4.13	(1)	2,758,892	(2)

(1)           Includes 2,241,108 shares subject to options outstanding under our 2006 Equity Incentive Plan having a weighted average exercise price of $.20 per share, which options were issued in the Merger upon our assumption of all of the outstanding options of Old IFL, 263,935 shares subject to options outstanding under our 1998 Equity Incentive Plan having a weighted average exercise price of $37.44 per share.

(2)           Includes 2,758,892 shares that remain available for issuance under our 2006 Equity Incentive Plan.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2006, there have been no material relationships between us and our directors, executive officers and 5% or greater stockholders other than the transactions and relationships described below or in Item 11 above:

Loans from Directors, Officers, Stockholders and Affiliated Parties

On October 8, 2003, Paligent entered into a promissory note with Richard J. Kurtz, then our principal stockholder and one of our directors, under which we received loans to meet our operating costs.  The loan was evidenced by a promissory note that we issued to Mr. Kurtz.  The loan accrued interest at 8% per annum, and after its first anniversary, the outstanding loan amount was payable on demand.  As of the Merger, the aggregate balance of principal and interest due under the promissory note was $920,000, consisting of $840,000 in principal and $80,000 of accrued interest.

In connection with and as required by the Merger Agreement, Paligent and Richard J. Kurtz, a director and the principal stockholder of Paligent prior to the Merger, entered into a contribution agreement, dated as of August 25, 2006, providing that, immediately following consummation of the Merger, Mr. Kurtz would contribute to IFL all or a portion of the amounts owed to him by Paligent pursuant to the promissory note issued to him by Paligent, but not less than $651,000, in exchange for shares of common stock of the Company.  Upon the Merger, Mr. Kurtz, elected to contribute only the minimum amount of $651,000, and in exchange, Mr. Kurtz received 1,627,500 shares of common stock of IFL at the conversion rate of $0.40 per share.  Immediately following the debt conversion, the balance of principal and interest owed to Mr. Kurtz under his promissory note with Paligent was $269,000, which was repaid in its entirety on December 28, 2006.

On August 1, 2006, Old IFL entered into a promissory note with Mr. Kurtz, which loan was evidenced by a promissory note that Old IFL issued to Mr. Kurtz.  Through December 2006, Mr. Kurtz has loaned Old IFL and us an aggregate of $4.9 million to fund MMA operations.  The loans accrued interest at 8% per annum and were repayable upon the earlier of:

•                              the first anniversary of the promissory note, or August 1, 2007; and

•                              the first funding of debt and/or equity capital subsequent to the Merger that results in aggregate net cash proceeds to Old IFL of not less than $5 million.

As a result of our December 2006 private placement, we were required to and did repay all of our outstanding indebtedness plus accrued interest owed to Mr. Kurtz using approximately $5.2 million of the net proceeds from the private placement.

Securities Transactions with Old IFL

On June 16, 2005, Mr. Kurtz advanced $25,000 to Old IFL to help defray start-up costs.  In January 2006, in connection with Old IFL’s private placement of its Series A preferred stock, Mr. Kurtz converted his earlier $25,000 advance to IFL into 111,111 shares of Old IFL Series A Preferred Stock at a conversion price of $0.225 per share.  On April 26, 2006, Mr. Kurtz invested an additional $1,000,000 and received 4,444,444 shares of Old IFL Series A preferred stock at a purchase price of $0.225 per share.  At the time of the Merger, Mr. Kurtz owned 4,555,555 shares of Old IFL preferred stock, which together with accrued dividends of $49,513 thereon, were converted into 4,775,610 shares of Old IFL common stock immediately prior to the Merger at a conversion price of $0.225 per share.  These shares of Old IFL common stock subsequently were converted into 4,930,213 shares of IFL common stock in the Merger.

On January 11, 2006, pursuant to a merger agreement between the LLC and Old IFL, Gareb Shamus, Kurt Otto and Keith Otto, who were all of the members of the LLC, exchanged their respective member interests in the LLC for 7,200,000, 9,000,000 and 1,800,000 shares, respectively, of Old IFL common stock.  As a result of the

Merger, those shares of Old IFL common stock were converted into 7,433,089, 9,291,361, and 1,858,272 shares of IFL common stock, respectively.

In January 2006, in connection with Old IFL’s private placement of its Series A preferred stock, GSE, Inc., an entity controlled by Mr. Shamus, purchased 444,444 shares of Old IFL Series A Preferred Stock at a price of $0.225 per share.  Immediately prior to the Merger, these shares of Old IFL Series A Preferred Stock, together with accrued dividends of $6,926 thereon, were converted into 475,226 shares of Old IFL common stock at a conversion price of $0.225 per share.  These shares of Old IFL common stock subsequently were converted into 490,611 shares of IFL common stock in the Merger.

Lease Guaranty

In connection with Old IFL’s lease of our New York City headquarters in August 2006, Mr. Shamus executed an unconditional and irrevocable guaranty of Old IFL’s obligations under the lease.  This lease commenced on September 1, 2006 and expires on August 31, 2010.  Rent expense initially is $13,394 per month (not including escalations) commencing on November 1, 2006 and payable in advance.  Future minimum rental payments are as follows:

2006	$34,000
2007	$163,000
2008	$164,000
2009	$169,000
2010	$113,000

Transactions with Entities Controlled by Our Chief Executive Officer

Prior to moving to its new principal office in New York City in October 2006, Old IFL utilized office space provided by a business venture controlled by Mr. Shamus.  No rent was charged to Old IFL under this arrangement, nor is there any obligation upon us or Old IFL to pay rent for its past use of such premises.

In addition, certain business transactions are transacted among Old IFL and two business ventures that are controlled by Mr. Shamus, our chief executive officer.  Typically, Old IFL reimburses these related companies for charges incurred and advances made on Old IFL’s behalf.  Further, Old IFL purchases certain goods and services from these related companies.  As of December 31, 2006, approximately $166,000 was owed to these related companies, relating to transactions aggregating $442,000 for the twelve months ended December 31, 2006.  In January 2007, we satisfied the full amount of these obligations outstanding at the end of 2006.

Review, Approval and Ratification of Related Party Transactions

Given Old IFL’s small size and limited financial resources, Old IFL had not adopted prior to the Merger formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with its executive officers, directors and significant stockholders.  Since our acquisition of Old IFL in the Merger, we intend that such transactions will, on a going-forward basis, be subject to the review, approval or ratification of our board of directors, or an appropriate committee thereof.

Director Independence

Presently, we are not required to comply with the director independence requirements of any securities exchange.  Although we are actively seeking new non-employee board members who will be deemed to be independent under the corporate governance requirements of the national securities exchanges, we have not yet determined which national securities exchange’s corporate governance requirements we will elect to comply with.  The board of directors also will consult with counsel to ensure that the board of director’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of audit committee members.  Currently we do not satisfy the “independent director” requirements of the any of the national securities exchanges, which require that a majority of a company’s directors be independent.

Item 14 – Principal Accounting Fees and Services

Rothstein, Kass & Company, P.C., served as the Company’s independent public accountants for the fiscal years ended December 31, 2005 and 2006.

During the last two fiscal years, Rothstein, Kass & Company, P.C., billed the Company the following fees for its services:

		Period
		March 29, 2005
	Year Ended	(Date of Inception) to
	December 31,	December 31,
	2006	2005

Audit Fees	$152,500	$31,800
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Total	$152,500	$31,800

Part IV

Item 15 – Exhibits, Financial Statement Schedules

Exhibit Number	Description
2.1

Agreement and Plan of Merger by and among Paligent Inc., IFL Corp., and International Fight League, Inc., dated as of August 25, 2006 (incorporated by reference to Annex A to the Registrant’s amended Schedule 14A filed on October 31, 2006).

3.1

Amended and Restated Certificate of Incorporation of Paligent Inc. (f/k/a HeavenlyDoor.com, Inc.), filed with the Secretary of State of Delaware on June 26, 2000 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-45168) filed on September 5, 2000).

3.2

Certificate of Ownership and Merger of Paligent Inc. into HeavenlyDoor.com, Inc., filed with the Secretary of State of Delaware on December 28, 2000, to be effective as of December 31, 2000 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K for the year ended December 31, 2000, filed on April 2, 2001).

3.3

Certificate of Amendment to Certificate of Incorporation of Paligent Inc. filed with the Secretary of State of the State of Delaware on November 28, 2006, to be effective as of November 29, 2006 to effect the reverse stock split (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K filed on December 5, 2006).

3.4

Certificate of Amendment to Certificate of Incorporation of Paligent Inc. filed with the Secretary of State of the State of Delaware on November 28, 2006, to be effective as of November 29, 2006 to change the Registrant’s name to “International Fight League, Inc.” (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 8-K filed on December 5, 2006)

3.5	By-laws (originally adopted by Paligent Inc.) (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-57188))
10.1	1997 Unit Purchase Options (originally issued by Procept, Inc.) held by a Schedule of Holders (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on March 31, 1999).
10.2	1998 Equity Incentive Plan, as amended through June 30, 1999 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999).
10.3

Executive Employment Agreement dated as of May 25, 2000, as amended February 9, 2001, between the Company and Salvatore A. Bucci (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 2000, filed on April 2, 2001)

10.4	Promissory Note by and between Paligent, Inc. and Richard Kurtz dated October 8, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on December 5, 2006).
10.5

Promissory Note by and between International Fight League, Inc. and Richard Kurtz dated August 1, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on December 5, 2006).

10.6	2006 Equity Incentive Plan (incorporated by reference to Annex C to the Registrant’s amended Schedule 14A filed on October 31, 2006).
10.7

Agreement of Lease by and between 424 West 33rd Street LLC and International Fight League, Inc. dated as of September 1, 2006 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed on December 5, 2006).

10.8

Securities Purchase Agreement, dated December 22, 2006 between International Fight League, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-140636))

10.9

Registration Rights Agreement, dated December 22, 2006 between International Fight League, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-140636))

10.10†	Letter of Intent, dated January 15, 2007, between International Fight League, Inc., Fox Cable

Networks, Inc. and MyNetworkTV, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-140636))
21.1*	List of Subsidiaries
24.1	Power of Attorney (see the signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*         Filed herewith

†          Confidential treatment has been granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.  The omitted portions of this agreement have been separately filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2007.

INTERNATIONAL FIGHT LEAGUE, INC.

By:	/s/ Gareb Shamus
Gareb Shamus
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Gareb Shamus, Salvatore A. Bucci and Jonathan Rosan, and each of them, as his true and lawful attorney-in-law and agent, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gareb Shamus
Gareb Shamus	Chairman of the Board of Directors, Chief	April 2, 2007
Executive Officer, and President
(Principal Executive Officer)

/s/ Kurt Otto
Kurt Otto	Vice Chairman of the Board of Directors	April 2, 2007
and Commissioner

/s/ Salvatore A. Bucci
Salvatore A. Bucci	Director, Chief Financial Officer, Executive	April 2, 2007
Vice President and Treasurer
(Principal Financial and Accounting Officer)

/s/ Richard J. Kurtz
Richard J. Kurtz	Director	April 2, 2007

/s/ Michael Molnar
Michael Molnar	Director	April 2, 2007

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger by and among Paligent Inc., IFL Corp., and International Fight League, Inc., dated as of August 25, 2006 (incorporated by reference to Annex A to the Registrant’s amended Schedule 14A filed on October 31, 2006).

3.1

Amended and Restated Certificate of Incorporation of Paligent Inc. (f/k/a HeavenlyDoor.com, Inc.), filed with the Secretary of State of Delaware on June 26, 2000 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-45168) filed on September 5, 2000).

3.2

Certificate of Ownership and Merger of Paligent Inc. into HeavenlyDoor.com, Inc., filed with the Secretary of State of Delaware on December 28, 2000, to be effective as of December 31, 2000 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K for the year ended December 31, 2000, filed on April 2, 2001).

3.3

Certificate of Amendment to Certificate of Incorporation of Paligent Inc. filed with the Secretary of State of the State of Delaware on November 28, 2006, to be effective as of November 29, 2006 to effect the reverse stock split (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K filed on December 5, 2006).

3.4

Certificate of Amendment to Certificate of Incorporation of Paligent Inc. filed with the Secretary of State of the State of Delaware on November 28, 2006, to be effective as of November 29, 2006 to change the Registrant’s name to “International Fight League, Inc.” (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 8-K filed on December 5, 2006)

3.5	By-laws (originally adopted by Paligent Inc.) (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-57188))
10.1	1997 Unit Purchase Options (originally issued by Procept, Inc.) held by a Schedule of Holders (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on March 31, 1999).
10.2	1998 Equity Incentive Plan, as amended through June 30, 1999 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999).
10.3

Executive Employment Agreement dated as of May 25, 2000, as amended February 9, 2001, between the Company and Salvatore A. Bucci (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 2000, filed on April 2, 2001)

10.4	Promissory Note by and between Paligent, Inc. and Richard Kurtz dated October 8, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on December 5, 2006).
10.5

Promissory Note by and between International Fight League, Inc. and Richard Kurtz dated August 1, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on December 5, 2006).

10.6	2006 Equity Incentive Plan (incorporated by reference to Annex C to the Registrant’s amended Schedule 14A filed on October 31, 2006).
10.7

Agreement of Lease by and between 424 West 33rd Street LLC and International Fight League, Inc. dated as of September 1, 2006 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed on December 5, 2006).

10.8

Securities Purchase Agreement, dated December 22, 2006 between International Fight League, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-140636))

10.9

Registration Rights Agreement, dated December 22, 2006 between International Fight League, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-140636))

10.10†

Letter of Intent, dated January 15, 2007, between International Fight League, Inc., Fox Cable Networks, Inc. and MyNetworkTV, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-140636))

21.1*	List of Subsidiaries
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith

†          Confidential treatment has been granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.  The omitted portions of this agreement have been separately filed with the Commission.