Form 10-Q
period 2007-03-31
International Fight League, Inc.
filed 2007-05-15
CIK 885475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .

Commission file number: 000-21134

International Fight League, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	04-2893483
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
424 West 33rd Street, Suite 650 New York, New York	10001
(Address of Principal Executive Offices)	(ZIP Code)

212-356-4000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐ Accelerated Filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No.   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At May 11, 2007, there were 53,500,448 shares of Common Stock, par value $0.01 per share, outstanding.

INTERNATIONAL FIGHT LEAGUE, INC.

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. International Fight League, Inc. (the “registrant”, the “Company”, “IFL”, “we”, “us”, or “our”) believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. The following condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year, or any other period.

When we refer to our fiscal year in this report, we are referring to the fiscal year ended on December 31 of that year. Thus, we are currently operating in our fiscal 2007 year, which commenced on January 1, 2007. Unless the context expressly indicates a contrary intention, all references to years in this filing are to our fiscal years.

“International Fight League,” “IFL,” “Bulldogs,” “Condors,” “Red Bears,” “The Scorpions,” “The Razorclaws,” “Toronto Dragons,” “The Tigersharks,” “The Pitbulls,” “The Silverbacks,” “The Wolfpack,” “The Sabres” and “The Anacondas” are trademarks of IFL.  Each trademark, trade name or service mark of any other company appearing in this report belongs to its holder.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,190,462	$16,623,159
Accounts receivable, net of allowance for doubtful accounts	228,687	108,104
Merchandise inventory	54,592	25,843
Prepaid expenses	381,248	245,316
Total current assets	9,854,989	17,002,422
Property and equipment, net of accumulated depreciation and amortization	345,832	303,869
Other assets	124,064	121,346
Total assets	$10,324,885	$17,427,637
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,324,946	$1,036,444
Accrued commission on private placement	—	1,645,400
Accrued expenses and other current liabilities	1,142,885	1,110,341
Total current liabilities	2,467,831	3,792,185
Commitments
Stockholders’ equity:
Common stock, $0.01 par value per share; 75,000,000 shares authorized; 53,500,448 shares issued and outstanding at March 31, 2007 and December 31, 2006	535,004	535,004
Additional paid-in capital	23,930,661	23,996,851
Subscriptions receivable	—	(1,250,000)
Accumulated deficit	(16,608,611)	(9,646,403)
Total stockholders’ equity	7,857,054	13,635,452
Total liabilities and stockholders’ equity	$10,324,885	$17,427,637

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Revenues
Live and televised events:
Advertising—sponsorships	$67,045	$—
Live events—box office receipts	513,842	—
Television rights	960,000	—
Branded merchandise	19,470	—
Total revenues	1,560,357	—
Costs of revenues
Live and televised events:
Advertising—sponsorships	33,034	—
Live events—advertising	581,772	—
Live events—other costs	5,017,204	—
Distribution fees	750,000	—
Branded merchandise	7,742	—
Total costs of revenues	6,389,752	—
Selling, general and administrative expenses	2,280,097	565,190
Stock-based compensation expense	15,208	9,582
Operating loss	(7,124,700)	(574,772)
Other income (expense):
Dividend expense	—	(27,450)
Interest income	162,492	11,523
Other income (expense), net	162,492	(15,927)
Net loss	$(6,962,208)	$(590,699)
Net loss per common share—basic and diluted	$(0.13)	$(0.04)
Weighted average number of common shares outstanding—basic and diluted	53,500,448	16,517,975

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net loss	$(6,962,208)	$(590,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,783	1,618
Stock-based compensation expense	15,208	9,582
Changes in operating assets and liabilities:
Accounts receivable	(120,583)	—
Merchandise inventory	(28,749)	—
Prepaid expenses	(135,932)	(50,051)
Accounts payable	288,502	217,927
Accrued expenses and other current liabilities	(48,854)	100,907
Net cash used in operating activities	(6,965,833)	(310,716)
Cash flows from investing activities:
Payment of security deposits	(2,718)	(2,500)
Purchase of property and equipment	(68,746)	(17,863)
Net cash used in investing activities	(71,464)	(20,363)
Cash flows from financing activities:
Receipt of subscription receivable	1,250,000	—
Issuance of Series A preferred stock	—	1,525,000
Payment of accrued commission on private placement	(1,645,400)	—
Conversion of investor advances to Series A preferred stock	—	(1,175,000)
Net cash (used in) provided by financing activities	(395,400)	350,000
Net (decrease) increase in cash and cash equivalents	(7,432,697)	18,921
Cash and cash equivalents at beginning of period	16,623,159	1,136,960
Cash and cash equivalents at end of period	$9,190,462	$1,155,881

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND CONSOLIDATION AND BUSINESS DESCRIPTION

Prior to November 29, 2006, we were known as Paligent Inc., a Delaware corporation (“Paligent”). On November 29, 2006, we acquired International Fight League, Inc., a privately held Delaware corporation (“Old IFL”), pursuant to an agreement and plan of merger, dated as of August 25, 2006, as amended (the “Merger Agreement”), by and among us, IFL Corp., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and Old IFL, providing for the merger of Merger Sub and Old IFL, with Old IFL being the surviving corporation and becoming our wholly owned subsidiary (the “Merger”). Immediately following the Merger, we changed our name to International Fight League, Inc. (“IFL” or collectively, the “Company”), and Old IFL changed its name to IFL Corp. and continued to operate Old IFL’s business of organizing and promoting a mixed martial arts (“MMA”) sports league.

The accompanying unaudited condensed consolidated financial statements represent the accounts of IFL and IFL Corp. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are considered necessary for a fair presentation of consolidated financial position and results of operations as of and for the periods presented. We are required to make estimates and assumptions that affect the amounts reported in the unaudited financial statements and footnotes. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the period that they are determined to be necessary.

We organize, host and promote a significantly greater number of live and televised MMA sporting events during the first half of our fiscal year than during the second half of our fiscal year. Since we generally incur most of our costs in connection with such events, our expenses generally increase during the first half of our fiscal year and decline in the second half. This seasonality is likely to cause fluctuations in our financial results. Therefore, the results of operations for the periods presented are not necessarily indicative of the results of operations for the full year and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 in our Annual Report on Form 10-K.

NOTE 2 — LIQUIDITY

Since inception, the Company has incurred losses and has an accumulated deficit of approximately $16.6 million at March 31, 2007. During 2006, the Company raised $2.5 million from the issuance of preferred stock (which was converted to common stock at the time of the Merger) and received $22.2 million in net proceeds from the sale of common stock in a private placement. At March 31, 2007, the Company’s cash balance was $9.2 million.

Based upon management’s current forecast of future revenues and expenses, the Company believes its cash resources will likely be sufficient to fund operations into, but not through the end of, the fourth quarter of 2007. This assumes that the Company’s live event expenses continue to decrease as a result of the Company’s increased production efficiencies and that the Company realizes additional cash from the following: (i) the distribution of IFL mixed martial arts content via DVD, electronic sell through and similar media pursuant to our letter of intent with Warner Home Video; (ii) the distribution of programming internationally pursuant to our exclusive relationship with Alfred Haber Distribution, Inc.; (iii) the consummation of the transactions contemplated by the Letter of Intent with the Fox Entities (see

Note 8); and (iv) an increase in sponsorship revenue. There can be no assurance, however, that the Company will generate sufficient cash from any of such sources or continue to realize decreases in its live event expenses. If the Company is not able to generate sufficient cash and reduce expenses, the Company’s cash resources may not be sufficient to last through the end of the third quarter of 2007. If the Company is unable to secure sufficient debt or equity financing for operations, the Company will experience a cash shortage, the effect of which could result in the discontinuance of operations. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

NOTE 3 — LOSS PER SHARE

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

At March 31, 2007, the Company’s common stock equivalents include stock options outstanding for 2,138,553 shares of our common stock and warrants exercisable for 653,987 shares of our common stock. These common stock equivalents are not included in the diluted EPS calculations because the effect of their inclusion would be anti-dilutive or would decrease the loss per common share.

NOTE 4 — INCOME TAXES

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS 109” (“FIN 48”). As of January 1 and March 31, 2007, there were no unrecognized tax benefits. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was not change to this balance at March 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 5 — RELATED PARTY TRANSACTIONS

Transactions with Entities Controlled by Our Chief Executive Officer

Certain business transactions are transacted among the Company and two business ventures that are controlled by the Company’s Chief Executive Officer. Typically, the Company reimburses these related companies for charges incurred and advances made on the Company’s behalf. Further, the Company purchases certain goods and services from these related companies. As of March 31, 2007, approximately $123,000 was owed to these related companies, which is included in accounts payable, relating to transactions aggregating $267,000 for the three months ended March 31, 2007 and $39,000 for the three months ended March 31, 2006. As of December 31, 2006, approximately $166,000 was owed to these related companies, of which $119,000 is included in accounts payable and $47,000 is included in accrued expenses.

Lease and Other Guaranty Arrangements

In connection with Old IFL’s lease of our New York City headquarters in August 2006, our Chief Executive Officer executed an unconditional and irrevocable guaranty of Old IFL’s obligations under the lease. This lease commenced on September 1, 2006 and expires on August 31, 2010. Rent expense initially is $13,394 per month (not including escalations) commencing on November 1, 2006 and payable in advance. In addition, our Chief Executive Officer has, on occasion, provided personal guarantees relating to performance bonds required by certain state athletic commissions.

On March 29, 2007, the Company’s Board of Directors passed a resolution authorizing the Company to enter into an indemnification agreement with our Chief Executive Officer relating to these personal guarantees. On March 30, 2007, the Company executed an indemnity agreement with our Chief Executive Officer.

NOTE 6 — STOCK OPTION PLAN

Accounting for stock options issued to employees follows the provisions of FAS 123(R), “Share-Based Payment” and the SEC’s SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies.” This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

The Company uses the Black-Scholes option pricing model to measure the fair value of options granted to employees.

During the year ended December 31, 2006, the Company adopted the new 2006 Equity Incentive Plan (the “Plan”), which permits the grant of share options and other forms of share-based awards to its employees and service providers for up to 5,000,000 shares of the Company’s common stock. Option awards generally vest based on 3 years of continuous service and have 10-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). As part of the Merger (see Note 1), in exchange for options to purchase 1,865,000 shares of Old IFL common stock, we issued to the holders thereof options to purchase an aggregate of 1,925,376 shares of our common stock under the Plan which has substantially the same terms and conditions as the Old IFL options.

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

March 31, 2007
Expected volatility	33%
Expected dividends	0
Expected term (in years)	2-5
Risk-free rate	4.7%

A summary of option activity under the Plan for the three months ended March 31, 2007 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2007	1,925,376	$0.20
Cancelled	(50,758)	$0.30
Outstanding at March 31, 2007	1,874,618	$0.16
Exercisable at March 31, 2007	455,104	$0.13	9.4 years

In connection with grants of options issued under the Plan, compensation costs of $15,208 and $9,582 were charged against operations for the three months ended March 31, 2007 and 2006, respectively.

NOTE 7 — COMMITMENTS

The Company routinely enters into employment arrangements with management and staff providing for differing severance arrangements. During the first quarter, the Company entered into employment arrangements with two executive officers containing contingent obligations under certain events of termination. In addition, in April 2007 the Company entered into an agreement with one of its executive officers under which the Company is obligated to make a series of payments subsequent to the effective date of the executive’s resignation (see Note 9).

NOTE 8 — TELEVISION RIGHTS AGREEMENT AND OTHER PENDING AGREEMENTS

On various dates during the year ended December 31, 2006, the Company entered into agreements with National Sports Programming, owner and operator of Fox Sports Net (“FSN”) regarding IFL’s series of team mixed martial arts matches held during the year ended December 31, 2006. The agreements grant FSN certain rights to the telecasts and, in return, FSN agrees to broadcast the series under specified conditions.

The agreements with FSN provide that there shall be no payment of any distribution fees by the Company to FSN. The Company treats the arrangements as barter transactions in accordance with FAS 153 “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” Under the proposed terms of the Letter of Intent (as hereinafter defined), FSN would retain exclusive distribution rights to all IFL regular season, playoff and championship events. The provision of the LOI relating to FSN provides that there shall continue to be no payment of any distribution fee by IFL to FSN. For the three months ended March 31, 2007, the Company recognized $750,000 of television rights revenue and corresponding charges to costs of revenues.

On January 15, 2007, the Company entered into a letter of intent (the “Letter of Intent”) with Fox Cable Networks, Inc. (“Fox”) and MyNetworkTV, Inc. (“MNTV” and, together with Fox, the “Fox Entities”), which set forth certain terms and conditions under which the Fox Entities and IFL propose to create, promote and distribute IFL MMA content through a three-tier television and new media programming alliance.

IFL and the Fox Entities have continued negotiation of definitive agreements in respect of the transactions contemplated by the Letter of Intent, including without limitation, a telecast rights agreement, broadcast rights agreement, warrant agreement, master services agreement and limited liability company operating agreement (the “Definitive Agreements”). The Definitive Agreements are to contain certain provisions consistent with the terms proposed in the Letter of Intent.

The parties’ obligation to negotiate the Definitive Agreements has been extended several times and currently expires on May 18, 2007. Although IFL intends to work towards the negotiation and execution of the Definitive Agreements, and believes that this is the intention of the Fox Entities as well, there is no assurance that the parties will be able to agree on and enter into the Definitive Agreements. None of the parties is obligated to consummate the transactions contemplated by the Letter of Intent, except pursuant to the Definitive Agreements.

The Letter of Intent also calls for Fox and IFL to establish a joint venture to own, manage and distribute IFL related digital media rights including online/Internet, broadband and mobile/wireless.

Key terms of the proposed Definitive Agreements are as follows:

Fox Sports Net, Inc. Distribution Agreement

•       The initial term of the agreement would extend for three years commencing January 1, 2007. Thereafter, Fox would retain two consecutive, unilateral three-year options to extend the initial term, which if extended would restrict our ability to obtain other television coverage in the U.S.

•       FSN would retain exclusive distribution rights to all IFL regular season, playoff and championship events (the “Scheduled Events”) in the United States and its territories each year of the term, which would consist of 22 one-hour late night event programs (the “Programs”), produced by IFL, that began in the first quarter of 2007. MNTV is the only other party permitted to broadcast the Scheduled Events in the United States.

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

•       IFL would be allocated a limited amount of advertising time on FSN during each Program.

MyNetworkTV Distribution Agreement

•       The initial term of the agreement would extend for one year commencing upon the first 2007 IFL event telecast. Thereafter, Fox would retain two consecutive, unilateral one-year options to extend the initial term.

•       MNTV would have exclusive over-the-air television distribution rights within the United States to the Scheduled Events and would order 22 programs, subject to cancellation.

•       During the initial term, MNTV would pay IFL $50,000 for the initial telecast, $20,000 for the second telecast and $12,500 for the third telecast of such program, with the amounts increasing in subsequent terms.  During the first quarter of 2007, MNTV broadcast three initial and three second telecasts comprising an additional $210,000 of television rights revenue.

•       IFL would be allocated a limited amount of advertising time on MNTV during each telecast.

Digital Media Rights Joint Venture and Equity

•       Fox and IFL would form a joint venture to own and manage the digital media rights to all IFL content in perpetuity.

•       Fox would own 51% of the joint venture, possess operational control and the ability to appoint two of three directors in the joint venture. IFL would appoint the other director. Certain significant transactions would require unanimous board approval.

•       Fox would acquire 4,800,000 shares of IFL common stock at $1.25 per share and a five-year warrant to purchase 1,500,000 shares of common stock at an exercise price of $1.25 per share.

•       Fox and/or an affiliate would pay IFL $6,000,000 in cash upon the closing of the proposed transactions.

•       IFL would grant Fox demand and piggyback resale registration rights with respect to the shares of common stock, including those issuable upon exercise of the warrants.

NOTE 9 — SUBSEQUENT EVENTS

On April 2, 2007, we entered into an agreement and general release (the “Agreement and Release”), pursuant to which Salvatore A. Bucci, our Executive Vice President, Chief Financial Officer and Treasurer voluntarily resigned effective at the close of business on June 30, 2007 (the “Separation Date”). Mr. Bucci is to continue to serve as our Executive Vice President, Chief Financial Officer and Treasurer and as one of our directors through the Separation Date. From April 1, 2007 through June 30, 2007, we are required to continue to pay Mr. Bucci his regular gross salary plus benefits and to reimburse Mr. Bucci for all reasonable out-of-pocket expenses incurred by him in connection with the performance of his duties and obligations. In addition, on June 29, 2007, we are required to make a one-time payment of $40,000 to Mr. Bucci. From July 2007 to December 2007, we will be required to pay to Mr. Bucci six monthly payments of $15,000, payable on or before the fifth day of each month; and in the event that Mr. Bucci elects to receive health insurance coverage in accordance with the Consolidated Omnibus Budget Reconciliation Act (“COBRA’), we will pay any required premiums for such coverage, for any period in which Mr. Bucci remains eligible for such COBRA benefits, through the earlier of December 31, 2007 or the date on which Mr. Bucci becomes eligible for group health insurance though any employer or professional affiliation other than the Company. All amounts payable to Mr. Bucci under the Agreement and Release will be charged to expense in the second quarter of 2007.

The expiration date of the Letter of Intent with the Fox Entities has been extended to May 18, 2007.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed on April 2, 2007. In addition to historical information, this discussion and analysis contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance and the industries in which we operate as well as on our management’s assumptions. These forward-looking statements that involve risks and uncertainties. When used in this Quarterly Report on Form 10-Q the words “anticipate,” “objective,” “may,” “might,” “should,” “could,” “can,” “intend,” “expect,” “believe,” “estimate,” “predict,” “targets,” “goals,” “projects,” “seeks,” “potential,” “plan,” “is designed to” or the negative of these and similar expressions identify forward-looking statements. While we believe our plans, intentions and expectations reflected in those forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. Other than as required by applicable securities laws, we are under no obligation to update any forward-looking statement, whether as result of new information, future events or otherwise. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2006.

Our Company

We are the world’s first professional mixed martial arts (or MMA) sports league. In MMA matches, athletes combine a variety of fighting styles, such as boxing, judo, jiu jitsu, karate, kickboxing, muy thai, tae kwon do and/or wrestling, in each fight. Our business was founded in 2005 to organize, host and promote live and televised MMA sporting events and to capitalize on the growing popularity of MMA in the United States and around the world. At the core of our business are our twelve MMA teams, which comprise some of the world’s most highly regarded athletes and coaches. Our sporting events typically showcase four teams, in two-team match-ups, with athletes competing in one-on-one matches across five weight divisions. These events create a body of television programming content that we currently distribute through an arrangement with both Fox Sports Net (“FSN”), a national sports cable network available to over 80 million households across the United States and MyNetworkTV, Inc. (“MNTV”), a broadcast network available to over 100 million homes. We earn revenue from live event ticket sales, sponsorships and promotions and licensing of our intellectual property. We have held twelve live events, the first of which took place during the second quarter of 2006, the first period in which we recognized revenues.

Corporate History

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

The Merger has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States of America. Reported results of operations of the combined group reflect the operations of Old IFL and IFL.

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

During the first quarter of 2007, we launched our first full season, which consists of a six-month regular season and a two-month post-season.

Company Filings

We make available through our internet website free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to such reports and other filings made by us with the SEC, as soon as practicable after we electronically file such reports and filings with the SEC. Our website address is www.ifl.tv. The information contained in this website is not incorporated by reference in this report.

Results of Operations

From inception through March 31, 2007, we have incurred costs and expenses significantly in excess of revenues. As we pursue our goals and continue to build out our organization and business, we expect to increase revenues and control costs and maximize value to existing stockholders, though we expect to incur additional losses.

Through March 31, 2006, we were a development stage company with insignificant operations. Accordingly, there are no meaningful comparative data upon which prior period comparisons can be made.

Three Months Ended March 31, 2007

During the quarterly period ended March 31, 2007, IFL incurred a net loss of $7.0 million, or $0.13 per share.

Revenues for the three months ended March 31, 2007 were $1.6 million. The principal components of revenue include:

•                  television rights of $960,000, consisting of $750,000 and $210,000 relating to IFL’s agreements with FSN and MNTV, respectively;

•                  box office receipts of $514,000; and

•                  sponsorships of $67,000.

During 2006, IFL entered into agreements with National Sports Programming, owner and operator of Fox Sports Net (“FSN”). The agreements with FSN granted FSN exclusive rights to broadcast episodes of IFL’s 2006 events through June 30, 2007. In January 2007, we entered into a Letter of Intent (“LOI”) with Fox Cable Networks, Inc. (“Fox”) and MyNetworkTV, Inc. (“MNTV” and, together with Fox, the “Fox Entities”), which set forth certain terms and conditions under which the Fox Entities and IFL proposed to create, promote and distribute IFL MMA content. Under the proposed terms, FSN would retain exclusive distribution rights to all IFL regular season, playoff and championship events. The provision of the LOI relating to FSN provides that there shall be no payment of any distribution fee by IFL to FSN. Accordingly, we have treated the transaction as a barter transaction in accordance with FAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The provision of the LOI relating to the broadcasts on MNTV provide for MNTV to pay IFL $50,000 for each initial telecast and $20,000 for each second telecast. During the first quarter of 2007, MNTV broadcast three initial and three subsequent telecasts.

During the quarterly period ended March 31, 2007, costs of revenues were $6.4 million, consisting of the following principal components:

•                  distribution fees of $750,000 relating to the FSN agreement;

•                  live event costs of $5.6 million; and

•                  sponsorship costs of $33,000.

Components of live event costs for the quarterly period ended March 31, 2007, include $1.7 million of talent costs, $1.1 million of event travel and other event costs, $2.2 million of television production costs and $600,000 of advertising expenses.

During the quarterly period ended March 31, 2007, selling, general and administrative expenses were $2.3 million, the primary components of which were, respectively, professional fees of $700,000, payroll and benefits expenses of $1.0 million, office and facilities costs of $300,000 and travel and entertainment of $100,000. In addition, advertising expenses of $200,000 were recorded to selling, general and administrative expenses during the quarterly period ended March 31, 2007.

Stock-based compensation expense of $15,000 recorded to the statement of operations for the quarterly period ended March 31, 2007, relates to option grants under Old IFL’s 2006 Equity Compensation Plan which option grants were assumed under the Plan.

During the quarterly period ended March 31, 2007, interest income of $162,000 was earned on available cash balances.

Liquidity and Capital Resources

At March 31, 2007, our cash and cash equivalents were $9.2 million, a decrease of $7.4 million from the end of the prior year. During the first quarter of 2007, we received $1.2 million from the receipt of the remaining subscription receivable relating to the December 2006 private placement of common stock and used $7.0 million to fund operating activities and $1.6 million to pay accrued commissions on the private placement that was completed in December 2006.

Future Capital Requirements

Since inception, our MMA operations have incurred losses, and we have funded these operating deficits through proceeds of $2.5 million from the 2006 issuance of preferred stock and from net proceeds of approximately $22.2 million from our December 2006 private placement. Based upon management’s current forecast of future revenues and expenses, the Company believes its cash resources will likely be sufficient to fund operations into, but not through the end of, the fourth quarter of 2007. This assumes that the Company’s live event expenses continue to decrease as a result of the Company’s increased production efficiencies and that the Company realizes additional cash from the following: (i) the distribution of IFL mixed martial arts content via DVD, electronic sell through and similar media pursuant to our letter of intent with Warner Home Video; (ii) the distribution of programming internationally pursuant to our exclusive relationship with Alfred Haber Distribution, Inc.; (iii) the consummation of the transactions contemplated by the Letter of Intent with the Fox Entities (see Note 8); and (iv) an increase in sponsorship revenue. There can be no assurance, however, that the Company will generate sufficient cash from any of such sources or continue to realize decreases in its live event expenses. If the Company is not able to generate sufficient cash and reduce expenses, the Company’s cash resources may not be sufficient to last through the end of the third quarter of 2007. If the Company is unable to secure sufficient debt or equity financing for operations, the Company will experience a cash shortage, the effect of which could result in the discontinuance of operations. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

Changes in Directors and Officers

On April 2, 2007, we entered into an agreement and general release pursuant to which Salvatore A. Bucci, our Executive Vice President, Chief Financial Officer and Treasurer voluntarily resigned effective at the close of business on June 30, 2007 (the “Separation Date”). Mr. Bucci is to continue to serve as our Executive Vice President, Chief Financial Officer and Treasurer and as one of our directors through the Separation Date (see Note 9 to the Condensed Consolidated Financial Statements included in this report).

On April 25, 2007, Mr. Kurtz voluntarily resigned as one of our directors.

On May 1, 2007, our Board of Directors elected Jeffrey M. Jagid to fill the vacancy created by Mr. Kurtz’s resignation.

In May 2007, Joel Ehrlich, our Chief Marketing Officer and President of Sales, announced his resignation, effective at the close of business on June 30, 2007. Mr. Ehrlich has agreed to serve as a consultant to the Company after June 30, 2007.

Off-Balance Sheet Arrangements

As of March 31, 2007, we had no off-balance sheet arrangements.

Critical Accounting Policy

For the three months ended March 31, 2007, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2006.

Seasonality

We organize, host and promote a significantly greater number of live and televised MMA sporting events during the first half of our fiscal year than during the second half of our fiscal year. Since we generally incur most of our costs in connection with such events, our expenses generally increase during the first half of our fiscal year and decline in the second half. This seasonality is likely to cause fluctuations in our financial results.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedure—Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objectives of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

Changes in Internal Control Over Financial Reporting—There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable.

Item 1A.  Risk Factors

Aside from the risk factor(s) noted below, there have not been any material changes in the risk factors that were previously disclosed in Item 1A, “Risk Factors,” of  Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

FSN has the exclusive right to distribute IFL MMA content in the United States.

Under the Letter of Intent with Fox Cable Networks, Inc. (“Fox”) and MNTV (Fox, together with MNTV, the “Fox Entities”), FSN has the exclusive TV broadcast right to distribute IFL MMA content for regular season, playoff and championship events in the United States. MNTV, an affiliate of FSN, is currently broadcasting our 2007 regular season programming. The Letter of Intent, which has been extended several times, currently expires on May 18, 2007.  While the parties are continuing to work towards the negotiation and execution of the Definitive Agreements, the Company and the Fox Entities are continuing to perform in accordance with terms and conditions under the Letter of Intent.  Given our arrangements under the Letter of Intent with FSN and MNTV, we are prohibited from acquiring any additional third-party television coverage in the U.S. and its territories for our regular season, playoff and championship events. If MNTV decides to discontinue broadcasting our programming, we will have only a limited commitment from FSN to broadcast our league programming. In addition, under the Letter of Intent, FSN has the unilateral option to extend the proposed three-year distribution agreement for two additional three-year terms. IF FSN exercises each of these options and the MNTV contract is terminated or not renewed, we may be unable to obtain other television coverage in the U.S. for our league regular season and playoff events. As a result of the proposed definitive agreements with FSN and MNTV and the accompanying digital media rights joint venture with Fox, our ability to broadcast and promote our MMA events in the United States is substantially dependent on our ability to maintain a good working relationship with the Fox Entities. Any disruption of our relationship with the Fox entities may adversely affect our business prospects, operating results, cash flow and ability to achieve profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as disclosed below, we did not repurchase or sell any shares of our equity securities during the quarter ended March 31, 2007.

On March 1, 2007, we issued a warrant to purchase 581,280 shares of our common stock at an exercise price of $1.25 per share, with an expiration date of March 1, 2012, in a private placement exempt under Section 4(2) of the Securities Act of 1933.  This warrant was issued as part the consideration we paid to the placement agent for the private sale of the Company’s common stock completed on December 28, 2006.  No cash proceeds were received by the Company for the issuance of this warrant.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits
4.1	—	Warrant, dated March 1, 2007, issued to placement agent.
10.1	—

Agreement and General Release, dated April 2, 2007, between International fight League, Inc. and Salvatore A. Bucci (Exhibit 10.10 to Form S-1 (Registration No. 333-140636), Amendment No. 1 filed May 2, 2007 and incorporated herein by reference).

10.2	—

Letter Agreement, dated March 21, 2007, between International Fight League, Inc. and Michael C. Keefe (Exhibit 10.11 to Form S-1 (Registration No. 333-140636), Amendment No. 1 filed May 2, 2007 and incorporated herein by reference).

10.3	—

Letter Agreement dated March 8, 2007 between International Fight League, Inc. and Joel Ehrlich (Exhibit 10.12 to Form S-1 (Registration No. 333-140636), Amendment No. 1 filed May 2, 2007 and incorporated herein by reference).

31.1	—	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL FIGHT LEAGUE, INC.
By:	/s/ Gareb Shamus
Gareb Shamus President and Chief Executive Officer

Date: May 15, 2007

EXHIBIT INDEX

Exhibits
4.1	Warrant, dated March 1, 2007, issued to placement agent.
10.1

Agreement and General Release, dated April 2, 2007, between International fight League, Inc. and Salvatore A. Bucci (Exhibit 10.10 to Form S-1 (Registration No. 333-140636), Amendment No. 1 filed May 2, 2007 and incorporated herein by reference).

10.2

Letter Agreement, dated March 21, 2007, between International Fight League, Inc. and Michael C. Keefe (Exhibit 10.10 to Form S-1 (Registration No. 333-140636), Amendment No. 1 filed May 2, 2007 and incorporated herein by reference).

10.3

Letter Agreement dated March 8, 2007 between International Fight League, Inc. and Joel Ehrlich (Exhibit 10.12 to Form S-1 (Registration No. 333-140636), Amendment No. 1 filed May 2, 2007 and incorporated herein by reference) .

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.