Form 10-Q
period 2007-09-30
International Fight League, Inc.
filed 2007-11-19
CIK 885475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to          .
Commission file number : 000-21134

International Fight League, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2893483 (I.R.S. Employer Identification Number)

424 West 33 rd Street, Suite 650 New York, New York	10001
(Address of Principal Executive Offices)	(ZIP Code)
212.356.4000
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer☐          Accelerated Filer☐          Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     At November 15, 2007, there were 79,058,509 shares of Common Stock, par value $0.01 per share, outstanding.

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
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,342,595	$16,623,159
Accounts receivable, net of allowance for doubtful accounts of $80,000 and $80,000, respectively	188,913	108,104
Merchandise inventory	92,319	25,843
Prepaid expenses	200,671	245,316

Total current assets	9,824,498	17,002,422

Property and equipment, net	295,565	303,869
Other assets	113,295	121,346

Total assets	$10,233,358	$17,427,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$664,256	$1,036,444
Accrued commission on private placement		1,645,400
Accrued expenses and other current liabilities	211,116	1,110,341

Total current liabilities	875,372	3,792,185

Commitments

Stockholders’ equity:
Common stock: $.01 par value; 150,000,000 shares authorized; 78,931,232 and 53,500,448 shares issued and outstanding, respectively	789,312	535,004
Additional paid-in capital	35,698,298	23,996,851
Subscriptions receivable		(1,250,000)
Accumulated deficit	(27,129,624)	(9,646,403)

Total stockholders’ equity	9,357,986	13,635,452

Total liabilities and stockholders’ equity	$10,233,358	$17,427,637

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Revenues
Live and televised events:
Advertising — sponsorships	$195,846	$20,239	$337,070	$254,549
Live events — box office receipts	588,987	324,987	1,994,550	452,129
Television rights	1,075,000	—	1,957,500	—
Branded merchandise	18,357	17,604	72,659	18,946

Total revenues	1,878,190	362,830	4,361,779	725,624

Cost of revenues
Live and televised events:
Advertising — sponsorships	55,339	374,369	110,647	544,060
Live event costs	3,102,319	1,777,207	15,104,605	3,223,218
Branded merchandise	42,610	10,562	67,035	11,242

Total cost of revenues	3,200,268	2,162,138	15,282,287	3,778,520

Selling, general and administrative expenses	2,161,541	1,276,590	6,604,486	2,346,553
Stock-based compensation expense	247,691	7,738	277,368	32,866

Operating loss	(3,731,310)	(3,083,636)	(17,802,362)	(5,432,315)

Other income (expenses):
Dividend expense	—	(47,580)	—	(120,197)
Interest expense	(799)	(14,795)	(2,894)	(14,795)
Interest income	87,896	2,899	322,035	25,671

Total other income (expenses)	87,097	(59,476)	319,141	(109,321)

Net loss	$(3,644,213)	$(3,143,112)	$(17,483,221)	$(5,541,636)

Net loss per common share — basic and diluted	$(0.05)	$(0.17)	$(0.30)	$(0.32)

Weighted average number of common shares outstanding — basic and diluted	68,683,000	18,582,000	58,627,000	17,556,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006

Cash flows from operating activities
Net loss	$(17,483,221)	$(5,541,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,043	13,743

Stock-based compensation and cost of warrants included ..in selling, general and administrative expense	466,168	32,866
Changes in operating assets and liabilities:
Accounts receivable	(80,809)	(1,500)
Merchandise inventory	(66,476)	—
Prepaid expenses	44,645	(41,588)
Accounts payable	(372,188)	728,410
Accrued expenses and other current liabilities	(899,225)	535,970

Net cash used in operating activities	(18,309,063)	(4,273,737)

Cash flows from investing activities:
Refund (payment) of security deposits	8,051	(206,089)
Purchase of property and equipment	(73,739)	(123,839)

Net cash used in investing activities	(65,688)	(329,928)

Cash flows from financing activities:
Receipt of subscription receivable	1,250,000	—
Proceeds from exercise of stock options	7,448	—
Issuance of Series A preferred stock	—	1,350,000
Payment of accrued commission on private placement	(1,645,400)
Cash received on private placement of common stock and warrants	12,665,000	—
Costs of December 2006 and August 2007 private placements	(1,182,861)	—
Proceeds of related party loan	—	2,500,000

Net cash provided by financing activities	11,094,187	3,850,000

Net decrease in cash and cash equivalents	(7,280,564)	(753,665)
Cash and cash equivalents at beginning of period	16,623,159	1,136,960

Cash and cash equivalents at end of period	$9,342,595	$383,295

Supplemental schedule of non-cash investing and financing activities:
Issuance of warrant to placement agent	$518,959	—

Conversion of investor advances to Series A preferred stock	—	$1,175,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC
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
     The accompanying unaudited condensed consolidated financial statements represent the accounts of IFL and IFL Corp. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are considered necessary for a fair presentation of consolidated financial position and results of operations as of and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X. We are required to make estimates and assumptions that affect the amounts reported in the unaudited financial statements and footnotes. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the period that they are determined to be necessary.
     We organize, host and promote a significantly greater number of live and televised MMA sporting events during the first half of our fiscal year than during the second half of our fiscal year. Since we generally incur most of our costs in connection with such events, our expenses generally increase during the first half of our fiscal year and decline in the second half. This seasonality is likely to cause fluctuations in our financial results. Therefore, the results of operations for the periods presented are not necessarily indicative of the results of operations for the full year ending December 31, 2007 and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 in our Annual Report on Form 10-K.
NOTE 2 — SEC COMMENT LETTER AND CHANGE IN ACCOUNTING PRACTICE
     The Company recently received a comment letter from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) regarding its annual report on Form 10-K for the year ended December 31, 2006 regarding its treatment of television rights revenue and related direct costs for its arrangement with Fox Sports Net (“FSN”). The Company gave up its exclusive right to telecast in return for airtime to broadcast its mixed martial arts events. Since no cash changed hands, the Company accounted for the transaction as a barter transaction under APB 29, as amended by SFAS 153, and recorded the revenues and cost of revenues at an amount the Company estimated to be the fair value. The Company has decided to change its accounting treatment and will recognize revenue or offsetting distribution costs for its barter transaction with FSN based upon its recorded value of its television rights of $0, which will result in $0 revenue and $0 distribution fee expense for the FSN transaction. This quarterly report reflects this change, and the Company will be restating any prior financial statements that are affected by this change. The impact will not affect the Company’s reported net loss, net loss per common share or cash flows. The amount of television revenue and distribution fees related to the FSN arrangement previously reported in the Company’s financial statements are: $1,375,000 of the year ended December 31, 2006; $750,000 for the three months ended March 31, 2007; $1,000,000 and $1,750,000 for the three and six month periods ended June 30, 2007; and $375,000 for the three and six month periods ended June 30, 2006. See Item 5 in Part II.
NOTE 3 — LIQUIDITY
     Since inception, the Company has incurred losses and has an accumulated deficit of $27.1 million at September 30, 2007. During 2006 and 2007, the Company raised $2.5 million from the issuance of preferred stock (which was converted to common stock at the time of the Merger) and received $33.9 million in net proceeds from the sale of common stock in two private placements. At September 30, 2007, the Company’s cash balance was

$9.3 million. Based upon management’s current forecast of future revenues and expenses, the Company believes its cash resources will likely be sufficient to fund operations into the third quarter of 2008. This assumes that the Company’s expenses continue to decrease as a result of the Company’s cost reduction efforts and that the Company realizes additional cash from the following: (i) the distribution of IFL mixed martial arts content via DVD, electronic sell through and similar media pursuant to our letter of intent with Warner Home Video; (ii) the distribution of programming internationally pursuant to our exclusive relationship with Alfred Haber Distribution, Inc.; (iii) the continuation of television rights consistent with terms contemplated by the Letter of Intent with the Fox Entities (see Note 10); and (iv) an increase in sponsorship and licensing revenue. The Company has taken, and plans to continue to take, action to reduce its operating expenses. These actions include reducing the number of employees and changing its approach to staging live events and television production. The Company is also evaluating the profitability of other revenue sources, such as digital rights and pay-per-view broadcasts. If the Company can successfully generate revenue from additional sources, the Company’s cash resources could last beyond the third quarter of 2008. There can be no assurance, however, that the Company will generate sufficient cash from any of such sources or continue to realize decreases in its expenses. If the Company is not able to generate sufficient cash from operations or if the Company is unable to secure sufficient debt or equity financing for operations, the Company will experience a cash shortage, the effect of which could result in the discontinuance of operations. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.
NOTE 4 — LOSS PER SHARE
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
     At September 30, 2007, the Company’s common stock equivalents included stock options outstanding for 3,097,372 shares of our common stock and warrants exercisable for 14,611,180 shares of our common stock. These common stock equivalents are not included in the diluted EPS calculations because the effect of their inclusion would be anti-dilutive or would decrease the loss per common share.
NOTE 5 — INCOME TAXES
     On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS 109” (“FIN 48”). As of January 1 and September 30, 2007, there were no unrecognized tax benefits. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this consolidated balance at September 30, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 6 — RELATED PARTY TRANSACTIONS
Transactions with Entities Controlled by Our Chief Executive Officer
     Certain business transactions are transacted among the Company and two business ventures that are controlled by the Company’s Chief Executive Officer. Typically, the Company reimburses these related companies for charges incurred and advances made on the Company’s behalf. Further, the Company purchases certain goods and services from these related companies. As of September 30, 2007, approximately $9,200 was owed to these related companies, which is included in accounts payable, relating to transactions aggregating $73,400 and $654,000 for the three and nine months ended September 30, 2007, respectively, and $169,000 and $317,000 for the three and nine months ended September 30, 2006, respectively. As of December 31, 2006, approximately $166,000 was owed to these related companies, of which $119,000 is included in accounts payable and $47,000 is included in accrued expenses.
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
NOTE 7 -EQUITY COMPENSATION PLAN
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
     The Company uses the Black-Scholes option-pricing model to measure the fair value of options granted to employees.
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
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that used the assumptions noted in the following table. Expected volatilities are estimated based on the market prices of the Company’s common stock. The expected term of options granted to employees is 3 years and is derived from the option agreement and represents the vesting period, since there is no employment history to consider. The expected term of options granted to non-employees is 2 to 5 years and is derived from the agreements with the parties. The risk-free rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

September 30, 2007
Expected volatility	226%
Expected dividends	0
Expected term (in years)	3
Risk-free rate	4.6%
A summary of option activity under the Plan for the nine months ended September 30, 2007 is presented below (unaudited):

		Weighted	Weighted Average
		Average Exercise	Remaining
Options	Shares	Price	Contractual Term
Outstanding at January 1, 2007	1,925,376	$0.20
Exercised on April 5, 2007	(43,333)	$0.06
Exercised on June 8, 2007	(5,833)	$0.30
Exercised on July 31, 2007	(51,618)	$0.06
Granted on August 24, 2007	600,000	$0.63
Granted on September 21, 2007	500,000	$0.46
Cancelled	(89,660)	$0.30

Outstanding at September 30, 2007	2,782,432	$0.31

Exercisable at September 30, 2007	819,288	$0.17	8.8 years

     In connection with grants of options issued under the Plan, compensation costs of $13,402 and $43,079, respectively, were charged against operations for the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2006, compensation costs of $7,738 and $32,866 were charged against operations, respectively.
     Under the Plan, the Company is authorized to grant restricted stock awards. During the three and nine month periods ended September 30, 2007, the Company recognized a cost of $95,312 for restricted stock awards. The fair value of restricted stock awards are based upon the fair value of the Company’s stock on the date of the award and the cost is recognized over the vesting period of the award.
NOTE 8 — WARRANTS
     During the period ended September 30, 2007, the Company granted a total of 635,000 warrants to purchase common stock at prices ranging from $.30 per share to $1.25 per share. The warrants are vested as to 318,333 shares as of September 30, 2007. In connection with these warrants issued, cost of $327,777 were recorded for the three and nine month periods ended September 30, 2007, of which $138,977 was recorded as stock based compensation expense and $188,800 was recorded as selling, general and administrative expense.
     The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option valuation model that used the assumptions noted in the following table. Expected volatilities are estimated based on the market prices of the Company’s common stock. The expected term of warrants is 3 years based upon the vesting period of the warrants. The risk-free rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

September 30, 2007
Expected volatility	226%
Expected dividends	0
Expected term (in years)	0-5
Risk-free rate	4.6%

NOTE 9 — COMMITMENTS
     In April 2007, the Company entered into an agreement with one of its executive officers under which the Company is obligated to make special payments and provide benefits subsequent to the effective date of the executive’s resignation (see Note 11).
NOTE 10 — TELEVISION RIGHTS AGREEMENTS
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
     The parties have also been operating under the terms of the Letter of Intent with respect to the telecasting of IFL events by FSN and MNTV and the Company intends to continue negotiating definitive documents with the Fox Entities for telecasting IFL events. During the three and nine month periods ended September 30, 2007, the Company recorded $675,000 and $1,557,500 of television rights revenue relating to the telecast of events on MNTV. These amounts represent cash payments the Company has received or expects to receive from MNTV. Pursuant to the terms of the Letter of Intent, and the previous agreements between the Company and FSN, FSN is currently not paying any fees to the Company for the television rights, nor does the Company pay any distribution fees to FSN. No revenue or expense is recognized for the FSN transaction.
     The Letter of Intent also contemplated Fox making an equity investment in IFL and Fox and IFL establishing a joint venture to own, manage and distribute IFL-related digital media rights including online/Internet, broadband and mobile/wireless. IFL expects that discussions will continue on these proposed transactions in the future, however, no assurance can be given that a transaction will be consummated.
     The Company has also entered into an agreement for exclusive international distribution of its television shows. Under the agreement, the Company is required to deliver certain programming and will receive 75% of the revenue received from distribution with a guaranteed minimum of $1 million. For the three and nine months ended September 30, 2007, the Company recorded $400,000 in revenue under the arrangement based on the completed delivery of the product.
NOTE 11 — ARRANGEMENTS WITH CERTAIN OFFICERS
     On April 2, 2007, we entered into an agreement and general release (the “Original Agreement”), pursuant to which Salvatore A. Bucci, our former Chief Financial Officer, Executive Vice President and Treasurer voluntarily resigned effective at the close of business on June 30, 2007 (the “Separation Date”). Mr. Bucci was to continue to serve as our Chief Financial Officer, Executive Vice President and Treasurer and as one of our directors through the Separation Date. As provided for under the Original Agreement, we paid Mr. Bucci his annual base salary plus benefits and reimbursed Mr. Bucci for out-of-pocket expenses incurred by him in connection with the performance of his duties and obligations. The Original Agreement had also required us to make a one-time payment of $40,000 to Mr. Bucci on June 29, 2007 and that we pay Mr. Bucci six monthly payments of $15,000 from July to December 2007.

     On June 19, 2007, the Company and Mr. Bucci amended the Original Agreement by entering into an Amended and Restated Agreement and General Release (the “Amended Agreement”). Under the Amended Agreement, Mr. Bucci continued in his positions of Chief Financial Officer, Executive Vice President and Treasurer of the Company through September 30, 2007. Mr. Bucci was paid a salary of $20,000 per month from July 1 to September 30, 2007, regardless of whether Mr. Bucci’s resignation became effective prior to September 30, 2007. Further, in lieu of the one-time payment of $40,000 due to Mr. Bucci on June 29, 2007 and the six monthly payments of $15,000 that were payable from July to December 2007, Mr. Bucci was paid one special payment of $60,000 on June 29, 2007 and received a second special payment of $70,000 on September 28, 2007. The Company also made a $10,000 payment directly to Mr. Bucci’s law firm for services rendered to Mr. Bucci in connection with these agreements. The remaining terms of the Original Agreement were substantially unchanged. Under these arrangements, Mr. Bucci continued to serve as our Chief Financial Officer, Executive Vice President and Treasurer through September 30, 2007, at which time his resignation became effective.
     Pursuant to the terms of his employment with us, Mr. Larkin, our President and Chief Operating Officer, is being paid an annual base salary of $275,000 during his first six months of employment, then his annual salary will increase to $325,000. Mr. Larkin is eligible to receive an annual bonus award based upon, and subject to, the achievement of target annual performance objectives established by the Company’s Board of Directors or its Compensation Committee after consultation with him. As part of his employment agreement, Mr. Larkin was awarded options to purchase 500,000 shares of our common stock at an exercise price of $.46 per share under our 2006 Equity Incentive Plan (the “Plan”). The options will vest as to 1/12 of the options every three months, beginning December 21, 2007, and will expire on September 21, 2017. In addition, Mr. Larkin is entitled to an additional award of 250,000 stock options in January 2008. These options will have an exercise price equal to the market value of our common stock on the date of grant, will vest as to 1/12 upon award, 1/12 on March 21, 2008 and 1/12 every three months thereafter, and will have an expiration date of September 21, 2017. If the exercise price of the stock option grant for the January 2008 options are greater than $0.46 per share, then Mr. Larkin shall be entitled to an award of restricted stock for a number of shares (not to exceed 250,000 shares) equal to (i) the product of (x) the amount the exercise price of the January 2008 option grant exceeds $0.46, multiplied by (y) 250,000, divided by (ii) the exercise price of the January 2008 options. This award of restricted stock will vest as to 1/12 upon award, 1/12 on March 21, 2008 and 1/12 every three months thereafter. The foregoing equity awards will fully vest upon a “Change of Control Event” (as defined in the Plan).
NOTE 12 — RECENT ACCOUNTING PRONOUNCEMENTS
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
     On November 5, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under generally accepted accounting principles (GAAP). Specifically, the SAB revises the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109, which supersedes SAB 105, Application of Accounting Principles to Loan Commitments, requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective in fiscal quarters beginning after December 15, 2007. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 109 will have on its condensed consolidated interim financial statements.
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
NOTE 13 — PRIVATE PLACEMENT OF COMMON STOCK AND WARRANTS
     On August 6, 2007, the Company completed a private offering for the sale of a total of 25,330,000 shares of common stock at a price of $0.50 per share for gross proceeds of $12,665,000 and issued five year warrants to acquire up to 12,665,000 shares of common stock at an exercise price $1.05 per share from which the Company received net proceeds of $11.7 million. In connection with this August 2007 private placement, the Company issued to the placement agent, as partial compensation for its services in connection with the private placement, a five year warrant to purchase up to 729,900 shares of our common stock at an exercise price of $1.05 per share

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed on April 2, 2007. In addition to historical information, this discussion and analysis contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance and the industries in which we operate as well as on our management’s assumptions. The words “believe,” “may,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “can,” “plans,” “possible,” “potential,” “predicts,” “targets,” “objectives,” “goals,” “seeks,” “should,” “will,” “would” and similar expressions are intended to identify forward-looking statements. While we believe our plans, intentions and expectations reflected in those forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. Other than as required by applicable securities laws, we are under no obligation to update any forward-looking statement, whether as result of new information, future events or otherwise. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2006.
Our Company
     We are the world’s first professional mixed martial arts (or MMA) sports league. In MMA matches, athletes combine a variety of fighting styles, such as boxing, judo, jiu jitsu, karate, kickboxing, muy thai, tae kwon do and/or wrestling, in each fight. Our business was founded in 2005 to organize, host and promote live and televised MMA sporting events and to capitalize on the growing popularity of MMA in the United States and around the world. At the core of our business are our twelve MMA teams, which comprise some of the world’s most highly regarded athletes and coaches. Our sporting events typically showcase four teams, in two-team match-ups, with athletes competing in one-on-one matches across five weight divisions. These events create a body of television programming content that we currently distribute through an arrangement with both Fox Sports Net (“FSN”), a national sports cable network available to over 80 million households across the U.S., MyNetworkTV, Inc. (“MNTV”), a broadcast network available to over 100 million homes across the U.S., and internationally through our arrangement with Alfred Haber Distribution, Inc., an international distributor of U.S. television programming. We earn revenue from live event ticket sales, sponsorships and promotions and licensing of our intellectual property. We have held eighteen live events, the first of which took place during the second quarter of 2006, the first period in which we recognized revenues.
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

     During the first quarter of 2007, we launched our first full season, which consisted of a nine event regular season, which concluded in the second quarter, plus a two event post-season, which occurred in the third quarter. In addition, during the fourth quarter of 2007, we will hold our “grand prix,” a two event tournament in which the four top athletes in each weight class will compete for the title belt to be awarded to the champion of each weight class. The first event of the tournament took place on November 3, 2007 and the finals of the grand prix are scheduled for December 29, 2007.
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
Results of Operations
     From inception through September 30, 2007, we have incurred costs and expenses significantly in excess of revenues. As we pursue our goals and continue to build out our organization and business, we expect to increase revenues and control costs and maximize value to existing stockholders, though we expect to incur additional losses.
     Through March 31, 2006, we were a development stage company with insignificant operations. We held our first event on April 29, 2006 and first reported revenues and costs of revenues during the three months ended June 30, 2006.
     Three and Nine Months Ended September 30, 2007 as compared to the Three and Nine Months Ended September 30, 2006
     During the three-month period ended September 30, 2007 we held two live events. In addition, during this period, we created television content for sixteen original episodes for broadcast on FSN and ten for MNTV. During the nine months ended September 30, 2007, we held eleven live events and created thirty original episodes for broadcast on FSN and twenty- two for MNTV.
     For the three months ended September 30, 2007, we incurred a net loss of $3.6 million, or $0.05 per share, as compared to a net loss of $3.1 million, or $0.17 per share during the comparable period in 2006. For the nine months ended September 30, 2007, we incurred a net loss of $17.5 million, or $0.30 per share, as compared to a net loss of $5.5 million, or $0.32 per share, during the comparable period in 2006.
     Revenues for the three and nine months ended September 30, 2007 were $1.9 million and $4.4 million, respectively. During 2006, revenues for the comparable periods were $.4 million and $.7 million. The principal components of revenue for the referenced periods in 2007 and 2006, respectively, include:
•	television rights of $1.1 million and $2 million, respectively, during the three and nine months ended September 30, 2007, consisting of $675,000 and $1,557,500, respectively, relating to our agreement with MNTV. We also recognized $400,000 of revenue related to international television rights in the three month and nine-month periods ended September 30, 2007. No television rights revenue was recognized during the three and nine month periods ended September 30, 2006;

•	box office receipts and related revenue of $589,000 and $2.0 million, respectively, during the three and nine month periods ended September 30, 2007 as compared to $325,000 and $452,000 during the three and nine month periods ended September 30, 2006; and

•	sponsorships of $196,000 and $337,000, respectively, during the three and nine month periods ended September 30, 2007 as compared to $20,000 and $255,000 during the three and nine month periods ended September 30, 2006.

\

     During 2006, IFL entered into agreements with National Sports Programming, owner and operator of FSN. The agreements with FSN granted FSN exclusive rights to broadcast episodes of IFL’s 2006 events through June 30, 2007. In January 2007, we entered into a Letter of Intent with Fox Cable Networks, Inc. (“Fox”) and MyNetworkTV, Inc. (“MNTV” and, together with Fox, the “Fox Entities”) (the “Letter of Intent”), which set forth certain terms and conditions under which the Fox Entities and IFL proposed to create, promote and distribute IFL MMA content. Under the proposed terms, FSN would retain exclusive distribution rights to all IFL regular season, playoff and championship events. The provision of the Letter of Intent relating to the broadcasts on MNTV provide for MNTV to pay IFL $50,000 for each initial telecast, $20,000 for each second telecast and $12,500 for each third telecast and any re-cuts. During the third quarter ended September 30, 2007, MNTV broadcast ten first run telecasts; five second run telecasts and three third run telecasts. During the nine months ended September 30, 2007, MNTV broadcast twenty-two first run telecasts, fifteen second run telecasts, eight third run telecasts and three one hour re-cuts.
     During the three and nine months ended September 30, 2007, costs of revenues were $3.2 million and $15.3 million, respectively. During 2006, costs of revenues for the comparable periods were $2.2 million and $3.8 million, respectively. The principal components of costs of revenues for the referenced periods consists of the following:
•	costs of branded merchandise of $42,600 and $67,000, respectively, during the three and nine months ended September 30, 2007 and $10,600 and $11,200, respectively, during the three and nine months ended September 30, 2006;

•	live events costs of $3.1 million and $15.1 million, respectively, during the three and nine months ended September 30, 2007. During 2006, we recorded $1.8 million of live events costs for the three months and $3.2 million for the three months and nine months ended September 30, 2006, respectively; and

•	sponsorship costs of $55,000 and $111,000, respectively, during the three and nine month ended September 30, 2007 as compared to $374,000 and $544,000, respectively recorded in the three and nine-month periods ended September 30, 2006.
     The primary components of live event costs for the quarterly and nine month periods ended September 30, 2007, respectively, include $907,000 and $4.3 million of talent costs as compared to $847,000 and $1,234,000, respectively in the three and nine month periods ended September 30, 2006; $576,000 and $3.1 million of event travel and other event costs as compared to $576,000 and $ 992,000 in the three and nine month periods ended September 30, 2006; $1.4 million and $6.3 million of television production costs as compared to $423,000 in 2006; and $858,000 and $1.3 million, respectively of event marketing and advertising expenses for the three and nine month periods ended September 30, 2007, as compared to $240,000 and $544,000, respectively for the three and nine month periods ended September 30, 2006.
     During the three and nine month periods ended September 30, 2007, selling, general and administrative expenses were $2.2 million and $6.6 million, respectively, as compared to $1.3 million and $2.3 million during the comparable periods in 2006. The primary components of selling, general and administrative expenses for the three and nine month periods ended September 30, 2007 and 2006 were, respectively, professional fees of $435,800 and $1.4 million in 2007 as compared to $443,000 and $899,000 in 2006; payroll and benefits expenses of $1.2 million and $3.6 million in 2007 as compared to $465,000 and $746,000, advertising expenses of $111,000 and $454,000 in 2007 as compared to $51,000 and $102,000 in 2006; and travel and entertainment of $115,000 and $398,000 in 2007 as compared to $158,000 and $252,000. In addition, office and facilities costs of $128,000 and $471,000 were recorded during the quarterly and nine month periods in 2007, as compared to $69,000 and $145,000 for the corresponding periods of 2006.

     Stock-based compensation expenses relating to option grants and warrants of $248,000 and $277,000, respectively, were recorded to the statement of operations for the quarterly and nine month periods ended September 30, 2007 as compared to charges of $8,000 and $33,000 for the similar periods in 2006.
     During the quarterly and nine-month periods ended September 30, 2007, interest income of $88,000 and $322,000, respectively, was earned on available cash balances as compared to $3,000 and $26,000 during the comparable period in 2006.
     During 2006, $48,000 and $120,000 of dividend expense relating to preferred stock of Old IFL was recorded.  All preferred stock of Old IFL, including accrued dividends, was exchanged for common stock of Old IFL at the time of the Merger.
Liquidity and Capital Resources
     At September 30, 2007, our cash and cash equivalents were $9.3 million, an increase of $9.0 million from the end of the comparable period in the prior year.  During the nine months ended September 30, 2007, we received $11.7 million in proceeds from a private placement and $1.2 million from the receipt of the remaining subscription receivable relating to the December 2006 private placement of common stock, and used $18.3 million to fund operating activities and $1.6 million to pay accrued commissions on the private placement that was completed in December 2006. Our net decrease in cash and cash equivalents was $7.3 million for the nine months ended September 30, 2007.
Future Capital Requirements
     Since inception, our MMA operations have incurred losses, and we have funded these operating deficits through proceeds of $2.5 million from the 2006 issuance of preferred stock and from net proceeds of approximately $22.2 million from our December 2006 private placement.  During August 2007, we completed a second private placement, from which we received net proceeds of approximately $11.7 million.  Based upon management’s current forecast of future revenues and expenses, the Company believes its cash resources will likely be sufficient to fund operations into the third quarter of 2008.  This assumes that the Company’s expenses continue to decrease as a result of the Company’s cost reduction efforts and that the Company realizes additional cash from the following: (i) the distribution of IFL mixed martial arts content via DVD, electronic sell through and similar media pursuant to our letter of intent with Warner Home Video; (ii) the distribution of programming internationally pursuant to our exclusive relationship with Alfred Haber Distribution, Inc.; (iii) the continuation of television rights consistent with terms contemplated by the Letter of Intent with the Fox Entities (see Note 10); and (iv) an increase in sponsorship and licensing revenue.  The Company is also evaluating the profitability of other revenue sources, such as digital rights and pay-per-view broadcasts. If the Company can successfully generate revenue from additional sources, the Company’s cash resources could last beyond the third quarter of 2008.
     We have taken several steps in an effort to reduce our expenses and are planning to take more. We have reduced the number of our total employees by approximately 20%, most of these reductions occurring after September 30, 2007. We are also reviewing and analyzing our entire live event and television production activities and structure to realize additional cost savings. We are also investigating moving our office space to reduce our real estate costs. We are also considering changes to our events and league structure to generate even more fan interest.
     However, we cannot provide assurance that we will generate sufficient cash from any of such sources or continue to realize decreases in expenses.  If we are not able to generate sufficient cash from operations or if we are unable to secure sufficient debt or equity financing for operations, we will experience a cash shortage, the effect of which could result in the discontinuance of operations.  If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.
Changes in Directors and Officers
     On April 2, 2007, we entered into an agreement and general release (the “Original Agreement”), pursuant to which Salvatore A. Bucci, our Chief Financial Officer, Executive Vice President and Treasurer voluntarily resigned effective at the close of business on June 30, 2007 (the “Separation Date”).  Mr. Bucci was to continue to serve as our Chief Financial Officer, Executive Vice President and Treasurer and as one of our directors through the Separation Date.  As provided for under the Original Agreement, we paid Mr. Bucci his annual base salary plus benefits and reimbursed Mr. Bucci for out-of-pocket expenses incurred by him in connection with the performance of his duties and obligations.  The Original Agreement had also required us to make a one-time payment of $40,000 to Mr. Bucci on June 29, 2007 and that we pay Mr. Bucci six monthly payments of $15,000 from July to December 2007.
     On June 19, 2007, the Company and Mr. Bucci amended the Original Agreement by entering into an Amended and Restated Agreement and General Release (the “Amended Agreement”).  Under the Amended Agreement, Mr. Bucci continued in his positions of Chief Financial Officer, Executive Vice President and Treasurer of the Company through September 30, 2007.  Mr. Bucci was paid a salary of $20,000 per month from July 1 to September 30, 2007, regardless of whether Mr. Bucci’s resignation became effective prior to September 30, 2007.  Further, in lieu of the one-time payment of $40,000 due to Mr. Bucci on June 29, 2007 and the six monthly payments of $15,000 that were payable from July to December 2007, Mr. Bucci was paid one special payment of $60,000 on June 29, 2007 and received a second special payment of $70,000 on September 28, 2007.  The Company also made a $10,000 payment directly to Mr. Bucci’s law firm for services rendered to Mr. Bucci in connection with these agreements.  The remaining terms of the Original Agreement were substantially unchanged. Under these arrangements, Mr. Bucci continued to serve as our Chief Financial Officer, Executive Vice President and Treasurer through September 30, 2007, at which time his resignation became effective. We have not yet replaced Mr. Bucci, but are searching for a successor. In the interim, Gareb Shamus, our Chairman of the Board and Chief Executive Officer, will serve in that role.
     On September 21, 2007, Jay Larkin became our President and Chief Operating Officer. Gareb Shamus, Chairman of the Board of Directors and Chief Executive Officer, relinquished his title as President of the Company. Mr. Larkin will report directly to Mr. Shamus and will oversee all the day-to-day operational details of the Company.
     Pursuant to the terms of his employment with us, Mr. Larkin is being paid an annual base salary of $275,000 during his first six months of employment, then his annual salary will increase to $325,000. Mr. Larkin is eligible to receive an annual bonus award based upon, and subject to, the achievement of target annual performance objectives established by the Company’s Board of Directors or its Compensation Committee after consultation with him. As part of his employment agreement, Mr. Larkin was awarded options to purchase 500,000 shares of our common stock at an exercise price of $.46 per share under our 2006 Equity Incentive Plan (the “Plan”). The options will vest as to 1/12 of the options every three months, beginning December 21, 2007, and will expire on September 21, 2017. In addition, Mr. Larkin is entitled to an additional award of 250,000 stock options in January 2008. These options will have an exercise price equal to the market value of our common stock on the date of grant, will vest as to 1/12 upon award, 1/12 on March 21, 2008 and 1/12 every three months thereafter, and will have an expiration date of September 21, 2017. If the exercise price of the stock option grant for the January 2008 options are greater than $0.46 per share, then Mr. Larkin shall be entitled to an award of restricted stock for a number of shares (not to exceed 250,000 shares) equal to (i) the product of (x) the amount the exercise price of the January 2008 option grant exceeds $0.46, multiplied by (y) 250,000, divided by (ii) the exercise price of the January 2008 options. This award of restricted stock will vest as to 1/12 upon award, 1/12 on March 21, 2008 and 1/12 every three months thereafter. The foregoing equity awards will fully vest upon a “Change of Control Event” (as defined in the Plan).
     Mr. Larkin is an employee-at-will, and either Mr. Larkin or we can terminate his employment at any time, with or without “Cause” or “Good Reason” and with or without notice.  If Mr. Larkin’s employment is terminated for “Cause” or Mr. Larkin resigns without “Good Reason,” Mr. Larkin will not receive the post-termination payments described below.  “Cause” means (a) gross negligence, or willful or wanton breach, by Mr. Larkin of any of his material duties to us, (b) gross malfeasance by Mr. Larkin in the performance of his material duties to us, (c) material violation by Mr. Larkin of a material Company policy, (d) conduct by Mr. Larkin constituting fraud or dishonesty, or (e) Mr. Larkin is convicted of a felony. “Good Reason” shall mean a material breach of this agreement by us, including the failure to award to Mr. Larkin the stock options and restricted stock in January 2008 as set forth above.

     If Mr. Larkin is terminated without Cause, or Mr. Larkin terminates his employment for Good Reason, we will continue to pay Mr. Larkin his then rate of base salary for a period of three (3) months, his stock options, restricted stock and any other equity awards he may have received will immediately vest, and he will have one year to exercise any unexercised stock options, and he will be entitled to up to six months of paid health insurance coverage.
Off-Balance Sheet Arrangements
     As of September 30, 2007, we had no off-balance sheet arrangements.
Critical Accounting Policy
     For the nine months ended September 30, 2007, we made one significant change to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2006 for revenue recognition for our television rights related to our arrangement with FSN. See Note 2 to the condensed consolidated financial statements in this report.
     We previously recognize revenue under our television distribution agreements with FSN as barter transactions in accordance with FAS 153 “Exchanges of Nonmonetary Assets,” an amendment of “APB Opinion No. 29” because there is no exchange of cash between us and FSN relating to the broadcast of our programs. We recognized television rights revenue and corresponding charges to costs of revenue for this arrangement with FSN based upon what management believed was the fair value of the air time for our broadcast on FSN, for which we did not pay any fees to FSN. We have changed our accounting policy and only recognized revenue for television rights to the extent we are paid (or expect to be paid) in cash or other monetary assets, and recognize distribution fee expense only to the extent we are obligated to make payments to FSN.
     We recognize revenue for our MNTV programming in amounts equal to the cash payments we receive or expect to receive from MNTV related to the broadcast of our programming.
Seasonality
     During 2007, we have organized, hosted and promoted a significantly greater number of live and televised MMA sporting events during the first half of our fiscal year than during the second half of our fiscal year.  Since we generally incur most of our costs in connection with such events, our expenses will be higher during the first half of our fiscal year than the second half.  This seasonality is likely to cause fluctuations in our financial results.
     In 2007, we held all nine of our regular season events during the six months ended June 30, 2007, of which five events occurred during the second quarter.  During the third quarter of 2007, we held a two event post-season, which contributed significantly to the reduction in our loss for the three months ended September 30, 2007 to $3.6 million, as compared to $7 million and $6.9 for the three months ended March 31, 2007 and June 30, 2007, respectively. In the fourth quarter of 2007, we are scheduled to hold our “grand prix,” a two event tournament in which the top athletes in each weight class will compete for the title belt to be awarded to the champion of each weight class. During 2006, we held a total of six events, of which two were held in the third quarter,
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Not applicable.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have not been operating effectively as of the end of the period covered by this report.
     In connection with the preparation of this Quarterly Report on Form 10-Q, management identified a material weakness due to insufficient resources in the accounting and finance department, resulting in (i) ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures and (ii) the misapplication of U.S. GAAP and SEC financial reporting requirements. Due to the pervasive effect of the lack of resources that are appropriately qualified in the areas of U.S. GAAP and SEC financial reporting, and the potential impact on the financial statements and related disclosures and the importance of the interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the interim financial statement would not have been prevented or detected.
     Changes in Internal Control Over Financial Reporting:- Our former Chief Financial Officer resigned effective September 30, 2007. We have not yet replaced him, and our Chief Executive Officer is serving as the interim chief financial officer. Inherent with such a situation is deterioration in our internal controls over financial reporting, particularly as our Chief Executive Officer does not have background or experience in the areas of internal controls or financial reporting of an SEC reporting company. Accordingly, we have experienced changes in our internal control over financial reporting during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.  Legal Proceedings
     Not applicable.
Item 1A.  Risk Factors
     Aside from the risk factor(s) noted below, there have been no material changes to the risk factors previously disclosed in “Risk Factors” under Item 1A, Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
          Our mixed martial arts (“MMA”) content is being televised in the United States under a letter of intent with Fox Sports Net (“FSN”) and MyNetworkTV, Inc. (“MNTV”), which could be terminated at any time. If we do enter into a definitive agreement, FSN and MNTV will require exclusive rights to telecast our MMA content in the U.S.
            We are currently televising our MMA content in the U.S. pursuant to a letter of intent with Fox Cable Networks, Inc. (“Fox”) and MNTV (Fox, together with MNTV, the “Fox Entities”). The letter of intent obligated both parties to negotiate definitive agreements in good faith and restricted us from discussing a television distribution arrangement with other parties. These obligations expired on May 31, 2007, and have not been renewed. However, we continue to produce shows for telecasting by FSN and MNTV, FSN and MNTV are continuing to broadcast our shows and have indicated they plan to continue to telecast them in the future, and MNTV has been paying us telecasting fees in accordance with the letter of intent. However, either the Fox Entities or we can terminate this arrangement at anytime. Accordingly, we cannot be certain the FSN or MNTV will continue to air our shows.
          In addition, under the terms of the letter of intent, FSN and MNTV have, and we expect will require in any definitive documents we execute, the exclusive right to telecast our MMA content for regular season, playoff and championship events in the U.S., its territories and military bases. Given our arrangements with FSN and MNTV, we are prohibited from acquiring any additional third-party television coverage in the U.S. and its territories for our regular season, playoff and championship events. If MNTV decides to discontinue broadcasting our programming, we will have only a limited commitment from FSN to broadcast our league programming. In addition, under the current letter of intent, FSN will require in any definitive documents the unilateral option to extend the proposed three-year distribution agreement for two additional three-year terms. If we do execute definitive agreements with FSN and MNTV, and FSN exercises each of these options and the MNTV contract is terminated or not renewed, we may be unable to obtain other television coverage in the United States for our league regular season and playoff events.
          No assurance can be given that we will be able to negotiate a definitive television rights agreement for our MMA content with the Fox Entities or with any other broadcaster or that such agreement will be favorable to us. Our revenues are dependent, indirectly, on the distribution of our free televised programming. Accordingly, any failure to maintain or renew arrangements with the Fox Entities or enter into agreements with other distributors, or a decision by the Fox Entities or these distributors to discontinue telecasting our programming, could adversely affect our operating results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
     We did not repurchase any of our equity securities during the quarter ended September 30, 2007.
     The following are all of our unregistered sales of our equity securities during the quarter ended September 30, 2007:
     On August 6, 2007, we completed a private sale with a number of institutional and individual accredited investors for 25,330,000 shares of common stock at a price of $.50 per share, for gross proceeds of $12,665,000, and warrants to purchase up to 12,665,000 shares of our common stock with an exercise price of $1.05 per share and an expiration date of August 6, 2012.
     In connection with this August 2007 private placement, we issued to the placement agent, as partial compensation for its services in connection with the August 2007 private placement, a five year warrant to purchase up to 729,900 shares of our common stock at an exercise price of $1.05 per share.
     None of the above transactions involved a public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Rule 506 of Regulation D as promulgated by the SEC.
Item 3.  Defaults Upon Senior Securities
     Not Applicable.
Item 4.  Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5.  Other Information
     On November 19, 2007, we filed a Current Report on Form 8-K stating that we will restate our financial statements contained within our Form 10-K for the year ended December 31, 2006, Form 10-Q for the three months ended March 31, 2007 and Form 10-Q for the three months ended June 30, 2007 to reflect changes in the accounting for our barter transaction with FSN to record this barter at our recorded value of our television rights, which is zero ($0). See Note 2 to the financial statements included in Part I, Item 1 of this Form 10-Q.
Item 6.  Exhibits
     See Exhibit Index on page 24 for a description of the documents that are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL FIGHT LEAGUE, INC.

By:	/s/ Michael C. Keefe

Executive Vice President

Date: November 19, 2007

EXHIBIT INDEX

Exhibits

4.1	Form of Warrant, dated August 6, 2007 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on August 9, 2007).

4.2
Warrant, dated August 6, 2007 issued to placement agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-146629) filed on October 11, 2007).

10.1
Securities Purchase Agreement, dated August 6, 2007 between International Fight League, Inc. and the investors party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 9, 2007).

10.2
Registration Rights Agreement, dated August 6, 2007 between International Fight League, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on August 9, 2007).

10.3
Letter agreement, dated September 21, 2007, between International Fight League, Inc. and Jay Larkin (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 27, 2007).

10.4
Description of compensation arrangement for non-employee directors of Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-146629) filed on October 11, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.