Form 10-K/A
period 2006-12-31
International Fight League, Inc.
filed 2007-11-28
CIK 885475

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 000-21134

International Fight League, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2893483 (I.R.S. Employer Identification Number)
424 West 33rd Street, Suite 650 New York, New York (Address of Principal Executive Offices)	10001 (ZIP Code)
212.356.4000 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐.    Accelerated filer ☐.    Non-accelerated filer ☒.

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        As of June 30, 2006, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, was approximately $1,456,803 (based on the last sale price of such stock on such date as reported by the OTC Bulletin Board and assuming, for the purpose of this calculation only, that all of the registrant's directors, executive officers and 5% or greater stockholders were affiliates).

        The number of shares outstanding of the registrant's Common Stock, par value $0.01 per share as of March 30, 2007, was 53,500,488.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note:

        This Annual Report on Form 10-K/A is being filed as Amendment Number 1 to our Annual Report on Form 10-K which was originally filed with the Securities and Exchange Commission ("SEC") on April 2, 2007. We are filing this form 10-K/A to restate our financial statements for the fiscal quarter ended June 30, 2007 to reflect changes in our accounting for our arrangement with Fox Sports Net.

        In consultation with our independent registered accounting firm, Rothstein, Kass & Company, PC ("Rothstein Kass"), we determined that we must account for the television revenue and distribution costs for its barter transaction with FSN at the recorded, or book, value rather than the fair value estimated by the Company. Under APB 29, as amended by FAS 153, paragraph 18 provides that in general accounting for nonmonetary transactions should be based upon the fair value of the assets (or services) involved which is the same basis as that used in monetary transactions. Under paragraph 20 of APB 29, a nonmonetary exchange should be measured based upon the recorded value of the nonmonetary asset transferred as part of the exchange and not the fair value if either the (a) the fair value of either the assets transferred or the fair value of the assets received cannot be determined within reasonable limits, or (b) the transaction facilitates a sale to customers, or (c) the exchange transaction lacks commercial substance. Upon further consideration of the tests in paragraph 20, the Company determined that it should record the barter transaction for its FSN arrangement at the recorded value of its television rights, not the fair value. Previously, the Company recorded the exchange at a fair value of $125,000 per one hour of the Company's show that was aired by FSN. Revenues, and an offsetting amount of distribution costs, were recorded for each show televised by FSN. Except as otherwise stated, all financial information contained in this Annual Report on Form 10-K/A gives effect to these restatements. For information concerning the background of the restatements, the specific adjustments made, and management's discussion and analysis of our results of operations for fiscal year ended December 31, 2006 giving effect to the restated information, see "Critical Accounting Policy" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to our financial statements.

        This Form 10-K/A amends and restates only certain information in the following sections as a result of the restatement described above:

        Part II—Item71. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Part II—Item 8. Financial Statements

        In addition, we are also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-K/A as Exhibits 31.1, 31.2, and 32.1.

        For the convenience of the reader, this Form 10-K/A sets forth the entire Form 10-K which was prepared and relates to the Company as of December 31, 2006. However, this Form 10-K/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our Form 10-K for the fiscal year ended December 31, 2006. Accordingly, except for the foregoing amended information, this Form 10-K/A continues to speak as of April 2, 2007 (the original filing date of the Form 10-K for the fiscal year ended December 31, 2006), and does not reflect events occurring after the filing of our Form 10-K for the fiscal year ended December 31, 2006, nor does it modify or update those disclosures affected by subsequent events. Furthermore, forward looking statements made in our Form 10-K for the fiscal year ended December 31, 2006 have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described herein), and such forward looking statements should be read in their historical context.

i

Part I

Item 1—Business

Overview

        We are the world's first professional mixed martial arts sports ("MMA") league. Our business was founded in 2005 to organize, host and promote live and televised MMA sporting events and to capitalize on the growing popularity of MMA in the United States and around the world. At the core of our business are our 12 teams, which comprise some of the world's most highly regarded MMA athletes and coaches. Our sporting events typically showcase four teams, in two-team match-ups, with athletes competing in one-on-one matches across five weight divisions. These events create a body of television programming content that we currently distribute through arrangements with Fox Sports Net ("FSN"), a national sports cable network available to over 80 million households across the United States and MyNetworkTV, Inc. ("MNTV"), a broadcasting network available to over 100 million homes. We earn revenue from live event ticket sales, sponsorships and promotions and licensing of our intellectual property. We have held ten live events, the first of which took place during the second quarter of 2006, the first period in which we recognized revenues. During the year ended December 31, 2006, we recognized a net loss of approximately $9.6 million.

        MMA is a sport that is growing in popularity around the world. In MMA matches, athletes combine a variety of fighting styles, such as boxing, judo, jiu-jitsu, karate, kickboxing, muy thai, tae kwon do and/or wrestling, in each fight. Typically, MMA sporting events are promoted either as championship matches or as vehicles for well-known individual athletes. Professional MMA competition conduct is regulated primarily by rules implemented by state athletic commissions and is currently permitted in 33 jurisdictions. To foster athlete safety and a broader acceptance of the sport, we have established our own rules of conduct, including bans on certain dangerous moves, such as elbow strikes to an opponent's head, placing more emphasis on the sport and competition.

        Our mission is to popularize our league based on the success of our teams while developing household "stars" similar to other professional sports leagues. Our uniqueness is derived from our team-based league structure, where individual exclusive athletes are members of teams that are regionally situated throughout the world. The league format enables the announcement of a full calendar of events in advance of the season, enabling fans, sponsors, and athletes to plan for a full year of events, which is a new concept for MMA. Each of our teams consists of a world recognized coach and eight athletes. During each team match, there are five one-on-one matches, one in each weight class (lightweight, welterweight, middleweight, light heavyweight, and heavyweight). The team with three one-on-one matches victories wins the competition. The regular season will be followed by post-season playoffs culminating in two teams competing for the annual IFL championship. We launched our first full season in 2007, which will consist of a six-month regular season and a two-month post-season. We held the first four 2007 regular season matches on January 19, February 2 and 23, and March 17, 2007 in Oakland, California, Houston, Texas, Atlanta, Georgia, and Los Angeles, California, respectively. In addition to the anticipated 2007 regular season, we expect to host an "All-Star" tournament with the top four athletes from each weight class competing. Generally, athletes will be signed to exclusive contracts for the entire season. These contracts typically will provide a base compensation, as well as team and individual performance incentives. For most of our athletes, we retain exclusive rights to extend the 2007 regular season contract for an additional year and, even if we do not extend the term, an exclusive first negotiation right for the 2008 season. This approach will allow athletes to train on a full-time basis, which differs markedly from the event-by-event contracts that historically provided the only form of compensation for MMA athletes. Each athlete and team coach is and will be an independent contractor.

        Our management believes that the league and team approach to MMA gives us a substantial competitive advantage in that our organization is not dependent on a single athlete's success and has the ability to build the popularity of individual athletes as well as its teams and the league in general.

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

        In January 2000, we acquired Heaven's Door Corporation, a company that provided products and services over the Internet. Effective with the acquisition of Heaven's Door, our name was changed from Procept, Inc. to HeavenlyDoor.com, Inc. At the same time, Procept, Inc. became the new name of the Company's subsidiary, Pacific Pharmaceuticals, Inc., a company engaged in the development of cancer therapies, which we acquired in March 1999. After a sustained period of deterioration in the Internet and technology sectors and related capital markets, we decided, in the fourth quarter of 2000, to discontinue the pursuit of our Internet strategy. Shortly thereafter, we entered into an agreement to sell all of our Web-based assets and Internet operations and ceased our Internet activities. In connection with this agreement, we changed our name, on December 31, 2000, from HeavenlyDoor.com, Inc. to Paligent Inc. ("Paligent").

        From 2001 until the Merger (as described below), we had been engaged in seeking business opportunities to maximize value for our shareholders.

        On November 29, 2006, we acquired International Fight League, Inc., a privately held Delaware corporation ("Old IFL"), pursuant to an agreement and plan of merger, dated as of August 25, 2006, as amended (the "Merger Agreement"), by and among us, IFL Corp., a Delaware corporation and our wholly owned subsidiary ("Merger Sub"), and Old IFL, providing for the merger of Merger Sub and Old IFL, with Old IFL being the surviving corporation and becoming our wholly owned subsidiary (the "Merger"). Immediately following the Merger, we changed our name to International Fight League, Inc., and Old IFL changed its name to IFL Corp. and continued to operate Old IFL's business of organizing and promoting a mixed martial arts sports league.

        Immediately prior to the Merger, we completed a 1-for-20 reverse stock split of our common stock (the "Reverse Stock Split"). Except as otherwise specified herein, all references herein to share amounts of our common stock reflect the reverse stock split. In addition, effective upon the closing of the Merger, all of the pre-Merger Paligent and Old IFL directors, became our directors. As part of the Merger, we also adopted the International Fight League, Inc. 2006 Equity Incentive Plan (the "2006 Equity Incentive Plan") under which all of the options to purchase shares of common stock of Old IFL outstanding prior to the Merger were converted into options to purchase shares of common stock of IFL.

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

        Following the reverse stock split and the Merger, there were 32,496,948 shares of IFL common stock outstanding, of which the pre-Merger stockholders of Paligent owned approximately 5% and the pre-Merger stockholders of Old IFL owned approximately 95%. As a result, Old IFL has been treated as the acquiring company for accounting purposes. The Merger has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States of America. Reported results of operations of the combined group issued after completion of the transaction will reflect Old IFL's operations.

        Immediately after the Merger, we issued an additional 1,627,500 shares of IFL common stock to Richard J. Kurtz, Paligent's principal stockholder before the Merger, in exchange for his contribution of $651,000 of indebtedness owing to him under a promissory note issued to him by Paligent.

        Unless otherwise indicated or the context otherwise requires, the terms "Company," "IFL," "we," "us," and "our" refer to International Fight League, Inc. (formerly known as Paligent Inc.) and its subsidiaries, including IFL Corp., after giving effect to the Merger. Unless otherwise indicated or the context otherwise requires, the term "our business" refers to the mixed martial arts business of Old IFL as continued by IFL Corp. after the Merger.

Corporate History of Old IFL

        Old IFL had been organized as a New Jersey limited liability company in 2005 and reincorporated as a Delaware corporation in January 2006. In the Merger, Old IFL merged with Merger Sub, with Old IFL being the surviving corporation. As a result of the Merger, Old IFL became our wholly owned subsidiary and changed its name to "IFL Corp."

Market Opportunity

Mixed Martial Arts

        MMA is a sport that is growing in popularity around the world. MMA athletes combine a variety of fighting styles, such as boxing, judo, jiu-jitsu, karate, kickboxing, muy thai, tae kwon do and/or wrestling in each match. Typically, MMA sporting events are promoted either as championship matches or as vehicles for well-known individual athletes. MMA is currently permitted in 33 jurisdictions with competition conduct regulated primarily by rules implemented by state athletic commissions, similar to professional boxing. Athletes win individual matches by knockout, technical knockout (referee or doctor stoppage), submission, or judges' decision. Scoring for a judges' decision is conducted by a panel of three judges provided by the relevant state athletic commission, using a ten-point system similar to the scoring system used in boxing. Referees attending matches are also provided by the relevant state athletic commission and are qualified to referee at a MMA competition. During fights, which typically consist of three four-minute rounds, referees strictly enforce the rules of conduct for the relevant state's athletic commission and those required by the organization promoting the event.

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

        Historically, MMA events were broadcast in the United States only through pay-per-view arrangements. MMA events were broadcast for the first time on free cable television in 2004 and now attract roughly two million viewers per week, comparable to weekly broadcasts of WWE events. Spike TV, a cable television broadcaster, is currently broadcasting the fourth season of a popular reality television program, "The Ultimate Fighter," based on MMA training and competitions. In addition, we understand that competing MMA promoters have continued to grow the pay-per-view audience for their MMA events as well as their presence on broadcast and basic cable television. In Japan, live MMA sporting events promoted by competitors routinely sell tens of thousands of seats, are broadcast on major Japanese television networks, and appear on pay-per-view and home video throughout the rest of the world. MMA events in the United States now generate attendance and pay-per-view audiences similar to professional boxing and wrestling.

        The talent pool for MMA athletes is growing rapidly as there are thousands of martial arts focused training schools in the United States. It is estimated that there are millions of martial arts practitioners, including high school and college wrestling participants, in the United States alone. In addition, MMA is truly a global sport with many foreign athletes competing in U.S.-based events, and many U.S. athletes competing in international organizations such as Pride Fighting and K-1 (kickboxing) of Japan. MMA athletes typically begin their careers after successfully competing in wrestling, martial arts, kickboxing, or other related sports. Training schools such as Miletich's Fighting System, led by former UFC Champion and current IFL coach Pat Miletich, and Team Quest, led by top ranked middleweight and current IFL coach Matt Lindland, serve as a major pipeline for MMA talent, and the IFL specifically, seeking to attract interest from professional MMA athletes.

International Fight League

        Through our subsidiary, IFL Corp., we operate the world's first professional MMA sports league—International Fight League. We were founded in 2005 to organize, host and promote live and televised mixed martial arts sporting events and to capitalize on the growing popularity of mixed martial arts in the United States and around the world. Using our unique league and team concept, we believe that we are positioned to rapidly become a market leader in the MMA industry. We believe that our league and team approach to mixed martial arts gives us a substantial competitive advantage in that our success will not depend on a single athlete's success. In addition, by establishing teams and holding scheduled events on a seasonal basis, our league-based model focuses on gaining substantial sponsorship, promotion and marketing opportunities as we develop our market presence and brand awareness.

        We currently operate twelve MMA teams, have held ten live MMA sporting events, including a four-event tournament called "The World Team Championship." In 2007, we launched our first full season made up of a six-month regular season with a two-month post-season, including semi-final and championship matches. Our live events and television programming are directed at 18- to 49-year-old males, with a core target audience of 18- to 34-year-old males.

        In addition to operating the world's first professional MMA sports league, we believe that our operations are unique compared to those of other MMA event promoters in many ways, including:

  •
  our sporting events are held in an over-sized, five-rope boxing ring rather than a cage, which we believe to be the most conducive environment for the athletes, fans and television production;

  •
  we announce our full season in advance, which enables marketers, sponsors, broadcasters, fans and the teams to plan accordingly;

  •
  to foster athlete safety and a broader acceptance of the sport, we have established our own rules of conduct, including bans on certain dangerous moves, such as elbow strikes to an opponent's head, placing more emphasis on the sport and competition;

  •
  we presently own each team, which has a set annual operating budget;

  •
  building equity in the league, teams and athletes;

  •
  we have granted team coaches options to purchase our common stock, which aligns their interests with those of our stockholders; and

  •
  we offer a performance bonus system for athletes and coaches, including both individual and team incentives.

        Each team features five "starter" athletes (many teams also have "alternate" athletes) consisting of lightweight, welterweight, middleweight, light heavyweight and heavyweight athletes. Each team has its own uniforms, logos, and team colors. IFL has recruited a number of MMA champions to serve as athletes and coaches for its teams. IFL coaches are generally under exclusive team coaching contracts with IFL for a period of five or six years. To date, we have formed twelve teams and are in the process of establishing additional teams for 2008 as follows:

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

(1)—New team for 2008 season

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

        Live Events.    We hosted our first tournament, "The Legends Championship," with one event in April 2006 and one event in June 2006 at the Trump Taj Mahal Hotel & Casino in Atlantic City, New Jersey. These events were promoted through a variety of media outlets, including television, radio, print, the Internet and local grass roots marketing efforts. In September 2006, we launched a four-event live tournament, "The World Team Championship," with two live events in Portland, Oregon, one in Moline, Illinois and one in Uncasville, Connecticut at Mohegan Sun. During the year ended December 31, 2006, we recognized approximately $672,000 of revenue from box office receipts for live events.

        We launched our first full regular season of MMA sporting events in January 2007. We added four teams to the league, for a total of twelve teams for the 2007 regular season. All "starter" athletes have signed contracts for the 2007 regular season. The 2007 season will include a six-month regular season, with a two-month post-season, including semi-final and championship matches. During the regular season, we anticipate that there will be 9 live MMA sporting events, with each team competing three times. The four teams with the best records will continue to compete in the post-season semi-finals and, ultimately, the championship match.

        After the 2007 championship match, we expect to host additional live events featuring our standout athletes and all-stars in each weight class in a "Grand Prix" tournament where athletes will compete for weight class titles.

        IFL's team and league structure is scalable to allow for the addition of new teams both domestically and internationally. These new teams, regardless of their origin, can take part in our full season, and support hosting live events outside the United States.

        Television Programming.    We produce and own our television programming and video library. The primary television outlet for our programming in 2006 was Fox Sports Net. During the year ended December 31, 2006, during which period the Legends Championship and the World Team Championship were broadcast, we did not recognize any revenues or related expense as a result of this arrangement.

        Under our current television rights agreement, which covers only the broadcasts of The World Team Championship and expires in June 2007, Fox Sports Net has agreed to broadcast ten hours of original MMA programming. The broadcasts will include six one-hour broadcasts, a two-hour season championship finale broadcast and a two-hour Best Damn Sports Show Special broadcast during prime-time. Fox Sports Net previously televised three one-hour segments of "The Legends Championship" in May and June 2006.

        On January 15, 2007, we entered into a letter of intent with Fox Cable Networks, Inc. ("Fox") and MNTV (MNTV, together with Fox, the "Fox Entities"), which set forth certain terms and conditions under which we and the Fox Entities propose to create, promote and distribute IFL MMA content through a three-tier television and new media programming alliance.

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

        The parties' obligation to negotiate the definitive agreements will terminate if the definitive agreements are not executed by April 5, 2007 (which date had been extended from March 15, 2007, by mutual agreement of the parties), or if the parties mutually agree to terminate negotiations earlier. None of the parties is obligated to consummate the transactions contemplated by the letter of intent, except pursuant to the definitive agreements.

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

  •
  FSN would retain exclusive distribution rights to all IFL regular season, playoff and championship events (the "Scheduled Events") each year of the term, which would consist of no fewer than 22 one-hour late night event programs (the "Programs"), produced by IFL, beginning in the second quarter of 2007.

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

        Sponsorships.    Sponsorships include, among other things, the opportunity to display corporate brand names at our live events and on televised broadcasts. The most highly sought after sponsorship opportunities include painted brands/logos on the fighting canvas in the ring, billboards in the arena and on the television broadcast, the time clock, "tale of the tape," website banners and advertisements in the event program guide. For our past events, sponsors have included, among others, Microsoft Corporation's Xbox, the Coca Cola Corporation's Vault Energy Drink, the Suzuki Motor Corporation, Sandals Resorts, Dale and Thomas Popcorn, Fairtex Inc. and Full Contact Fighter, Inc. Sponsors pay a fee based upon the position of their advertising media and the exposure it will receive during a live event and on television broadcasts. We have signed a number of sponsors for the 2007 season. We continue to pursue and negotiate with additional sponsors for our 2007 season. This activity remains ongoing as part of our sales and revenue generating efforts.

        Promotions.    Promotions are opportunities to tie an advertiser's brand in with our league, teams or events. Promotion opportunities include product placement and brand associations. At past IFL events, the Suzuki Motor Corporation conducted an ATV give-away and Dale and Thomas Popcorn sampled its popcorn products. We have continued to build momentum with sponsors as evidenced by our recent agreement with Sandals Resorts, a leading resort owner and operator. The Sandals sponsorship demonstrates our ability to attract sponsors from a broad range of industries beyond our initial sponsors in video games and beverages. As our brand grows, we expect to earn revenues by creating promotions with companies and brands seeking to benefit from the popularity of IFL and the exposure received from appearing at our live events and on televised broadcasts.

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

        We have three existing license agreements. The first is with Bioworld Merchandising to design, develop and sell a line of IFL-branded hats and bags to retailers. Bioworld is an industry leader in developing accessories for music, entertainment, and branded properties, including Superman, the Sopranos, the Simpsons, Guinness and Cadillac. The second license is with International Sunprints, a full service apparel manufacturer and distributor. International Sunprints provides clothing to major retail chains, such as Target, Wal-Mart, JC Penney, Dillard's, and Mervyns. Lastly, Full Contact Fighter, Inc., a leading manufacturer of high quality professional fighting gear, makes certain performance products on a non-exclusive basis. The license agreements with Bioworld and International Sunprints anticipate retail distribution of IFL-branded products during 2007. Certain select products already are offered for sale at our live venues and through our website. We earn a royalty for each item of IFL-branded merchandise that is sold.

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

        We have entered into a letter of intent with Warner Home Video, a division of Warner Bros. Home Entertainment, which sets forth the terms and conditions under which Warner Home Video would distribute IFL mixed martial arts content on a worldwide basis directly to consumers via DVD, electronic sell through and similar media. The distribution agreement would have a term of three years. Under the proposed terms, Warner Home Video would collect the proceeds from the sale of IFL home video products, and would remit the proceeds to us less Warner Home Video's distribution fee and certain allowable costs associated with the marketing, promotion and distribution of the home video products. We have commenced good faith negotiations with Warner Home Video to conclude a definitive agreement containing provisions consistent with the proposed terms of the letter of intent. We cannot assure you that any of these negotiations will result in the execution of a definitive agreement.

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

Trademarks and Copyrights

        Intellectual property is material to all aspects of our operations, and we expend substantial cost and effort in an attempt to maintain and protect our intellectual property and to avoid infringing other parties' intellectual property. We have a portfolio of trademarks [and service marks] and maintain a catalog of copyrighted works, including copyrights to our television programming and photographs.

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

        "International Fight League," "IFL," "Bulldogs," "Condors," "Red Bears," "The Scorpions," "The Razorclaws," "Toronto Dragons," "The Tigersharks," "The Pitbulls," "The Silverbacks," "The Wolfpack," "The Sabres," "The Anacondas" and "Battleground" are trademarks of IFL. Each trademark, trade name or service mark of any other company appearing in this document belongs to its holder.

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

Item 1A—Risk Factors

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

        Since inception, we have incurred losses and have had capital and stockholders' deficits and limited cash to fund operations. Prior to June 30, 2006, Old IFL raised $2.5 million from the issuance of preferred stock, which was converted to our common stock at the time of the Merger. Since June 30, 2006, we and Old IFL have received loans in the aggregate principal amount of approximately $4.9 million from Richard Kurtz, one of our directors, to fund our MMA operations. We received approximately $22.2 million in net proceeds from the December 2006 sale of our common stock to the selling stockholders. We used approximately $5.2 million of the proceeds from the December 2006 sale to repay our outstanding indebtedness to Mr. Kurtz, including interest thereon and approximately $200,000 of obligations assumed for accounting purposes from Paligent at the time of the Merger. We do not expect that Mr. Kurtz will be an available source of funding for our future operations.

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

        We are a new company and are rapidly entering into new and complementary businesses. Risks of expansion may include:

  •
  potential diversion of management's attention and other resources, including available cash, from our existing business;

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

        Failure to establish the required controls or procedures, or any failure of those controls or procedures once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Upon review of the required internal control over financial reporting and disclosure controls and procedures, our management and/or our auditors may identify material weaknesses and/or significant deficiencies that need to be addressed. Any actual or perceived weaknesses or conditions that need to be addressed in our internal control over financial reporting, disclosure of management's assessment of its internal control over financial reporting or disclosure of our public accounting firm's attestation to or report on management's assessment of our internal control over financial reporting could adversely impact the price of our common stock and may lead to claims against us.

  Compliance with changing corporate governance and public disclosure regulation will likely result in additional expenses and increased liability exposure for us, our directors and our executive officers.

        Rules adopted by the United States Securities and Exchange Commission (the "SEC") pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. The assessment requirement first will apply to our annual report for fiscal 2007. The standards for management's assessment of the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence in us and the value of our common stock may be negatively impacted. Further, many companies have reported that compliance with these standards requires a disproportionate expenditure of funds.

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

Risks Related To Our Industry

  The failure to retain or continue to recruit key athletes and coaches could negatively impact the growth of IFL's popularity.

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

        Our operations are affected by consumer tastes and entertainment trends, which are unpredictable and subject to change and may be affected by changes in the social and political climate. We believe that mixed martial arts is growing in popularity in the United States and around the world, but a change in our fans' tastes or a material change in the perceptions of our advertisers, distributors and licensees, whether due to the social or political climate or otherwise, could adversely affect our operating results.

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

        Our operations are affected by general economic conditions, which generally may affect consumers' disposable income, the level of advertising spending and sponsorships. The demand for entertainment and leisure activities tends to be highly sensitive to the level of consumers' disposable income. A decline in general economic conditions could reduce the level of discretionary income that our fans and potential fans have to spend on our live and televised entertainment and consumer products, which could adversely affect our revenues.

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

        Prior to the merger and our acquisition of Old IFL's business, there was a limited trading market for our common stock and there was no public trading market for Old IFL's common stock. There is no assurance that a more active market for our common stock will develop and be sustained as a result of our operation of our mixed martial arts business. If a market does not develop or is not sustained, it may be difficult for you to sell your shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade. It is possible that, in future quarters, our operating results may be below the expectations of securities analysts or investors. As a result of these and other factors, the price of our common stock may decline, possibly materially.

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

        Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

  •
  authorize the issuance of "blank check" preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

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

Item 1B—Unresolved Staff Comments

        Not Applicable.

Item 2—Properties

        Our principal office is located in New York City, New York, where we lease 4,300 square feet of office space pursuant to a lease that expires in August 2010. We have a one-year lease for an office in Las Vegas, Nevada, expiring in January 2008. If we require additional space, we believe that we will be able to obtain such space on commercially reasonable terms.

Item 3—Legal Proceedings

        From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

        We, two of our officers and two IFL employees, had been named as defendants in a civil action filed in Clark County, Nevada by Zuffa, LLC seeking unspecified monetary, exemplary and injunctive relief. The complaint alleged that IFL and its officers and employees misappropriated the plaintiff's trade secrets and intentionally interfered with its business relationships. In October 2006, the action was settled and all claims and liabilities relating thereto were released.

Item 4—Submission of Matters to a Vote of Security Holders

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

          2.     To approve an amendment to Paligent's Certificate of Incorporation to effect a reverse stock split of Paligent's common stock pursuant to which every 20 outstanding shares would be combined into 1 share of Paligent common stock (the "Stock Split") and to authorize Paligent's Board of Directors to file such amendment prior to the closing of the Merger;

Votes For	Votes Against	Abstentions	Broker Non-Votes
19,230,821	262,180	2,852	9,261,573

          3.     To approve the 2006 Equity Incentive Plan;

Votes For	Votes Against	Abstentions	Broker Non-Votes
19,416,313	68,731	10,809	9,261,573

          4.     To approve an amendment to our certificate of incorporation to change our name to "International Fight League, Inc."; and

Votes For	Votes Against	Abstentions	Broker Non-Votes
19,490,673	3,191	1,989	9,261,573

          5.     To elect five directors, effective at the time of the Merger.

	Votes For	Withheld
Gareb Shamus	28,557,771	199,655
Kurt Otto	28,558,711	198,715
Salvatore A. Bucci	28,561,723	195,703
Richard J. Kurtz	28,730,119	27,307
Michael Molnar	28,727,318	30,108

Part II

Item 5—Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

        Our shares of common stock, par value $0.01 per share, are quoted on the OTC Bulletin Board under the symbol "IFLI." Prior to November 29, 2006, our common stock was quoted on the OTC Bulletin Board under the symbol "PGNT." The following table sets forth the range of high and low closing sale prices for the common stock as reported by the OTC Bulletin Board for the periods indicted below.

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

Item 6—Selected Financial Data

        You should read the data set forth below in conjunction with our consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operation," and other financial information appearing elsewhere in this report.

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

	International Fight League, Inc. For the Year Ended December 31, 2006 (restated)	International Fight League, LLC March 29, 2005 (date of inception) to December 31, 2005
Consolidated Statement of Operations Data:
Revenues
Live and televised events
Advertising—sponsorships	$273,080	$—
Advertising—other	1,000	—
Live events—box office receipts	671,665	—
Branded merchandise	44,315	—

Total revenues	990,060	—

Cost of revenues
Advertising—sponsorships	165,180	—
Live Events—advertising	972,616	—
Live events—other costs	5,314,580	—
Branded merchandise	21,390	—

Total cost of revenues	6,473,766	—

Selling, general and administrative expenses	3,858,790	(43,003)

Stock-based compensation expense	48,410	—

Operating loss	(9,390,906)	(43,003)
Other income (expenses):
Dividend expense	(153,404)	—
Interest expense	(90,647)	—
Interest income	31,557	—

Other income (expenses), net	(212,494)	—

Net loss	$(9,603,400)	$(43,003)

Net Loss per common share—basic and diluted:	$(0.49)	$—

Weighted average common shares outstanding:
Basic and diluted	19,691,088	—
	International Fight League, Inc. as of December 31, 2006	International Fight League, LLC as of December 31, 2005
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$16,623,159	$1,136,960
Total Assets	$17,427,637	$1,147,227
Investor Advances	$—	$1,175,000

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements and related notes that appear elsewhere in this report.

        In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, including those set forth in "Risk Factors."

Overview

        We operate, through our subsidiary, IFL Corp., the world's first professional mixed martial arts sports league—International Fight League. Immediately prior to November 29, 2006, we were known as Paligent Inc. and were a shell company with no operating business. On November 29, 2006, pursuant to the Merger between our wholly owned subsidiary and Old IFL, we acquired the mixed martial arts sports league business of Old IFL. As a result of the Merger, Old IFL became our wholly owned subsidiary and changed its name to IFL Corp., and we changed our name from Paligent Inc. to "International Fight League, Inc."

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

        Following the reverse stock split and the Merger, there were 32,496,948 shares of IFL common stock outstanding, of which the pre-Merger stockholders of Paligent owned approximately 5% and the pre-Merger stockholders of Old IFL owned approximately 95%. As a result, Old IFL has been treated as the acquiring company for accounting purposes. The Merger has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States of America. Reported results of operations of the combined group issued after completion of the transaction will reflect Old IFL's operations.

        As part of the Merger, our two existing directors, Salvatore A. Bucci and Richard Kurtz, and Old IFL's three existing directors, Gareb Shamus, Kurt Otto and Michael Molnar, were elected as our directors, and Old IFL's officers became our officers, except that upon the consummation of the Merger, Mr. Bucci, our President and Chief Executive Offer before the Merger, resigned from these positions and was appointed our Chief Financial Officer, Executive Vice President and Treasurer.

        In addition, immediately following the Merger, we issued 1,627,500 shares of common stock to Mr. Kurtz, Paligent's principal stockholder before the Merger, in exchange for his contribution of $651,000 of indebtedness owing to him under a promissory note issued by Paligent.

        The Old IFL business was founded in 2005 to organize, host and promote live and televised mixed martial arts sporting events and to capitalize on the growing popularity of mixed martial arts in the

United States and around the world. Following the acquisition of Old IFL, we refocused our business efforts on developing and operating Old IFL's mixed martial arts sports league business and have continued operating this business through IFL Corp. At the core of our business are our twelve mixed martial arts teams, which consist of some of the world's most highly regarded mixed martial arts athletes and coaches. Our mixed martial arts sporting events typically include two match-ups of two teams, with athletes competing in one-on-one matches according to weight division. These events create a body of television programming content that we currently distribute in the United States through an arrangement with Fox Sports Net and MyNetworkTV, Inc. We earn revenue from live event ticket sales, sponsorships and promotions and licensing of our intellectual property.

        Old IFL's predecessor, International Fight League, LLC (the "LLC"), was organized on March 29, 2005 as a New Jersey limited liability company. On January 11, 2006, the LLC merged into Old IFL, whereupon the existence of the LLC ceased, and at which time the members of the LLC received an aggregate of 18,000,000 shares of Old IFL common stock, par value $0.0001 per share, in exchange for their membership interests in the LLC.

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

        As Old IFL, we raised funds primarily through stockholder loans and the issuance of preferred stock. The Merger also is considered to be a capital transaction in substance rather than a business combination. The transaction is equivalent to the issuance of stock by Old IFL for the net monetary assets of Paligent, accompanied by a recapitalization. The transaction has been accounted for as a reverse acquisition of a "shell company" whereby Old IFL is the acquirer for accounting purposes and Paligent is the legal acquirer. In this transaction, no goodwill or other intangible assets have been recorded. As a result, the financial information included in this report for periods prior to the Merger relates to Old IFL.

        At December 31, 2006, we had stockholders' equity of $13.6 million. During the year ended December 31, 2006, we incurred losses and negative operating cash flows of approximately $9.6 million and $8.2 million, respectively. These trends have continued in the first quarter of 2007 as we continue to develop our business.

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

	Three Months Ended
	March 31, 2006	June 30, 2006 (restated)	September 30, 2006 (restated)	December 30, 2006 (restated)
Revenues
Live and televised events
Advertising—sponsorships	$—	$234,080	$19,469	$19,531
Advertising—other	—	230	770	—
Live events—box office receipts	—	127,142	324,987	219,536
Branded merchandise	—	1,342	17,604	25,369

Total revenues	—	362,794	362,830	264,436

Cost of revenues
Live and televised events
Advertising—sponsorships	—	102,280	37,200	25,700
Live Events—advertising	—	169,691	374,369	428,556
Live events—other costs	—	1,343,731	1,740,007	2,230,842
Branded merchandise	—	680	10,562	10,148

Total cost of revenues	—	1,616,382	2,162,138	2,695,246
Selling, general and administrative expenses	565,190	504,773	1,276,590	1,512,237
Stock-based compensation expense	9,582	15,546	7,738	15,544

Operating loss	(574,772)	(1,773,907)	(3,083,636)	(3,958,591)
Dividend expense	(27,450)	(45,167)	(47,580)	(33,207)
Interest expense	—	—	(14,795)	(75,852)
Interest income	11,523	11,248	2,900	5,886

Net loss	$(590,699)	$(1,807,826)	$(3,143,111)	$(4,061,764)

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

        Revenues for fiscal 2006 were $1.0 million, all of which were derived from IFL's initial six events, which comprised the two tournaments held—the Legends Championship, which was held on April 29 and June 3, 2006, and The World Team Championship, which was held on September 9 and 23, November 3 and December 29, 2006. The principal components of revenue include:

  •
  box office receipts of $672,000; and

  •
  sponsorships of $273,000.

        The original agreements with FSN granted FSN exclusive rights to the Legends and World Team Championship events through December 31, 2006 and June 30, 2007, respectively. In return, FSN agreed to broadcast the initial telecast and one repeat telecast of each series episode of the Legends Championship in a minimum of 50 million homes. These telecasts were aired during the three months ended June 30, 2006. The agreement with FSN relating to the World Team Championship events provides for FSN to broadcast ten hours of original programming, including six one-hour broadcasts, a two-hour season championship finale broadcast and a two-hour "Best Damn Sports Show" special broadcast during prime time. The broadcasts of this series were aired during the third and fourth quarters of 2006. The agreements with FSN provide that there shall be no payment of any distribution fee by us (see Note 2).

        During the year ended December 31, 2006, costs of revenues were $6.5 million, consisting of the following principal components:

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

        Stock compensation expense of $48,000 recorded to the statement of operations for the year ended December 31, 2006 relates to option grants under Old IFL's 2006 Equity Compensation Plan, which option grants were assumed under the Equity Incentive Plan.

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

Critical Accounting Policies and Estimates

        Principles of Consolidation—On November 29, 2006, as part of the Merger, Paligent issued 30,872,101 shares of its common stock to the former stockholders of Old IFL in exchange for all of the issued and outstanding shares of common stock of Old IFL (including shares of Old IFL preferred stock which were converted to Old IFL common stock immediately prior to the Merger) in a transaction accounted for as a reverse acquisition of a "shell company.". Old IFL was deemed to be the acquirer for accounting purposes, and Paligent was deemed to be the legal acquirer (see Note 3).

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

        Long-Lived Assets—We comply with the accounting and reporting requirements of Statement of Financial Accounting Standards No. ("FAS") 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We periodically evaluate the carrying value of long-lived assets when events and circumstances warrant such a review. Long-lived assets will be written-down if the evaluation determines that the fair value is less than the book amount.

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

        Income Taxes—In July 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We intend to adopt FIN 48 effective January 1, 2007 and have not yet determined the impact, if any, this adoption will have.

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

        For the period ended December 31, 2005, the LLC was treated as a partnership for federal and state income tax purposes and, accordingly, did not record a provision for income taxes because the individual members reported their share of the LLC's income or loss on their personal income tax returns.

        Revenue Recognition—In accordance with the provisions of Staff Accounting Bulletin No. ("SAB") 101, Revenue Recognition, as amended by SAB 104, revenues are generally recognized when products are shipped or as services are performed. However, due to the nature of our business, there are additional steps in the revenue recognition process, as described below:

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

  •
  Television rights:    The Company only recognizes revenue for television rights to the extent the Company is paid (or expected to be paid) in cash or other monetary assets and the Company recognizes distribution fee expense only to the extent the Company is obligated to make payments.

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

        Advertising Expense—In accordance with the provisions of Statement of Position No. ("SOP") 93-7, advertising costs are expensed as incurred, except for costs related to the development of a major commercial or media campaign which are expensed in the period in which the commercial or campaign is first presented.

        Advertising expense for year ended December 31, 2006 and for the period ended March 29, 2005 (date of inception) to December 31, 2005 was $972,646 and $0, respectively.

        Earnings Per Share—We comply with the accounting and reporting requirements of FAS 128, "Earnings Per Share." Basic earnings per share ("EPS") excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. At December 31, 2006, our common stock equivalents include stock options and warrants exercisable for 2,189,311 and 653,987 shares of our common stock, respectively. These common stock equivalents are not included in the diluted EPS calculations because the effect of their inclusion would be anti-dilutive or would decrease the loss per common share.

        Fair Value of Financial Instruments—The fair value of our assets and liabilities that qualify as financial instruments under FAS 107, Disclosures about Fair Value of Financial Instruments, approximate their carrying amounts.

Recently Issued Accounting Standards

        In February 2007, the FASB issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." FAS 159 permits entities to choose to measure many financial instruments and certain other items, at fair value. FAS 159 applies to reporting periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, that the adoption of FAS 159 will have on the Company's consolidated financial statements.

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

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

Item 8—Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
International Fight League, Inc.

        We have audited the accompanying consolidated balance sheets of International Fight League, Inc. and Subsidiary (collectively, the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' and members' equity (deficit), and cash flows for the year ended December 31, 2006 and for the period March 29, 2005 (date of inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1A of the consolidated financial statements, the Company has restated its consolidated financial statements for the year ended December 31, 2006. As discussed in Note 1A to the consolidated financial statements, the Company changed its revenue recognition policy.

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

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
February 27, 2007, except with respect to our opinion on the consolidated financial statements insofar as it relates to the restatements in Note 1A, as to which the date is November 28, 2007.

INTERNATIONAL FIGHT LEAGUE, INC.

and Subsidiary (formerly International Fight League, LLC)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$16,623,159	$1,136,960
Accounts receivable, net	108,104	—
Merchandise inventory	25,843	—
Prepaid expenses	245,316	—

Total current assets	17,002,422	1,136,960
Property and equipment, net	303,869	—
Other assets	121,346	10,267

Total assets	$17,427,637	$1,147,227

LIABILITIES AND STOCKHOLDERS' AND MEMBERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,036,444	$—
Accrued commission on private placement	1,645,400	—
Accrued expenses and other current liabilities	1,110,341	13,430
Investor advances	—	1,175,000

Total current liabilities	3,792,185	1,188,430

Stockholders' and members' equity (deficit):
Common stock, $0.01 par value per share; 75,000,000 shares authorized; 53,500,448 shares issued and outstanding	535,004	—
Members' equity	—	1,800
Additional paid-in capital	23,996,851	—
Subscriptions receivable	(1,250,000)	—
Accumulated deficit	(9,646,403)	(43,003)

Total stockholders' and members' equity (deficit)	13,635,452	(41,203)

Total liabilities and stockholders' and members' equity (deficit)	$17,427,637	$1,147,227

The accompanying notes are an integral part of the consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.

and Subsidiary (formerly International Fight League, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2006 (restated)	For the period March 29, 2005 (date of inception) to December 31, 2005
Revenues
Live and televised events:
Advertising—sponsorships	$273,080	$—
Advertising—other	1,000	—
Live events—box office receipts	671,665	—
Branded merchandise	44,315	—

Total revenues	990,060	—

Costs of revenues
Live and televised events:
Advertising—sponsorships	165,180	—
Live events—advertising	972,616	—
Live events—other costs	5,314,580	—
Branded merchandise	21,390	—

Total costs of revenues	6,473,766	—

Selling, general and administrative expenses	3,858,790	43,003

Stock-based compensation expense	48,410	—

Operating loss	(9,390,906)	(43,003)

Other income (expenses):
Dividend expense	(153,404)	—
Interest expense	(90,647)	—
Interest income	31,557	—

Other income (expenses), net	(212,494)	—

Net loss	$(9,603,400)	$(43,003)

Net loss per common share—basic and diluted	$(0.49)	—

Weighted average number of common shares outstanding—basic and diluted	19,691,088	—

The accompanying notes are an integral part of the consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.

and Subsidiary (formerly International Fight League, LLC)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND MEMBERS EQUITY (DEFICIT)

For the Period March 29, 2005 (date of inception) to December 31, 2006

		Common Stock		Series A Preferred Stock
									Total Stockholders' Equity (Deficit)
	Members' Equity	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit
Members' contributions	$1,800	—	$—	—	$—	$—	$—	$—	$1,800
Net loss	—	—	—	—	—	—	—	(43,003)	(43,003)

Balance at December 31, 2005	$1,800	—	—	—	—	—	—	(43,003)	(41,203)
Merger of International Fight League, LLC into the Company*	(1,800)	18,582,722	185,827	—	—	(184,027)	—	—	—
Issuance of Series A preferred stock	—	—	—	11,222,218	1,122	2,523,878	—	—	2,525,000
Issuance of Series A preferred stock as payment of accruing dividends	—	—	—	681,788	68	153,336	—	—	153,404
Conversion of Series A preferred stock to common stock*	—	12,289,379	122,894	(11,904,006)	(1,190)	(121,704)	—	—	—
Reverse acquisition transaction	—	1,624,847	16,248	—	—	(1,223,494)	—	—	(1,207,246)
Exchange of indebtedness for common stock	—	1,627,500	16,275	—	—	634,725	—	—	651,000
Issuance of common stock in private placement	—	19,376,000	193,760	—	—	22,165,727	(1,250,000)	—	21,109,487
Stock-based compensation expense	—	—	—	—	—	48,410	—	—	48,410
Net loss	—	—	—	—	—	—	—	(9,603,400)	(9,603,400)

Balance at December 31, 2006	$—	53,500,448	$535,004	$—	$—	$23,996,851	$(1,250,000)	$(9,646,403)	$13,635,452

*
Conversion shares have been retroactively restated to reflect the number of shares received in the business combination.

The accompanying notes are an integral part of the consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.

and Subsidiary (formerly International Fight League, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2006	For the period March 29, 2005 (date of inception) to December 31, 2005
Cash flows from operating activities:
Net loss	$(9,603,400)	$(43,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,600	—
Stock-based compensation expense	48,410	—
Issuance of Series A preferred stock in lieu of payment of accrued dividends	153,404	—
Allowance for uncollectible accounts	80,000	—
Changes in operating assets and liabilities:
Accounts receivable, net	(188,104)	—
Merchandise inventory	(25,843)	—
Prepaid expenses	(245,316)	—
Other assets	10,267	(10,267)
Accounts payable	687,641	—
Accrued expenses and other current liabilities	863,210	13,430

Net cash used in operating activities	(8,190,131)	(39,840)

Cash flows from investing activities:
Cash acquired in merger	145	—
Payment of security deposits	(121,346)	—
Purchase of property and equipment	(333,469)	—

Net cash used in investing activities	(454,670)	—

Cash flows from financing activities:
Members' contributions	—	1,800
Issuance of Series A preferred stock	1,350,000	—
Issuance of common stock in private placement	22,970,000	—
Proceeds of related party loan	4,850,000	—
Repayment of related party loan	(5,039,000)	—
Investor advances	—	1,175,000

Net cash provided by financing activities	24,131,000	1,176,800

Net increase in cash and cash equivalents	15,486,199	1,136,960
Cash and cash equivalents at beginning of period	1,136,960	—

Cash and cash equivalents at end of period	$16,623,159	$1,136,960

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$90,647	$—

Cash paid during the period for taxes	$500	$—

Supplemental schedule of non-cash investing and financing activities:
Net liabilities acquired in acquisition	$1,207,246	$—

Exchange of indebtedness for common stock	$651,000	$—

Accrued commission on private placement	$1,645,400	$—

Conversion of investor advances to Series A preferred stock	$1,175,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.

and Subsidiary (formerly International Fight League, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

Nature of Operations

        Prior to November 29, 2006, we were known as Paligent Inc., a Delaware corporation ("Paligent"). On November 29, 2006, we acquired International Fight League, Inc., a privately held Delaware corporation ("Old IFL"), pursuant to an agreement and plan of merger, dated as of August 25, 2006, as amended (the "Merger Agreement"), by and among us, IFL Corp., a Delaware corporation and our wholly owned subsidiary ("Merger Sub"), and Old IFL, providing for the merger of Merger Sub and Old IFL, with Old IFL being the surviving corporation and becoming our wholly owned subsidiary (the "Merger"). Immediately following the Merger, we changed our name to International Fight League, Inc. ("IFL" or collectively, the "Company"), and Old IFL changed its name to IFL Corp. and continued to operate Old IFL's business of organizing and promoting a mixed martial arts sports league (see Note 3).

        The accompanying consolidated financial statements represent the accounts of IFL, a professional mixed martial arts ("MMA") sports league. IFL is an integrated media and entertainment company, engaged in the development, production and marketing of live mixed martial arts events with the intent to package television and pay-per-view programming and eventually the license and sale of branded consumer products featuring the IFL, its teams and personalities.

        Old IFL's predecessor, International Fight League, LLC (the "LLC"), was organized on March 29, 2005 as a New Jersey Limited Liability Company. On January 11, 2006, the LLC merged into Old IFL, whereupon the existence of the LLC ceased, and at which time members of the LLC contributed 100% of their membership interests to Old IFL in exchange for 18 million shares of Old IFL's $0.0001 par value common stock. The transaction has been accounted for as a merger of entities under common control, similar to a pooling of interests, in which Old IFL was the surviving entity.

NOTE 1A—RESTATEMENT

        The Company has restated its consolidated financial statements, as previously reported in its Form 10-K for the year ended December 31, 2006, as described below. In November 2007, management changed its accounting treatment of the television rights revenue and related direct costs for its arrangement with Fox Sports Net ("FSN"). The Company gave up its exclusive right to its telecast in return for airtime to broadcast its mixed martial arts events. Revenue related to the television distribution agreements was recognized as a barter transaction in accordance with FAS 153 "Exchanges of Nonmonetary Assets," an amendment of "APB Opinion No. 29" because there is no exchange of cash between the Company and FSN relating to the broadcast of the Company's programs. The Company recognized television rights revenue and corresponding charges to costs of revenue for this arrangement with FSN based upon what management believed was the fair value of the air time for the broadcast on FSN, for which the Company did not pay any fees to FSN. The Company has changed its accounting policy and only recognizes revenue for television rights to the extent the Company is paid (or expects to be paid) in cash or other monetary assets, and recognizes distribution fee expense only to the extent the Company is obligated to make payments to FSN. The accounting change will result in $0 revenue and $0 distribution fee expense for the FSN transaction. This annual report reflects this change, and the Company will be restating any prior financial statements that are affected by this change. The impact will not affect the Company's reported net loss, net loss per common share or cash flows. The amount of television revenue and distribution fees related to the FSN arrangement previously reported in the Company's financial statements are: $1,375,000 for the year ended December 31, 2006; $750,000 for the three months ended March 31, 2007; $1,000,000 and $1,750,000 for the three and six month periods ended June 30, 2007;and $375,000 for the three and six month periods ended June 30, 2006.

        The following is a reconciliation of the consolidated statements of operations as previously reported in the Company's Form 10-K as of and for the year ended December 31, 2006, filed on March 30, 2007, to the consolidated statement of operations as reported in the accompanying consolidated financial statements included in the Company's Form 10-K/A:

	"As Previously Reported" Year Ended December 31, 2006	Adjustments	"As Restated" Year Ended December 31, 2006
Television rights	$1,375,000	$(1,375,000)	$—
Total revenues	$2,365,060	$(1,375,000)	$990,060
Distribution fees	$1,375,000	$(1,375,000)	$—
Total cost of revenues	$7,848,766	$(1,375,000)	$6,473,766
Selling, general and administrative expenses	$3,858,790	$—	$3,858,790
Stock-based compensation expense	$48,410	$—	$48,410
Operating loss	$(9,390,906)	$—	$(9,390,906)
Other income (expense), net	$(212,494)	$—	$(212,494)
Net loss	$9,603,400	$—	$9,603,400

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        On November 29, 2006, as part of the Merger, Paligent issued 30,872,101 shares of its common stock to the former stockholders of Old IFL in exchange for all of the issued and outstanding shares of common stock of Old IFL (including shares of Old IFL preferred stock which were converted to Old IFL common stock immediately prior to the Merger) in a transaction accounted for as a reverse acquisition of a "shell company.". Old IFL was deemed to be the acquirer for accounting purposes, and Paligent was deemed to be the legal acquirer (see Note 3).

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

Long-Lived Assets

        The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standards No. ("FAS") 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such a review. Long-lived assets will be written-down if the evaluation determines that the fair value is less than the book amount.

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

Income Taxes

        For the year ended December 31, 2006, the Company complied with FAS 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

        For the period March 29, 2005 (date of inception) to ended December 31, 2005, the LLC was treated as a partnership for federal and state income tax purposes and, accordingly, did not record a provision for income taxes because the individual members reported their share of the LLC's income or loss on their personal income tax returns.

Revenue Recognition

        In accordance with the provisions of the SEC's Staff Accounting Bulletin No. ("SAB") 101, "Revenue Recognition", as amended by SAB 104, revenues are generally recognized when products are shipped or as services are performed. However, due to the nature of the Company's business, there are additional steps in the revenue recognition process, as described below:

  •
  Sponsorships: The Company follows the guidance of Emerging Issues Task Force Issue 00-21, "Revenue Arrangements with Multiple Deliverables," and assigns the total of sponsorship revenues to the various elements contained within a sponsorship package based on their relative fair values.

  •
  Licensing: Licensing revenues are recognized upon receipt of notice by the individual licensees as to license fees due. Licensing fees received in advance will be deferred and recognized as income when earned.

Television rights:

        The Company only recognizes revenue for television rights to the extent the Company is paid (or expected to be paid) in cash or other monetary assets and the Company recognizes distribution fee expense only to the extent the Company is obligated to make payments.

Stock-Based Compensation

        Accounting for stock options issued to employees follows the provisions of FAS 123(R), "Share-Based Payment" and the SEC's SAB 107, "Valuation of Share-Based Payment Arrangements for Public Companies." This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward.

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

Earnings Per Share

        The Company complies with the accounting and reporting requirements of FAS 128, "Earnings Per Share." Basic earnings per share ("EPS") excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. At December 31, 2006, the Company's common stock equivalents include stock options and warrants exercisable for 2,189,311 and 653,987 shares of our common stock, respectively. These common stock equivalents are not included in the diluted EPS calculations because the effect of their inclusion would be anti-dilutive or would decrease the loss per common share. At December 31, 2005, the Company was operating as a limited liability company and had no measurable operations.

Fair Value of Financial Instruments

        The fair value of the Company's assets and liabilities that qualify as financial instruments under FAS 107, "Disclosures about Fair Value of Financial Instruments," approximate their carrying amounts as presented in the accompanying consolidated balance sheets at December 31, 2006 and 2005.

Recent Accounting Pronouncements

        In February 2007, the FASB issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." FAS 159 permits entities to choose to measure many financial instruments and certain other items, at fair value. FAS 159 applies to reporting periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, that the adoption of FAS 159 will have on the Company's consolidated financial statements.

        In September 2006, the FASB issued FAS 157, "Fair Value Measurements." FAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. FAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. FAS 157 is effective on January 1, 2008, although early adoption is permitted. The Company is currently assessing the potential effect of FAS 157 on the consolidated financial statements.

        In July 2006, the FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position the tax benefit to be recognized is measured as the largest amount of benefit that is estimated to be greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the adoption year. FIN 48 is effective on January 1, 2007. The Company currently anticipates that FIN 48 will have no potential effect on the consolidated financial statements since the Company has experienced losses form inception.

NOTE 3—BUSINESS COMBINATION

        Effective August 25, 2006, Paligent entered into the Merger Agreement with Old IFL. The agreement provided for Paligent to issue 30,872,101 shares of common stock in exchange for 29,904,006 shares, or 100% of Old IFL's outstanding shares. As part of the Merger, which was completed on

November 29, 2006, in exchange for options to purchase 1,865,000 shares of Old IFL common stock, Paligent issued to the holders thereof options to purchase an aggregate of 1,925,376 shares of common stock under the 2006 Equity Incentive Plan having substantially the same terms and conditions as the Old IFL options. The Merger has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America.

        The reverse acquisition, as described above, has been accounted for as a purchase business combination in which Old IFL was the accounting acquirer and Paligent was the legal acquirer. No goodwill has been recognized since Paligent was a "shell company." Accordingly, the accompanying consolidated statements of operations includes the results of operations of IFL from November 29, 2006, the effective date of the Merger, through December 31, 2006.

        Net liabilities of Paligent as of November 29, 2006 were as follows:

Cash	$145
Liabilities	(1,207,391)

$(1,207,246)

        The following summarized unaudited consolidated pro forma information shows the results of operations of the Company had the reverse acquisition occurred on March 29, 2005 (date of inception):

	2006	2005	Cumulative
Total Revenues	$990,060	$—	$990,060
Net loss	$(9,603,400)	$(318,815)	$(9,922,215)
Net loss per common share, basic and diluted	$(0.11)	$(0.01)	$(0.12)

        The summarized unaudited condensed consolidated pro forma results are not necessarily indicative of results which would have occurred if the acquisition had been in effect for the periods presented. Further, the summarized unaudited condensed consolidated pro forma results are not intended to be a projection of future results.

NOTE 4—RISKS AND UNCERTAINTIES

        Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally bank deposits and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. The Company invests its excess cash in money market instruments. Cash and cash equivalents are, at times, maintained at financial institutions in amounts that exceed federally insured limits. The Company performs ongoing evaluations of its customers' financial condition and monitors its exposure for credit losses and, where required, maintains allowances for anticipated losses.

NOTE 5—LIQUIDITY

        Since inception, the Company has incurred losses and has an accumulated deficit of approximately $9.6 million at December 31, 2006. During 2006, the Company raised $2.5 million from the issuance of preferred stock (which was converted to common stock at the time of the Merger) and received $22.2 million in net proceeds from the sale of common stock in a private placement. At December 31,

2006, the Company's cash balance was $16.6 million after utilizing $8.1 million to fund operations. Based upon management's current forecast of future revenues and expenses, the Company believes its cash resources will be adequate to fund operations in 2007. If revenues from operations turn out to be insufficient to meet the Company's projected capital needs in the longer term, the Company will likely be required to raise additional capital through equity or debt financings.

NOTE 6—PROPERTY AND EQUIPMENT

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

NOTE 7—STOCKHOLDERS' AND MEMBERS' EQUITY (DEFICIT)

        The consolidated statements of stockholders' and members' equity(deficit) have been retroactively restated to reflect the 1-for-20 reverse stock split that occurred immediately prior to the effective time of Merger and the number of shares received by the stockholders of Old IFL in the business combination (See Note 3).

        The historical stockholders' equity of Old IFL (the accounting acquirer) consisted of 18,000,000 shares (retroactively restated to 18,582,722 shares to reflect the number of shares received in the business combination) of $.0001 par value common stock issued to incorporators. During 2006, prior to the reverse acquisition, Old IFL issued 11,222,218 shares of Series A Convertible Redeemable Preferred Stock of Old IFL "Preferred Stock") in connection with a private placement in exchange for $2,252,500. Immediately prior to the Merger, $153,404 of accrued dividends on Preferred Stock were converted into 681,788 additional shares of Preferred Stock at an exchange price of $0.225, which was equal to the price paid for the underlying Preferred Stock. All 11,004,006 shares of Preferred Stock were converted into shares of common stock of Old IFL on a 1:1 exchange. At the time of the Merger, shares of Old IFL common stock issued in exchange for Preferred Stock were then exchanged for 12,289,379 shares of Common Stock of the Company.

        Immediately prior to the Merger, Paligent effected a 1-for-20 reverse stock split of Paligent's common stock, such that the number of shares of common stock of IFL outstanding following the Merger would be approximately equal to the number of shares of common stock of Paligent outstanding prior to the Merger. Following the reverse stock split and the Merger, there were 32,496,948 shares of IFL common stock outstanding, of which the pre-Merger shareholders of Paligent owned approximately 5% and the pre-Merger shareholders of Old IFL owned approximately 95%.

        In connection with and as required by the Merger Agreement, Paligent and Richard J. Kurtz, a director and the principal stockholder of Paligent prior to the Merger, entered into a contribution agreement, dated as of August 25, 2006 (the "Kurtz Contribution Agreement"), providing that, immediately following consummation of the Merger, Mr. Kurtz would contribute to IFL all or a portion of the amounts owed to him by Paligent pursuant to the promissory note issued to him by Paligent, but not less than $651,000, in exchange for shares of common stock of the Company. Upon the Merger, Mr. Kurtz, elected to contribute only the minimum amount of $651,000, and in exchange, Mr. Kurtz received 1,627,500 shares of common stock of IFL.

        As of December 22, 2006, the Company entered into Securities Purchase Agreements (the "Securities Purchase Agreements"), among the Company and the purchasers named therein (the "Purchasers"). The Securities Purchase Agreements provide for the sale by the Company to the Purchasers of a total of 19,376,000 shares of common stock, par value $0.01 (the "Shares"), at a price of $1.25 per share for gross proceeds of $24,220,000. The transactions contemplated by the Securities Purchase Agreements closed on December 28, 2006 (the "Closing Date"). In connection with the private placement, the Company incurred expenses, which included, without limitation, commissions to the placement agent, legal and accounting fees, and other miscellaneous expenses, of approximately $2 million. In addition, the Company also has committed to issue five-year warrants to purchase 581,280 shares of the Company's common stock, or 3% of the number sold in the private placement, to the placement agent as additional compensation for its services.

NOTE 8—LEASE

        In August 2006 the Company leased space for its principal office in New York City. This lease commenced on September 1, 2006 and expires on August 31, 2010. Rent expense initially is $13,394 per month (not including escalations) commencing on November 1, 2006 and is payable in advance. Future minimum rental payments are as follows:

2007	$161,000
2008	164,000
2009	169,000
2010	113,000

NOTE 9—RELATED PARTY TRANSACTIONS

Transactions with Entities Controlled by Our Chief Executive Officer

        Prior to moving to its new principal office in New York City in October 2006, Old IFL utilized office space provided by a business venture controlled by the Company's chief executive officer. No rent was charged to Old IFL under this arrangement, nor is there any obligation upon the Company or Old IFL to pay rent for its past use of such premises.

        In addition, certain business transactions are transacted among the Company and two business ventures that are controlled by the Company's chief executive officer. Typically, the Company reimburses these related companies for charges incurred and advances made on the Company's behalf. Further, the Company purchases certain goods and services from these related companies. As of December 31, 2006, approximately $166,000 is owed to these related companies, of which $119,000 is included in accounts payable and $47,000 is included in accrued expenses, relating to transactions aggregating $442,000 for the year ended December 31, 2006. During 2005, there were no comparable transactions.

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

Securities Transactions with Old IFL

        On June 16, 2005, Mr. Kurtz advanced $25,000 to Old IFL to help defray start-up costs. In January 2006, in connection with Old IFL's private placement of its Series A preferred stock, Mr. Kurtz converted his earlier $25,000 advance to IFL into 111,111 shares of Old IFL Series A Preferred Stock at a conversion price of $0.225 per share. On April 26, 2006, Mr. Kurtz invested an additional $1,000,000 and received 4,444,444 shares of Old IFL Series A preferred stock at a purchase price of $0.225 per share. At the time of the Merger, Mr. Kurtz owned 4,555,555 shares of Old IFL preferred stock, which together with accrued dividends of $49,513 thereon, were converted into 4,775,610 shares of Old IFL common stock immediately prior to the Merger at a conversion price of $0.225 per share. These shares of Old IFL common stock subsequently were converted into 4,930,213 shares of IFL common stock in the Merger.

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

        In January 2006, in connection with Old IFL's private placement of its Series A preferred stock, GSE, Inc., and entity controlled by our Chief Executive Officer, purchased 444,444 shares of Old IFL Series A Preferred Stock at a price of $0.225 per share. Immediately prior to the Merger, these shares of Old IFL Series A Preferred Stock, together with accrued dividends of $6,926 thereon, were converted into 475,226 shares of Old IFL common stock at a conversion price of $0.225 per share. These shares of Old IFL common stock subsequently were converted into 490,611 shares of IFL common stock in the Merger.

Lease Guaranty

        In connection with Old IFL's lease of our New York City headquarters in August 2006, our Chief Executive Officer executed an unconditional and irrevocable guaranty of Old IFL's obligations under the lease. This lease commenced on September 1, 2006 and expires on August 31, 2010. Rent expense initially is $13,394 per month (not including escalations) commencing on November 1, 2006 and payable in advance. Future minimum rental payments are as follows:

2006	$34,000
2007	163,000
2008	164,000
2009	169,000
2010	113,000

NOTE 10—COMMITMENTS AND CONTINGENCIES

        The Company routinely enters into employment arrangements with management and staff providing for differing severance arrangements. In addition, as of December 31, 2006, the Company has assumed the terms of an employment arrangement with one of its executive officers.

NOTE 11—TELEVISION RIGHTS AGREEMENT

        On various dates during the year ended December 31, 2006, the Company entered into agreements with National Sports Programming, owner and operator of Fox Sports Net Sports Programming Service ("FSN") regarding IFL's series of team mixed martial arts matches held during the year ended December 31, 2006. The agreements grant FSN certain rights to the telecasts and, in return, FSN agrees to broadcast the series under specified conditions. The Company did not recognize any television rights revenue or corresponding costs of revenues related to those agreements.

NOTE 12—INCOME TAXES

        No current federal or state income tax provision has been provided for in the accompanying consolidated financial statements as the Company has incurred losses since its inception.

        At December 31, 2006, the Company has federal net operating loss ("NOL") carry forwards for income tax purposes of approximately $109 million. These NOL carry forwards expire through 2026 but are limited due to section 382 of the IRS code ("382 Limitation") which states that the amount of taxable income of any new loss corporation for any year after a greater than 50% change in control has occurred shall not exceed certain prescribed limitations. As a result of the Merger approximately $99 million of the NOL carry forwards are subject to the 382 Limitation which limits the utilization of those NOL carry forwards to approximately $208,000 per year. The remaining federal NOL carry forwards are fully utilizable by the Company to offset future taxable income.

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

        The components of the Company's net deferred tax assets were approximately as follows at December 31, 2006:

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

NOTE 13—STOCK OPTION PLAN

        During the year ended December 31, 2006, the Company adopted the new 2006 Equity Incentive Plan (the "Plan"), which permits the grant of share options and other forms of share-based awards to its employees and service providers for up to 5,000,000 shares of the Company's common stock. Option awards generally vest based on 3 years of continuous service and have 10-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plan). As part of the Merger (see Note 3), in exchange for options to purchase 1,865,000 shares of Old IFL common stock, we issued to the holders thereof options to purchase an aggregate of 1,925,376 shares of our common stock under our 2006 Equity Incentive Plan which has substantially the same terms and conditions as the Old IFL options.

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

NOTE 14—SUBSEQUENT EVENTS

        On January 2, 2007, the Company entered into a lease for additional office premises in Las Vegas, Nevada. The new lease commenced on January 1, 2007 and expires on December 31, 2007. Rent expense is $5,394 per month, payable in advance. Future minimum rental payments are $65,000.

        On January 15, 2007, International Fight League, Inc. ("IFL"), entered into a letter of intent (the "Letter of Intent") with Fox Cable Networks, Inc. ("Fox") and MyNetworkTV, Inc. ("MNTV" and, together with Fox, the "Fox Entities"), which set forth certain terms and conditions under which the

Fox Entities and IFL propose to create, promote and distribute IFL MMA content through a three-tier television and new media programming alliance.

        IFL and the Fox Entities have commenced negotiation of definitive agreements in respect of the transactions contemplated by the Letter of Intent, including without limitation a telecast rights agreement, broadcast rights agreement, warrant agreement, master services agreement and limited liability company operating agreement (the "Definitive Agreements"). The Definitive Agreements are to contain certain provisions consistent with the terms proposed in the Letter of Intent.

        The parties' obligation to negotiate the Definitive Agreements will terminate if the Definitive Agreements are not executed by April 5, 2007, which date has been extended from March 15, 2007 by mutual agreement of the parties, or if the parties mutually agree to terminate negotiations earlier. None of the parties is obligated to consummate the transactions contemplated by the Letter of Intent, except pursuant to the Definitive Agreements.

        The Letter of Intent also calls for Fox and IFL to establish a joint venture to own, manage and distribute IFL related digital media rights including online/Internet, broadband and mobile/wireless.

        Key terms of the proposed Definitive Agreements are as follows:

Fox Sports Net, Inc. ("FSN") Distribution Agreement

  •
  The initial term of the agreement would extend for three years commencing January 1, 2007 (the "FSN Initial Term"). Thereafter, Fox would retain two consecutive, unilateral three-year options to extend the FSN Initial Term.

  •
  FSN would retain exclusive distribution rights to all IFL regular season, playoff and championship events (the "Scheduled Events") each year of the term, which would consist of no fewer than 22 one-hour late night event programs (the "Programs"), produced by IFL, beginning in the second quarter of 2007.

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

MyNetworkTV ("MNTV") Distribution Agreement

  •
  The initial term of the agreement would extend for one year commencing upon the first 2007 IFL event telecast (the "MNTV Initial Term"). Thereafter, Fox would retain two consecutive, unilateral one-year options to extend the MNTV Initial Term.

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

  •
  Fox would acquire 4,800,000 shares of IFL common stock, par value $.01 per share (the "Common Stock"), and a five-year warrant to purchase 1,500,000 shares of Common Stock at an exercise price of $1.25 per share.

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

NOTE 15—SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
Total Revenues	$—	$362,794	$362,830	$264,436
Total Costs of revenues	$—	$1,616,382	$2,162,138	$2,695,246
Operating loss	$(574,772)	$(1,773,907)	$(3,083,636)	$(3,958,591)
Net loss	$(590,699)	$(1,807,826)	$(3,143,111)	$(4,061,764)
Net loss per common share—basic and diluted	$(0.04)	$(0.10)	$(0.17)	$(0.16)

        Unaudited quarterly information for 2005 has been omitted as it has been deemed not material or comparable.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A—Controls and Procedures

        Evaluation of Disclosure Controls and Procedures—Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objectives of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

        Changes in Internal Control Over Financial Reporting—There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B—Other Information

        On November 19, 2007, we filed a Current Report on Form 8-K stating that we will restate our financial statements contained within our Form 10-K for the year ended December 31, 2006, Form 10-Q for the three months ended March 31, 2007 and Form 10-Q for the three months ended June 30, 2007 to reflect changes in the accounting for our barter transaction with FSN to record this barter at our recorded value of our television rights, which is zero ($0). See Note 1A to the financial statements included in Part I, Item 1 of this Form 10-K/A.

Part III

Item 10—Directors, Executive Officers and Corporate Governance

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

Board Committees

        The Board intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an "audit committee financial expert." Additionally, the Board is expected to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee. Until further determination by the Board, the full Board will undertake the duties of the audit committee, compensation committee and nominating committee.

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

Item 11—Executive Compensation

Compensation Committee Report

        Our Board of Directors, which performs the functions of a compensation committee, has reviewed and discussed the Compensation Discussion and Analysis with management. Based on that review and discussions, the Board has approved the inclusion of the Compensation Discussion and Analysis in this Annual Report on Form 10-K.

  Respectfully submitted,

    Board of Directors

      Gareb Shamus, Chairman
      Kurt Otto
      Salvatore A. Bucci
      Richard J. Kurtz
      Michael Molnar

Compensation Discussion and Analysis

        Following the Merger on November 29, 2006, Gareb Shamus became the Chairman of our board of directors and our Chief Executive Officer and President, Mr. Otto became Vice Chairman of our board of directors and our Commissioner and Mr. Bucci resigned as our Chief Executive Officer and President but was appointed our Chief Financial Officer, Executive Vice President and Treasurer. Mr. Bucci was our sole executive officer during fiscal 2006 for the period prior to the Merger. Although International Fight League, LLC, the predecessor to Old IFL, was formed in March 2005, Old IFL's business activities did not commence until January 2006. As a result, Old IFL did not accrue or pay any compensation to its executive officers prior to 2006.

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

Stock Options

        We believe that long-term performance is achieved through an ownership culture that encourages such performance by our executive officers through the use of stock and stock-based awards. Our stock option plan has been established to provide our executive officers and other employees with incentives to help align those employees' interests with the interests of our stockholders. Our board of directors believes that the use of stock option awards represents a significant means for achieving our compensation goals.

        Historically, we have granted stock options to our executive officers at the time of their hire and at such other times as the board of directors has deemed appropriate, such as in connection with a promotion or upon nearing full vesting of prior options. In general, the number of shares of common stock underlying the stock options granted to each executive has reflected the significance of that executive's current and anticipated contributions to us.

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

Severance Benefits

        As we are still compensating Mr. Bucci, our Chief Financial Officer, in accordance with the terms of his former employment agreement, under the terms of that arrangement (which can be modified by the Board at any time), Mr. Bucci would be entitled to a severance payment in the event we terminate his employment without cause as specified in that agreement. In addition, any outstanding unvested options held by Mr. Bucci would become immediately vested and exercisable. Our primary reason for including the severance benefits in his compensation package had been to retain his services while we were a shell company. For a further description of these severance benefits, see "—Executive Employment Contract" below.

Change of Control Benefits

        As we are still compensating Mr. Bucci, our Chief Financial Officer, in accordance with the terms of his former employment agreement, Mr. Bucci would be entitled to a payment in the event he terminates his employment as a result of the occurrence of a change of control of IFL as specified in the agreement. In addition, any outstanding unvested options held by Mr. Bucci would become immediately vested and exercisable. Our primary reason for including the change of control benefits in his compensation package had been to retain his services while we were a shell company. For a further description of these change of control benefits, see "—Executive Employment Contract" below.

        In addition, our 2006 equity incentive plan provides that in the event that:

  •
  we merge or consolidate with another corporation,

  •
  there is an exchange of substantially all of our outstanding stock for shares of another entity in which our stockholders will own less than 50% of the voting shares of the surviving entity or

  •
  we sell substantially all of our assets,

then, unless otherwise provided in a grantee's option or award agreement, each outstanding and unexercised stock option or stock award may be assumed by the successor corporation or an equivalent option or stock award will be substituted by the successor. If, however, the successor does not assume the stock options and stock awards or substitute equivalent stock options or stock awards, then each outstanding and unexercised stock option and stock award will become exercisable for a period of at least 20 days prior to the effective date of such transaction and our right of repurchase with respect to shares covered by all outstanding stock purchase rights and all restrictions with respect to restricted stock awards will lapse. Any stock options, or stock awards that are not exercised during such 20-day period shall terminate at the end of such period. As of December 31, 2006, we had not granted any stock options or stock awards to our executive officers under the 2006 equity incentive plan.

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

        The compensation that we paid to Mr. Bucci during 2006 was paid in accordance with the terms of Mr. Bucci's prior employment agreement which were determined by our board of directors in 2001.

Executive Employment Contract

        Provided below is information concerning the employment arrangement that we are following for our Chief Financial Officer. As the applicable contract has expired, the Board has elected to follow that contract, subject to its right to modify the terms or Mr. Bucci's employment as the Board may determine.

        Salvatore A. Bucci. On May 25, 2000, we and Mr. Bucci entered into an employment agreement (the "Original Agreement") providing for Mr. Bucci to serve as our Senior Vice President and Chief Financial Officer for a period of two years. On October 6, 2000, Mr. Bucci was appointed Executive Vice President and Chief Financial Officer and on February 9, 2001, Mr. Bucci was named President and Chief Executive Officer. The Original Agreement entitled Mr. Bucci to receive a minimum annual base salary of $150,000 and a minimum annual bonus of $25,000, which minimum annual bonus was required to be paid to Mr. Bucci in quarterly installments over the term of the Original Agreement. The amount of Mr. Bucci's actual bonus was to be determined annually by the compensation committee in light of his and our performance over the prior year. Mr. Bucci also received an option to purchase 325,000 shares of common stock (which amount was reduced to 16,250 shares as result of the reverse stock split), with vesting to occur in equal annual installments over a four-year period. If we terminate Mr. Bucci's employment without cause, or if Mr. Bucci terminates his employment because there has been a change of control of IFL, then Mr. Bucci is entitled to receive:

  •
  severance payments in a lump sum equal to one-half of his most recent base salary plus one-half of the amount of cash bonus most recently awarded; and

  •
  immediate vesting and exercisability of any unvested options then held by Mr. Bucci.

        Effective with Mr. Bucci's prior appointment as President and Chief Executive Officer, we and Mr. Bucci amended the terms of the Original Agreement (the "Amended Agreement"). The Amended Agreement provided for:

  •
  a minimum annual base salary of $200,000, effective January 1, 2001;

  •
  a bonus of $25,000, which was paid upon execution of the Amended Agreement; and

  •
  the elimination of the minimum annual bonus.

        The Amended Agreement expired on May 25, 2002. We have continued the employment of Mr. Bucci as our Chief Financial Officer, Executive Vice President and Treasurer upon the salary and with the health benefits and other perquisites as were provided in the Amended Agreement. However, the Board reserves the right to modify the terms of Mr. Bucci's employment at any time, as his agreement has expired.

        During 2006, no options or other equity-based awards were granted and Mr. Bucci's compensation was not adjusted.

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

        Salvatore A. Bucci served as our Chief Executive Officer from February 2001 until the Merger on November 29, 2006. Pursuant to his amended employment agreement, which expired on May 25, 2002, Mr. Bucci was entitled to receive a base salary of $200,000 per annum. Mr. Bucci was also eligible to receive bonus compensation, which amount and form are determinable and at the discretion of the compensation committee or the board of directors of the Company. Since that date, we had continued the employment of Mr. Bucci as our Chief Executive Officer upon the salary and with the health benefits and other perquisites as were provided in the amended employment agreement. Notwithstanding, Mr. Bucci voluntarily reduced his base salary for a portion of 2006. In addition, the Board reserves the right to modify the terms of Mr. Bucci's employment at any time.

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

Potential Payments Upon Termination

        In the event that we terminate Mr. Bucci's employment without cause, if his old employment agreement weer still in effect and we elected to continue it, he would be entitled to:

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

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

        Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder's name. The address of each stockholder is listed in the table.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class
5% Stockholders
Paul Tudor Jones, II, James J. Pallotta and related entities(1)	4,800,000		8.97%
Nadir Tavakoli and related entities(2)	4,800,000		8.97%
Named Executive Officers and Directors
Kurt Otto(3)	9,291,361		17.37%
Gareb Shamus(3)	7,923,700	(4)	13.89%
Richard J. Kurtz(3)	4,872,926		9.11%
Michael Molnar(3)	735,918		1.38%
Salvatore A. Bucci(3)	116,250	(5)	*
Joel Ehrlich(3)	38,714	(6)	*
All executive officers and directors as a group (6 persons)	22,840,155	(5)(6)	42.68%

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

Item 13—Certain Relationships and Related Transactions, and Director Independence

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

Securities Transactions with Old IFL

        On June 16, 2005, Mr. Kurtz advanced $25,000 to Old IFL to help defray start-up costs. In January 2006, in connection with Old IFL's private placement of its Series A preferred stock, Mr. Kurtz converted his earlier $25,000 advance to IFL into 111,111 shares of Old IFL Series A Preferred Stock at a conversion price of $0.225 per share. On April 26, 2006, Mr. Kurtz invested an additional $1,000,000 and received 4,444,444 shares of Old IFL Series A preferred stock at a purchase price of $0.225 per share. At the time of the Merger, Mr. Kurtz owned 4,555,555 shares of Old IFL preferred stock, which together with accrued dividends of $49,513 thereon, were converted into 4,775,610 shares of Old IFL common stock immediately prior to the Merger at a conversion price of $0.225 per share. These shares of Old IFL common stock subsequently were converted into 4,930,213 shares of IFL common stock in the Merger.

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

        In January 2006, in connection with Old IFL's private placement of its Series A preferred stock, GSE, Inc., an entity controlled by Mr. Shamus, purchased 444,444 shares of Old IFL Series A Preferred Stock at a price of $0.225 per share. Immediately prior to the Merger, these shares of Old IFL Series A Preferred Stock, together with accrued dividends of $6,926 thereon, were converted into 475,226 shares of Old IFL common stock at a conversion price of $0.225 per share. These shares of Old IFL common stock subsequently were converted into 490,611 shares of IFL common stock in the Merger.

Lease Guaranty

        In connection with Old IFL's lease of our New York City headquarters in August 2006, Mr. Shamus executed an unconditional and irrevocable guaranty of Old IFL's obligations under the lease. This lease commenced on September 1, 2006 and expires on August 31, 2010. Rent expense initially is $13,394 per month (not including escalations) commencing on November 1, 2006 and payable in advance. Future minimum rental payments are as follows:

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

        In addition, certain business transactions are transacted among Old IFL and two business ventures that are controlled by Mr. Shamus, our chief executive officer. Typically, Old IFL reimburses these related companies for charges incurred and advances made on Old IFL's behalf. Further, Old IFL purchases certain goods and services from these related companies. As of December 31, 2006, approximately $166,000 was owed to these related companies, relating to transactions aggregating $442,000 for the twelve months ended December 31, 2006. In January 2007, we satisfied the full amount of these obligations outstanding at the end of 2006.

Review, Approval and Ratification of Related Party Transactions

        Given Old IFL's small size and limited financial resources, Old IFL had not adopted prior to the Merger formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with its executive officers, directors and significant stockholders. Since our acquisition of Old IFL in the Merger, we intend that such transactions will, on a going-forward basis, be subject to the review, approval or ratification of our board of directors, or an appropriate committee thereof.

Director Independence

        Presently, we are not required to comply with the director independence requirements of any securities exchange. Although we are actively seeking new non-employee board members who will be deemed to be independent under the corporate governance requirements of the national securities exchanges, we have not yet determined which national securities exchange's corporate governance requirements we will elect to comply with. The board of directors also will consult with counsel to ensure that the board of director's determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of audit committee members. Currently we do not satisfy the "independent director" requirements of the any of the national securities exchanges, which require that a majority of a company's directors be independent.

Item 14—Principal Accounting Fees and Services

        Rothstein, Kass & Company, P.C., served as the Company's independent public accountants for the fiscal years ended December 31, 2005 and 2006.

        During the last two fiscal years, Rothstein, Kass & Company, P.C., billed the Company the following fees for its services:

	Year Ended December 31, 2006	Period March 29, 2005 (Date of Inception) to December 31, 2005
Audit Fees	$152,500	$31,800
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Total	$152,500	$31,800

Part IV

Item 15—Exhibits, Financial Statement Schedules

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Paligent Inc., IFL Corp., and International Fight League, Inc., dated as of August 25, 2006 (incorporated by reference to Annex A to the Registrant's amended Schedule 14A filed on October 31, 2006).
3.1	Amended and Restated Certificate of Incorporation of Paligent Inc. (f/k/a HeavenlyDoor.com, Inc.), filed with the Secretary of State of Delaware on June 26, 2000 (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-45168) filed on September 5, 2000).
3.2	Certificate of Ownership and Merger of Paligent Inc. into HeavenlyDoor.com, Inc., filed with the Secretary of State of Delaware on December 28, 2000, to be effective as of December 31, 2000 (incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-K for the year ended December 31, 2000, filed on April 2, 2001).
3.3	Certificate of Amendment to Certificate of Incorporation of Paligent Inc. filed with the Secretary of State of the State of Delaware on November 28, 2006, to be effective as of November 29, 2006 to effect the reverse stock split (incorporated by reference to Exhibit 3.3 to the Registrant's Form 8-K filed on December 5, 2006).
3.4	Certificate of Amendment to Certificate of Incorporation of Paligent Inc. filed with the Secretary of State of the State of Delaware on November 28, 2006, to be effective as of November 29, 2006 to change the Registrant's name to "International Fight League, Inc." (incorporated by reference to Exhibit 3.4 to the Registrant's Form 8-K filed on December 5, 2006)
3.5	By-laws (originally adopted by Paligent Inc.) (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-57188))
10.1	1997 Unit Purchase Options (originally issued by Procept, Inc.) held by a Schedule of Holders (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on March 31, 1999).
10.2	1998 Equity Incentive Plan, as amended through June 30, 1999 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999).
10.3	Executive Employment Agreement dated as of May 25, 2000, as amended February 9, 2001, between the Company and Salvatore A. Bucci (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 2000, filed on April 2, 2001)
10.4	Promissory Note by and between Paligent, Inc. and Richard Kurtz dated October 8, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed on December 5, 2006).
10.5	Promissory Note by and between International Fight League, Inc. and Richard Kurtz dated August 1, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on December 5, 2006).
10.6	2006 Equity Incentive Plan (incorporated by reference to Annex C to the Registrant's amended Schedule 14A filed on October 31, 2006).
10.7	Agreement of Lease by and between 424 West 33rd Street LLC and International Fight League, Inc. dated as of September 1, 2006 (incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed on December 5, 2006).
10.8	Securities Purchase Agreement, dated December 22, 2006 between International Fight League, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-140636))

10.9	Registration Rights Agreement, dated December 22, 2006 between International Fight League, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-140636))
10.10†	Letter of Intent, dated January 15, 2007, between International Fight League, Inc., Fox Cable Networks, Inc. and MyNetworkTV, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-140636))
21.1*	List of Subsidiaries
24.1	Power of Attorney (see the signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

†
Confidential treatment has been granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The omitted portions of this agreement have been separately filed with the Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 28, 2007.

INTERNATIONAL FIGHT LEAGUE, INC.
By:	/s/ Jay Larkin Jay Larkin Interim Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael C. Keefe, and each of them, as his true and lawful attorney-in-law and agent, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay Larkin Jay Larkin	President and Interim Chief Executive Officer (Principal Executive Officer)	November 28, 2007
/s/ Kurt Otto Kurt Otto	Vice Chairman of the Board of Directors and Commissioner	November 28, 2007
/s/ Michael C. Keefe Michael C. Keefe	Executive Vice President and Acting Chief Financial Officer (Principal Financial and Accounting Officer)	November 28, 2007
/s/ Jeffrey M. Jagid Jeffrey M. Jagid	Director	November 28, 2007
/s/ Kevin Waldman Kevin Waldman	Director	November 28, 2007

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Paligent Inc., IFL Corp., and International Fight League, Inc., dated as of August 25, 2006 (incorporated by reference to Annex A to the Registrant's amended Schedule 14A filed on October 31, 2006).
3.1	Amended and Restated Certificate of Incorporation of Paligent Inc. (f/k/a HeavenlyDoor.com, Inc.), filed with the Secretary of State of Delaware on June 26, 2000 (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-45168) filed on September 5, 2000).
3.2	Certificate of Ownership and Merger of Paligent Inc. into HeavenlyDoor.com, Inc., filed with the Secretary of State of Delaware on December 28, 2000, to be effective as of December 31, 2000 (incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-K for the year ended December 31, 2000, filed on April 2, 2001).
3.3	Certificate of Amendment to Certificate of Incorporation of Paligent Inc. filed with the Secretary of State of the State of Delaware on November 28, 2006, to be effective as of November 29, 2006 to effect the reverse stock split (incorporated by reference to Exhibit 3.3 to the Registrant's Form 8-K filed on December 5, 2006).
3.4	Certificate of Amendment to Certificate of Incorporation of Paligent Inc. filed with the Secretary of State of the State of Delaware on November 28, 2006, to be effective as of November 29, 2006 to change the Registrant's name to "International Fight League, Inc." (incorporated by reference to Exhibit 3.4 to the Registrant's Form 8-K filed on December 5, 2006)
3.5	By-laws (originally adopted by Paligent Inc.) (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-57188))
10.1	1997 Unit Purchase Options (originally issued by Procept, Inc.) held by a Schedule of Holders (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on March 31, 1999).
10.2	1998 Equity Incentive Plan, as amended through June 30, 1999 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999).
10.3	Executive Employment Agreement dated as of May 25, 2000, as amended February 9, 2001, between the Company and Salvatore A. Bucci (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 2000, filed on April 2, 2001)
10.4	Promissory Note by and between Paligent, Inc. and Richard Kurtz dated October 8, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed on December 5, 2006).
10.5	Promissory Note by and between International Fight League, Inc. and Richard Kurtz dated August 1, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on December 5, 2006).
10.6	2006 Equity Incentive Plan (incorporated by reference to Annex C to the Registrant's amended Schedule 14A filed on October 31, 2006).
10.7	Agreement of Lease by and between 424 West 33rd Street LLC and International Fight League, Inc. dated as of September 1, 2006 (incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed on December 5, 2006).
10.8	Securities Purchase Agreement, dated December 22, 2006 between International Fight League, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-140636))
10.9	Registration Rights Agreement, dated December 22, 2006 between International Fight League, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-140636))

10.10†	Letter of Intent, dated January 15, 2007, between International Fight League, Inc., Fox Cable Networks, Inc. and MyNetworkTV, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-140636))
21.1	List of Subsidiaries (filed iwth original Form 10-K)
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

†
Confidential treatment has been granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The omitted portions of this agreement have been separately filed with the Commission.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
Part I
  Item 1—Business
  Item 1A—Risk Factors
  Item 1B—Unresolved Staff Comments
  Item 2—Properties
  Item 3—Legal Proceedings
  Item 4—Submission of Matters to a Vote of Security Holders
Part II
  Item 5—Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
  Item 6—Selected Financial Data
  Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation
  Item 7A—Quantitative and Qualitative Disclosures About Market Risk
  Item 8—Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
INTERNATIONAL FIGHT LEAGUE, INC. and Subsidiary (formerly International Fight League, LLC) CONSOLIDATED BALANCE SHEETS
INTERNATIONAL FIGHT LEAGUE, INC. and Subsidiary (formerly International Fight League, LLC) CONSOLIDATED STATEMENTS OF OPERATIONS
INTERNATIONAL FIGHT LEAGUE, INC. and Subsidiary (formerly International Fight League, LLC) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND MEMBERS EQUITY (DEFICIT) For the Period March 29, 2005 (date of inception) to December 31, 2006
INTERNATIONAL FIGHT LEAGUE, INC. and Subsidiary (formerly International Fight League, LLC) CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERNATIONAL FIGHT LEAGUE, INC. and Subsidiary (formerly International Fight League, LLC) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A—Controls and Procedures
  Item 9B—Other Information
Part III
  Item 10—Directors, Executive Officers and Corporate Governance
Compensation Committee Report
Compensation Discussion and Analysis
Compensation Tables
Compensation of Directors
Compensation Committee Interlocks and Insider Participation
  Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13—Certain Relationships and Related Transactions, and Director Independence
  Item 14—Principal Accounting Fees and Services
Part IV
  Item 15—Exhibits, Financial Statement Schedules
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX