Form 10-Q/A
period 2007-03-31
International Fight League, Inc.
filed 2007-12-06
CIK 885475

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
212-356-4000 (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐                Accelerated Filer ☐                Non- accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No. ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        At May 11, 2007, there were 53,500,448 shares of Common Stock, par value $0.01 per share, outstanding.

Explanatory Note:

        This Quarterly Report on Form 10-Q/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-Q which was originally filed with the Securities and Exchange Commission ("SEC") on May 15, 2007. We are filing this form 10-Q/A to restate our financial statements for the fiscal quarter ended March 31, 2007 to reflect changes in our accounting for our arrangement with Fox Sports Net.

        In consultation with our independent registered accounting firm, Rothstein, Kass & Company, PC ("Rothstein Kass"), we determined that we must account for the television revenue and distribution costs for its barter transaction with FSN at the recorded, or book, value rather than the fair value estimated by the Company. Under APB 29, as amended by FAS 153, paragraph 18 provides that in general accounting for nonmonetary transactions should be based upon the fair value of the assets (or services) involved which is the same basis as that used in monetary transactions. Under paragraph 20 of APB 29, a nonmonetary exchange should be measured based upon the recorded value of the nonmonetary asset transferred as part of the exchange and not the fair value if either the (a) the fair value of either the assets transferred or the fair value of the assets received cannot be determined within reasonable limits, or (b) the transaction facilitates a sale to customers, or (c) the exchange transaction lacks commercial substance. Upon further consideration of the tests in paragraph 20, the Company determined that it should record the barter transaction for its FSN arrangement at the recorded value of its television rights, not the fair value. Previously, the Company recorded the exchange at a fair value of $125,000 per one hour of the Company's show that was aired by FSN. Revenues, and an offsetting amount of distribution costs, were recorded for each show televised by FSN. Except as otherwise stated, all financial information contained in this Quarterly Report on Form 10-Q gives effect to these restatements. For information concerning the background of the restatements, the specific adjustments made, and management's discussion and analysis of our results of operations for fiscal quarter ended March 31, 2007 giving effect to the restated information, see "Critical Accounting Policy" at Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to our financial statements.

        This Form 10-Q/A amends and restates only certain information in the following sections as a result of the restatement described above:

        Part I—Item 1. Financial Statements

        Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        In addition, we are also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, and 32.1.

        For the convenience of the reader, this Form 10-Q/A sets forth the entire Form 10-Q which was prepared and relates to the Company as of March 31, 2007. However, this Form 10-Q/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our Form 10-Q for the fiscal quarter ended March 31, 2007. Accordingly, except for the foregoing amended information, this Form 10-Q/A continues to speak as of May 15, 2007 (the original filing date of the Form 10-Q for the fiscal quarter ended March 31, 2007), and does not reflect events occurring after the filing of our Form 10-Q for the fiscal quarter ended March 31, 2007, nor does it modify or update those disclosures affected by subsequent events. Furthermore, forward looking statements made in our Form 10-Q for the fiscal quarter ended March 31, 2007 have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described herein), and such forward looking statements should be read in their historical context.

INTERNATIONAL FIGHT LEAGUE, INC.

PART I.

FINANCIAL INFORMATION

Item 1.    Financial Statements

        Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. International Fight League, Inc. (the "registrant", the "Company", "IFL", "we", "us", or "our") believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. The following condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

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

        "International Fight League," "IFL," "Bulldogs," "Condors," "Red Bears," "The Scorpions," "The Razorclaws," "Toronto Dragons," "The Tigersharks," "The Pitbulls," "The Silverbacks," "The Wolfpack," "The Sabres" and "The Anacondas" are trademarks of IFL. Each trademark, trade name or service mark of any other company appearing in this report belongs to its holder.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,190,462	$16,623,159
Accounts receivable, net of allowance for doubtful accounts	228,687	108,104
Merchandise inventory	54,592	25,843
Prepaid expenses	381,248	245,316

Total current assets	9,854,989	17,002,422
Property and equipment, net of accumulated depreciation and amortization	345,832	303,869
Other assets	124,064	121,346

Total assets	$10,324,885	$17,427,637

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,324,946	$1,036,444
Accrued commission on private placement	—	1,645,400
Accrued expenses and other current liabilities	1,142,885	1,110,341

Total current liabilities	2,467,831	3,792,185

Commitments
Stockholders' equity:
Common stock, $0.01 par value per share; 75,000,000 shares authorized; 53,500,448 shares issued and outstanding at March 31, 2007 and December 31, 2006	535,004	535,004
Additional paid-in capital	23,930,661	23,996,851
Subscriptions receivable	—	(1,250,000)
Accumulated deficit	(16,608,611)	(9,646,403)

Total stockholders' equity	7,857,054	13,635,452

Total liabilities and stockholders' equity	$10,324,885	$17,427,637

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31, 2007 (Restated)	March 31, 2006
Revenues
Live and televised events:
Advertising—sponsorships	$67,045	$—
Live events—box office receipts	513,842	—
Television rights	210,000	—
Branded merchandise	19,470	—

Total revenues	810,357	—

Costs of revenues
Live and televised events:
Advertising—sponsorships	33,034	—
Live events—advertising	581,772	—
Live events—other costs	5,017,204	—
Branded merchandise	7,742	—

Total costs of revenues	5,639,752	—

Selling, general and administrative expenses	2,280,097	565,190

Stock-based compensation expense	15,208	9,582

Operating loss	(7,124,700)	(574,772)

Other income (expense):
Dividend expense	—	(27,450)
Interest income	162,492	11,523

Other income (expense), net	162,492	(15,927)

Net loss	$(6,962,208)	$(590,699)

Net loss per common share—basic and diluted	$(0.13)	$(0.04)

Weighted average number of common shares outstanding—basic and diluted	53,500,448	16,517,975

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION AND CONSOLIDATION AND BUSINESS DESCRIPTION

        Prior to November 29, 2006, we were known as Paligent Inc., a Delaware corporation ("Paligent"). On November 29, 2006, we acquired International Fight League, Inc., a privately held Delaware corporation ("Old IFL"), pursuant to an agreement and plan of merger, dated as of August 25, 2006, as amended (the "Merger Agreement"), by and among us, IFL Corp., a Delaware corporation and our wholly owned subsidiary ("Merger Sub"), and Old IFL, providing for the merger of Merger Sub and Old IFL, with Old IFL being the surviving corporation and becoming our wholly owned subsidiary (the "Merger"). Immediately following the Merger, we changed our name to International Fight League, Inc. ("IFL" or collectively, the "Company"), and Old IFL changed its name to IFL Corp. and continued to operate Old IFL's business of organizing and promoting a mixed martial arts ("MMA") sports league.

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

        We organize, host and promote a significantly greater number of live and televised MMA sporting events during the first half of our fiscal year than during the second half of our fiscal year. Since we generally incur most of our costs in connection with such events, our expenses generally increase during the first half of our fiscal year and decline in the second half. This seasonality is likely to cause fluctuations in our financial results. Therefore, the results of operations for the periods presented are not necessarily indicative of the results of operations for the full year and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 in our Annual Report on Form 10-K/A.

NOTE 1A—RESTATEMENT

        The Company has restated its consolidated financial statements, as previously reported in its Form 10-Q for the three months ended March 31, 2007, as described below. In November 2007, management changed its accounting treatment of the television rights revenue and related direct costs for its arrangement with Fox Sports Net ("FSN"). The Company gave up its exclusive right to its telecast in return for airtime to broadcast its mixed martial arts events. Revenue related to the television distribution agreements was recognized as a barter transaction in accordance with FAS 153 "Exchanges of Nonmonetary Assets," an amendment of "APB Opinion No. 29" because there is no exchange of cash between the Company and FSN relating to the broadcast of the Company's programs. The Company recognized television rights revenue and corresponding charges to costs of revenue for this arrangement with FSN based upon what management believed was the fair value of the air time for the broadcast on FSN, for which the Company did not pay any fees to FSN. The Company has changed its accounting policy and only recognizes revenue for television rights to the extent the Company is paid (or expects to be paid) in cash or other monetary assets, and recognizes distribution fee expense only to the extent the Company is obligated to make payments to FSN. The accounting change will result in $0 revenue and $0 distribution fee expense for the FSN transaction. This annual report reflects this change, and the Company will be restating any prior financial statements that are affected by this change. The impact will not affect the Company's reported net loss, net loss per common share or cash flows. The amount of television revenue and distribution fees related to the FSN arrangement previously reported in the Company's financial statements are: $1,375,000 for the year ended December 31, 2006; $750,000 for the three months ended March 31, 2007; $1,000,000 and $1,750,000 for the three and six month periods ended June 30, 2007; and $375,000 for the three and six month periods ended June 30, 2006.

        The following is a reconciliation of consolidated statements of operations as previously reported in the Company's Form 10-Q as of and for the three months ended March 31, 2007, filed on May 15, 2007, to the consolidated statement of operations as reported in the accompanying consolidated financial statements included in the Company's Form 10-Q/A:

	"As Previously Reported" Three Months Ended March 31, 2007	Adjustments	"As Restated" Three Months Ended March 31, 2007
Television rights	$960,000	$(750,000)	$210,000
Total revenues	$1,560,357	$(750,000)	$810,357
Distribution fees	$750,000	$(750,000)	$—
Total cost of revenues	$6,389,752	$(750,000)	$5,639,752
Selling, general and administrative expenses	$2,280,097	$—	$2,280,097
Stock-based compensation expense	$15,208	$—	$15,208
Operating loss	$(7,124,700)	$—	$(7,124,700)
Other income (expense), net	$162,492	$—	$162,492
Net loss	$(6,962,208)	$—	$(6,962,208)

NOTE 2—LIQUIDITY

        Since inception, the Company has incurred losses and has an accumulated deficit of approximately $16.6 million at March 31, 2007. During 2006, the Company raised $2.5 million from the issuance of preferred stock (which was converted to common stock at the time of the Merger) and received $22.2 million in net proceeds from the sale of common stock in a private placement. At March 31, 2007, the Company's cash balance was $9.2 million.

        Based upon management's current forecast of future revenues and expenses, the Company believes its cash resources will likely be sufficient to fund operations into, but not through the end of, the fourth quarter of 2007. This assumes that the Company's live event expenses continue to decrease as a result of the Company's increased production efficiencies and that the Company realizes additional cash from the following: (i) the distribution of IFL mixed martial arts content via DVD, electronic sell through and similar media pursuant to our letter of intent with Warner Home Video; (ii) the distribution of programming internationally pursuant to our exclusive relationship with Alfred Haber Distribution, Inc.; (iii) the consummation of the transactions contemplated by the Letter of Intent with the Fox Entities (see Note 8); and (iv) an increase in sponsorship revenue. There can be no assurance, however, that the Company will generate sufficient cash from any of such sources or continue to realize decreases in its live event expenses. If the Company is not able to generate sufficient cash and reduce expenses, the Company's cash resources may not be sufficient to last through the end of the third quarter of 2007. If the Company is unable to secure sufficient debt or equity financing for operations, the Company will experience a cash shortage, the effect of which could result in the discontinuance of operations. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

NOTE 3—LOSS PER SHARE

        The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standards No. ("FAS") 128, "Earnings Per Share." Basic earnings per share ("EPS") excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock (the "treasury stock method"). Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Inherently, stock options and warrants are deemed to be anti-dilutive when the average market price of the common stock during the period exceeds the exercise price of the stock options or warrants.

        At March 31, 2007, the Company's common stock equivalents include stock options outstanding for 2,138,553 shares of our common stock and warrants exercisable for 653,987 shares of our common stock. These common stock equivalents are not included in the diluted EPS calculations because the effect of their inclusion would be anti-dilutive or would decrease the loss per common share.

NOTE 4—INCOME TAXES

        On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109" ("FIN 48"). As of January 1 and March 31, 2007, there were no unrecognized tax benefits. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was not change to this balance at March 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position, results of operations and cash flows.

NOTE 5—RELATED PARTY TRANSACTIONS

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

        On March 29, 2007, the Company's Board of Directors passed a resolution authorizing the Company to enter into an indemnification agreement with our Chief Executive Officer relating to these personal guarantees. On March 30, 2007, the Company executed an indemnity agreement with our Chief Executive Officer.

NOTE 6—STOCK OPTION PLAN

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

NOTE 7—COMMITMENTS

        The Company routinely enters into employment arrangements with management and staff providing for differing severance arrangements. During the first quarter, the Company entered into employment arrangements with two executive officers containing contingent obligations under certain events of termination. In addition, in April 2007 the Company entered into an agreement with one of its executive officers under which the Company is obligated to make a series of payments subsequent to the effective date of the executive's resignation (see Note 9).

NOTE 8—TELEVISION RIGHTS AGREEMENT AND OTHER PENDING AGREEMENTS

        On various dates during the year ended December 31, 2006, the Company entered into agreements with National Sports Programming, owner and operator of Fox Sports Net ("FSN") regarding IFL's series of team mixed martial arts matches held during the year ended December 31, 2006. The agreements grant FSN certain rights to the telecasts and, in return, FSN agrees to broadcast the series under specified conditions. The Company did not recognize any television rights revenues related to those agreements.

        On January 15, 2007, the Company entered into a letter of intent (the "Letter of Intent") with Fox Cable Networks, Inc. ("Fox") and MyNetworkTV, Inc. ("MNTV" and, together with Fox, the "Fox Entities"), which set forth certain terms and conditions under which the Fox Entities and IFL propose to create, promote and distribute IFL MMA content through a three-tier television and new media programming alliance.

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

        The parties' obligation to negotiate the Definitive Agreements has been extended several times and currently expires on May 18, 2007. Although IFL intends to work towards the negotiation and execution of the Definitive Agreements, and believes that this is the intention of the Fox Entities as well, there is no assurance that the parties will be able to agree on and enter into the Definitive Agreements. None of the parties is obligated to consummate the transactions contemplated by the Letter of Intent, except pursuant to the Definitive Agreements.

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

  •
  FSN would retain exclusive distribution rights to all IFL regular season, playoff and championship events (the "Scheduled Events") in the United States and its territories each year of the term, which would consist of 22 one-hour late night event programs (the "Programs"), produced by IFL, that began in the first quarter of 2007. MNTV is the only other party permitted to broadcast the Scheduled Events in the United States.

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

NOTE 9—SUBSEQUENT EVENTS

        On April 2, 2007, we entered into an agreement and general release (the "Agreement and Release"), pursuant to which Salvatore A. Bucci, our Executive Vice President, Chief Financial Officer and Treasurer voluntarily resigned effective at the close of business on June 30, 2007 (the "Separation Date"). Mr. Bucci is to continue to serve as our Executive Vice President, Chief Financial Officer and Treasurer and as one of our directors through the Separation Date. From April 1, 2007 through June 30, 2007, we are required to continue to pay Mr. Bucci his regular gross salary plus benefits and to reimburse Mr. Bucci for all reasonable out-of-pocket expenses incurred by him in connection with the performance of his duties and obligations. In addition, on June 29, 2007, we are required to make a one-time payment of $40,000 to Mr. Bucci. From July 2007 to December 2007, we will be required to pay to Mr. Bucci six monthly payments of $15,000, payable on or before the fifth day of each month; and in the event that Mr. Bucci elects to receive health insurance coverage in accordance with the Consolidated Omnibus Budget Reconciliation Act ("COBRA'), we will pay any required premiums for such coverage, for any period in which Mr. Bucci remains eligible for such COBRA benefits, through the earlier of December 31, 2007 or the date on which Mr. Bucci becomes eligible for group health insurance though any employer or professional affiliation other than the Company. All amounts payable to Mr. Bucci under the Agreement and Release will be charged to expense in the second quarter of 2007.

        The expiration date of the Letter of Intent with the Fox Entities has been extended to May 18, 2007.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q/A and our Annual Report on Form 10-K/A filed on November 28, 2007. In addition to historical information, this discussion and analysis contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance and the industries in which we operate as well as on our management's assumptions. These forward-looking statements that involve risks and uncertainties. When used in this Quarterly Report on Form 10-Q/A the words "anticipate," "objective," "may," "might," "should," "could," "can," "intend," "expect," "believe," "estimate," "predict," "targets," "goals," "projects," "seeks," "potential," "plan," "is designed to" or the negative of these and similar expressions identify forward-looking statements. While we believe our plans, intentions and expectations reflected in those forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. Other than as required by applicable securities laws, we are under no obligation to update any forward-looking statement, whether as result of new information, future events or otherwise. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under Item 1A, "Risk Factors," and elsewhere in this Quarterly Report on Form 10-Q/A and in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

Our Company

        We are the world's first professional mixed martial arts (or MMA) sports league. In MMA matches, athletes combine a variety of fighting styles, such as boxing, judo, jiu jitsu, karate, kickboxing, muy thai, tae kwon do and/or wrestling, in each fight. Our business was founded in 2005 to organize, host and promote live and televised MMA sporting events and to capitalize on the growing popularity of MMA in the United States and around the world. At the core of our business are our twelve MMA teams, which comprise some of the world's most highly regarded athletes and coaches. Our sporting events typically showcase four teams, in two-team match-ups, with athletes competing in one-on-one matches across five weight divisions. These events create a body of television programming content that we currently distribute through an arrangement with both Fox Sports Net ("FSN"), a national sports cable network available to over 80 million households across the United States and MyNetworkTV, Inc. ("MNTV"), a broadcast network available to over 100 million homes. We earn revenue from live event ticket sales, sponsorships and promotions and licensing of our intellectual property. We have held twelve live events, the first of which took place during the second quarter of 2006, the first period in which we recognized revenues.

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

        Revenues for the three months ended March 31, 2007 were $.8 million. The principal components of revenue include:

  •
  television rights of $210,000, relating to IFL's agreements with MNTV;

  •
  box office receipts of $514,000; and

  •
  sponsorships of $67,000.

During 2006, IFL entered into agreements with National Sports Programming, owner and operator of Fox Sports Net ("FSN"). The agreements with FSN granted FSN exclusive rights to broadcast episodes of IFL's 2006 events through June 30, 2007. In January 2007, we entered into a Letter of Intent ("LOI") with Fox Cable Networks, Inc. ("Fox") and MyNetworkTV, Inc. ("MNTV" and, together with Fox, the "Fox Entities"), which set forth certain terms and conditions under which the Fox Entities and IFL proposed to create, promote and distribute IFL MMA content. Under the proposed terms, FSN would retain exclusive distribution rights to all IFL regular season, playoff and championship events. The provision of the LOI relating to FSN provides that there shall be no payment of any distribution fee by IFL to FSN (See Note 1A). The provision of the LOI relating to the broadcasts on MNTV provide for MNTV to pay IFL $50,000 for each initial telecast and $20,000 for each second telecast. During the first quarter of 2007, MNTV broadcast three initial and three subsequent telecasts.

        During the quarterly period ended March 31, 2007, costs of revenues were $5.6 million, consisting of the following principal components:

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

        Stock-based compensation expense of $15,000 recorded to the statement of operations for the quarterly period ended March 31, 2007, relates to option grants under Old IFL's 2006 Equity Compensation Plan which option grants were assumed under the Plan.

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

Future Capital Requirements

        Since inception, our MMA operations have incurred losses, and we have funded these operating deficits through proceeds of $2.5 million from the 2006 issuance of preferred stock and from net proceeds of approximately $22.2 million from our December 2006 private placement. Based upon management's current forecast of future revenues and expenses, the Company believes its cash resources will likely be sufficient to fund operations into, but not through the end of, the fourth quarter of 2007. This assumes that the Company's live event expenses continue to decrease as a result of the Company's increased production efficiencies and that the Company realizes additional cash from the following: (i) the distribution of IFL mixed martial arts content via DVD, electronic sell through and similar media pursuant to our letter of intent with Warner Home Video; (ii) the distribution of programming internationally pursuant to our exclusive relationship with Alfred Haber Distribution, Inc.; (iii) the consummation of the transactions contemplated by the Letter of Intent with the Fox Entities (see Note 8); and (iv) an increase in sponsorship revenue. There can be no assurance, however, that the Company will generate sufficient cash from any of such sources or continue to realize decreases in its live event expenses. If the Company is not able to generate sufficient cash and reduce expenses, the Company's cash resources may not be sufficient to last through the end of the third quarter of 2007. If the Company is unable to secure sufficient debt or equity financing for operations, the Company will experience a cash shortage, the effect of which could result in the discontinuance of operations. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

Changes in Directors and Officers

        On April 2, 2007, we entered into an agreement and general release pursuant to which Salvatore A. Bucci, our Executive Vice President, Chief Financial Officer and Treasurer voluntarily resigned effective at the close of business on June 30, 2007 (the "Separation Date"). Mr. Bucci is to continue to serve as our Executive Vice President, Chief Financial Officer and Treasurer and as one of our directors through the Separation Date (see Note 9 to the Condensed Consolidated Financial Statements included in this report).

        On April 25, 2007, Mr. Kurtz voluntarily resigned as one of our directors.

        On May 1, 2007, our Board of Directors elected Jeffrey M. Jagid to fill the vacancy created by Mr. Kurtz's resignation.

        In May 2007, Joel Ehrlich, our Chief Marketing Officer and President of Sales, announced his resignation, effective at the close of business on June 30, 2007. Mr. Ehrlich has agreed to serve as a consultant to the Company after June 30, 2007.

Off-Balance Sheet Arrangements

        As of March 31, 2007, we had no off-balance sheet arrangements.

Critical Accounting Policy

        For the three months ended March 31, 2007, we made one significant change to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2006 for revenue recognition for our television rights related to our arrangement with FSN. See Note 1A to the condensed consolidated financial statements in this report.

        We previously recognized revenue under our television distribution agreements with FSN as a barter transaction in accordance with FAS 153 "Exchanges of Nonmonetary Assets," an amendment of "APB Opinion No. 29" because there is no exchange of cash between us and FSN relating to the broadcast of our programs. We recognized television rights revenue and corresponding charges to costs of revenue for this arrangement with FSN based upon what management believed was the fair value of the air time for our broadcast on FSN, for which we did not pay any fees to FSN. We have changed our accounting policy and only recognized revenue for television rights to the extent we are paid (or expect to be paid) in cash or other monetary assets, and recognize distribution fee expense only to the extent we are obligated to make payments.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Not Applicable.

Item 1A.    Risk Factors

        Aside from the risk factor(s) noted below, there have not been any material changes in the risk factors that were previously disclosed in Item 1A, "Risk Factors," of Part I of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2006.

  FSN has the exclusive right to distribute IFL MMA content in the United States.

        Under the Letter of Intent with Fox Cable Networks, Inc. ("Fox") and MNTV (Fox, together with MNTV, the "Fox Entities"), FSN has the exclusive TV broadcast right to distribute IFL MMA content for regular season, playoff and championship events in the United States. MNTV, an affiliate of FSN, is currently broadcasting our 2007 regular season programming. The Letter of Intent, which has been extended several times, currently expires on May 18, 2007. While the parties are continuing to work towards the negotiation and execution of the Definitive Agreements, the Company and the Fox Entities are continuing to perform in accordance with terms and conditions under the Letter of Intent. Given our arrangements under the Letter of Intent with FSN and MNTV, we are prohibited from acquiring any additional third-party television coverage in the U.S. and its territories for our regular season, playoff and championship events. If MNTV decides to discontinue broadcasting our programming, we will have only a limited commitment from FSN to broadcast our league programming. In addition, under the Letter of Intent, FSN has the unilateral option to extend the proposed three-year distribution agreement for two additional three-year terms. IF FSN exercises each of these options and the MNTV contract is terminated or not renewed, we may be unable to obtain other television coverage in the U.S. for our league regular season and playoff events. As a result of the proposed definitive agreements with FSN and MNTV and the accompanying digital media rights joint venture with Fox, our ability to broadcast and promote our MMA events in the United States is substantially dependent on our ability to maintain a good working relationship with the Fox Entities. Any disruption of our relationship with the Fox entities may adversely affect our business prospects, operating results, cash flow and ability to achieve profitability.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Except as disclosed below, we did not repurchase or sell any shares of our equity securities during the quarter ended March 31, 2007.

        On March 1, 2007, we issued a warrant to purchase 581,280 shares of our common stock at an exercise price of $1.25 per share, with an expiration date of March 1, 2012, in a private placement exempt under Section 4(2) of the Securities Act of 1933. This warrant was issued as part the consideration we paid to the placement agent for the private sale of the Company's common stock completed on December 28, 2006. No cash proceeds were received by the Company for the issuance of this warrant.

Item 3.    Defaults Upon Senior Securities

        Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not Applicable.

Item 5.    Other Information

        On November 19, 2007, we filed a Current Report on Form 8-K stating that we will restate our financial statements contained within our Form 10-K for the year endded December 31, 2006, Form 10-Q for the three months ended March 31, 2007 and Form 10-Q for the three months ended June 30, 2007 to reflect changes in the accounting for our barter transaction with FSN to record this barter at our recorded value of our television rights, which is zero ($0). See Note 1A to the financial statements included in Part I, Item 1 of this Form 10-Q/A.

Item 6.    Exhibits

Exhibits
4.1	—	Warrant, dated March 1, 2007, issued to placement agent (filed with original Form 10-Q).
10.1	—
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
31.1	—	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL FIGHT LEAGUE, INC.
	By:	/s/ Michael C. Keefe Michael C. Keefe Executive Vice President Acting Principal Financial Officer
Date: December 6, 2007

EXHIBIT INDEX

Exhibits
4.1	Warrant, dated March 1, 2007, issued to placement agent (filed with original Form 10-Q).
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
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
INTERNATIONAL FIGHT LEAGUE, INC. and Subsidiary (formerly International Fight League, LLC) CONDENSED CONSOLIDATED BALANCE SHEETS
INTERNATIONAL FIGHT LEAGUE, INC. and Subsidiary (formerly International Fight League, LLC) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
INTERNATIONAL FIGHT LEAGUE, INC. and Subsidiary (formerly International Fight League, LLC) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
INTERNATIONAL FIGHT LEAGUE, INC. and Subsidiary (formerly International Fight League, LLC) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX