Form 10-Q/A
period 2007-06-30
International Fight League, Inc.
filed 2007-12-06
CIK 885475

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

Explanatory Note:

        This Quarterly Report on Form 10-Q/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-Q which was originally filed with the Securities and Exchange Commission ("SEC") on August 14, 2007. We are filing this form 10-Q/A to restate our financial statements for the fiscal quarter ended June 30, 2007 to reflect changes in our accounting for our arrangement with Fox Sports Net.

        In consultation with our independent registered accounting firm, Rothstein, Kass & Company, PC ("Rothstein Kass"), we determined that we must account for the television revenue and distribution costs for its barter transaction with FSN at the recorded, or book, value rather than the fair value estimated by the Company. Under APB 29, as amended by FAS 153, paragraph 18 provides that in general accounting for nonmonetary transactions should be based upon the fair value of the assets (or services) involved which is the same basis as that used in monetary transactions. Under paragraph 20 of APB 29, a nonmonetary exchange should be measured based upon the recorded value of the nonmonetary asset transferred as part of the exchange and not the fair value if either the (a) the fair value of either the assets transferred or the fair value of the assets received cannot be determined within reasonable limits, or (b) the transaction facilitates a sale to customers, or (c) the exchange transaction lacks commercial substance. Upon further consideration of the tests in paragraph 20, the Company determined that it should record the barter transaction for its FSN arrangement at the recorded value of its television rights, not the fair value. Previously, the Company recorded the exchange at a fair value of $125,000 per one hour of the Company's show that was aired by FSN. Revenues, and an offsetting amount of distribution costs, were recorded for each show televised. Except as otherwise stated, all financial information contained in this Quarterly Report on Form 10-Q gives effect to these restatements. For information concerning the background of the restatements, the specific adjustments made, and management's discussion and analysis of our results of operations for fiscal quarter ended June 30, 2007 giving effect to the restated information, see "Critical Accounting Policy" at Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to our financial statements.

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

        For the convenience of the reader, this Form 10-Q/A sets forth the entire Form 10-Q which was prepared and relates to the Company as of June 30, 2007. However, this Form 10-Q/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our Form 10-Q for the fiscal quarter ended June 30, 2007. Accordingly, except for the foregoing amended information, this Form 10-Q/A continues to speak as of August 14, 2007 (the original filing date of the Form 10-Q for the fiscal quarter ended June 30, 2007), and does not reflect events occurring after the filing of our Form 10-Q for the fiscal quarter ended June 30, 2007, nor does it modify or update those disclosures affected by subsequent events. Furthermore, forward looking statements made in our Form 10-Q for the fiscal quarter ended June 30, 2007 have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described herein), and such forward looking statements should be read in their historical context.

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

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,526,465	$16,623,159
Accounts receivable, net of allowance for doubtful accounts	230,623	108,104
Merchandise inventory	96,979	25,843
Prepaid expenses	186,933	245,316

Total current assets	3,041,000	17,002,422
Property and equipment, net of accumulated depreciation and amortization	324,074	303,869
Other assets	113,295	121,346

Total assets	$3,478,369	$17,427,637

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,915,184	$1,036,444
Accrued commission on private placement	—	1,645,400
Accrued expenses and other current liabilities	692,915	1,110,341

Total current liabilities	2,608,099	3,792,185

Commitments
Stockholders' equity:
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 53,549,614 and 53,500,448 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	535,496	535,004
Additional paid-in capital	23,820,185	23,996,851
Subscriptions receivable	—	(1,250,000)
Accumulated deficit	(23,485,411)	(9,646,403)

Total stockholders' equity	870,270	13,635,452

Total liabilities and stockholders' equity	$3,478,369	$17,427,637

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007 (Restated)	2006 (Restated)	2007 (Restated)	2006 (Restated)
Revenues:
Live and television events:
Advertising—sponsorships	$74,178	$234,310	$141,224	$234,310
Live events—box office receipts	891,721	127,142	1,405,563	127,142
Television rights	672,500		882,500
Branded merchandise	34,831	1,342	54,302	1,342

Total revenues	1,673,230	362,794	2,483,589	362,794

Costs of revenues:
Live and televised events:
Advertising—sponsorships	22,274	102,280	55,308	102,280
Live events costs	6,403,309	1,513,422	12,002,286	1,513,422
Branded merchandise	16,682	680	24,425	680

Total costs of revenues	6,442,265	1,616,382	12,082,019	1,616,382

Selling, general and administrative expenses	2,164,012	504,773	4,442,946	1,069,963

Stock-based compensation expense	14,469	15,546	29,677	25,128

Operating loss	(6,947,516)	(1,773,907)	(14,071,053)	(2,348,679)

Other income (expense):
Dividend expense	—	(45,167)	—	(72,617)
Interest expense	(928)	—	(2,094)	—
Interest income	71,644	11,248	234,139	22,771

Total other income (expense)	70,716	(33,919)	232,045	(49,846)

Net loss	$(6,876,800)	$(1,807,826)	$(13,839,008)	$(2,398,525)

Net loss per common share—basic and diluted	$(0.13)	$(0.10)	$(0.26)	$(0.14)

Weighted average number of common shares outstanding—basic and diluted	53,543,351	18,582,722	53,522,018	17,556,052

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net loss	$(13,839,008)	$(2,398,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,838	4,991
Stock-based compensation expense	29,677	25,128
Changes in operating assets and liabilities:
Accounts receivable	(122,519)	(203,459)
Merchandise inventory	(71,136)	—
Prepaid expenses	58,383	(8,581)
Accounts payable	878,740	391,125
Accrued expenses and other current liabilities	(627,628)	185,579

Net cash used in operating activities	(13,639,653)	(2,003,742)

Cash flows from investing activities:
Payment (repayment) of security deposits	8,051	(2,500)
Purchase of property and equipment	(74,043)	(41,190)

Net cash used in investing activities	(65,992)	(43,690)

Cash flows from financing activities:
Receipt of subscription receivable	1,250,000	—
Issuance of common stock from exercise of stock options	4,351	—
Issuance of Series A preferred stock	—	2,525,000
Payment of accrued commission on private placement	(1,645,400)	—
Conversion of investor advances to Series A preferred stock	—	(1,175,000)

Net cash (used in) provided by financing activities	(391,049)	1,350,000

Net decrease in cash and cash equivalents	(14,096,694)	(697,432)
Cash and cash equivalents at beginning of period	16,623,159	1,136,960

Cash and cash equivalents at end of period	$2,526,465	$439,528

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

NOTE 1A—RESTATEMENT

        The Company has restated its consolidated financial statements, as previously reported in its Form 10-Q for the three months ended June 30, 2007, for the error described below. In November 2007, management discovered a misstatement related to its treatment of television rights revenue and related direct costs for its arrangement with Fox Sports Net ("FSN"). The Company gave up its exclusive right to telecast in return for airtime to broadcast its mixed martial arts events. Since no cash changed hands, the Company accounted for the transaction as a barter transaction under APB 29 as amended by SFAS 153, and recorded the revenues and cost of revenues at an amount the Company estimated to be the fair value. The Company has decided to change its accounting treatment and will recognize revenue or offsetting distribution costs for its barter transaction with FSN based upon its recorded value of its television rights of $0, which will result in $0 revenue and $0 distribution fee expense for the FSN transaction. This annual report reflects this change, and the Company will be restating any prior financial statements that are affected by this change. The impact will not affect the Company's reported net loss, net loss per common share or cash flows. The amount of television revenue and distribution fees related to the FSN arrangement previously reported in the Company's financial statements are: $1,375,000 for the year ended December 31, 2006; $750,000 for the three-months ended March 31, 2007; $1,000,000 and $1,750,000 for the three and six month periods ended June 30, 2007; and $375,000 for the three and six month periods ended June 30, 2006.

        The following is a reconciliation of the consolidated statements of operations as previously reported in the Company's Form 10-Q for the three months ended June 30, 2006, filed on August 14, 2007, to the consolidated statement of operations as reported in the accompanying consolidated financial statements included in the Company's Form 10-Q/A:

	"As Previously Reported" Three Months Ended June 30, 2007	Adjustments	"As Restated" Three Months Ended June 30, 2007
Television rights	$1,672,500	$(1,000,000)	$672,500
Total revenues	$2,673,230	$(1,000,000)	$1,673,230
Distribution fees	$1,000,000	$(1,000,000)	$—
Total cost of revenues	$7,442,265	$(1,000,000)	$6,442,265
Selling, general and administrative expenses	$2,164,012	$—	$2,164,012
Stock-based compensation expense	$14,439	$—	$14,439
Operating loss	$(6,947,516)	$—	$(6,947,516)
Other income (expense), net	$70,716	$—	$70,716
Net loss	$(6,876,800)	$—	$(6,876,800)
	"As Previously Reported" Six Months Ended June 30, 2007	Adjustments	"As Restated" Six Months Ended June 30, 2007
Television rights	$2,632,500	$(1,750,000)	$882,500
Total revenues	$4,233,589	$(1,750,000)	$2,483,589
Distribution fees	$1,750,000	$(1,750,000)	$—
Total cost of revenues	$13,832,019	$(1,750,000)	$12,082,019
Selling, general and administrative expenses	$4,442,946	$—	$4,442,946
Stock-based compensation expense	$29,677	$—	$29,677
Operating loss	$(14,071,053)	$—	$(14,071,053)
Other income (expense), net	$232,045	$—	$232,045
Net loss	$(13,839,008)	$—	$(13,839,008)

	"As Previously Reported" Three Months Ended June 30, 2006	Adjustments	"As Restated" Three Months Ended June 30, 2006
Television rights	$375,000	$(375,000)	$—
Total revenues	$737,794	$(375,000)	$362,794
Distribution fees	$375,000	$(375,000)	$—
Total cost of revenues	$1,991,382	$(375,000)	$1,616,382
Selling, general and administrative expenses	$504,773	$—	$504,773
Stock-based compensation expense	$15,546	$—	$15,546
Operating loss	$(1,773,907)	$—	$(1,773,907)
Other income (expense), net	$(33,919)	$—	$(33,919)
Net loss	$(1,807,826)	$—	$(1,807,826)
	"As Previously Reported" Six Months Ended June 30, 2006	Adjustments	"As Restated" Six Months Ended June 30, 2006
Television rights	$375,000	$(375,000)	$—
Total revenues	$737,794	$(375,000)	$362,794
Distribution fees	$375,000	$(375,000)	$—
Total cost of revenues	$1,991,382	$(375,000)	$1,616,382
Selling, general and administrative expenses	$1,069,963	$—	$1,069,963
Stock-based compensation expense	$25,128	$—	$25,128
Operating loss	$(2,348,679)	$—	$(2,348,679)
Other income (expense), net	$(49,846)	$—	$(49,846)
Net loss	$(2,398,525)	$—	$(2,398,525)

NOTE 2—LIQUIDITY

        Since inception, the Company has incurred losses and has an accumulated deficit of $23.5 million at June 30, 2007. During 2006, the Company raised $2.5 million from the issuance of preferred stock (which was converted to common stock at the time of the Merger) and received $22.2 million in net proceeds from the sale of common stock in a private placement. At June 30, 2007, the Company's cash balance was $2.5 million. In August 2007, the Company completed another private placement from which the Company received $11.7 million in net proceeds (see Note 11—Subsequent Event).

        Based upon management's current forecast of future revenues and expenses, the Company believes its cash resources will likely be sufficient to fund operations into the second quarter of 2008. This assumes that the Company's live event expenses continue to decrease as a result of the Company's increased production efficiencies and that the Company realizes additional cash from the following: (i) the distribution of IFL mixed martial arts content via DVD, electronic sell through and similar media pursuant to our letter of intent with Warner Home Video; (ii) the distribution of programming internationally pursuant to our exclusive relationship with Alfred Haber Distribution, Inc.; (iii) the continuation of television rights consistent with terms contemplated by the Letter of Intent with the Fox Entities (see Note 8); and (iv) an increase in sponsorship and licensing revenue. The Company is also evaluating the profitability of other revenue sources, such as franchise or team sales, digital rights and pay-per-view broadcasts. If the Company can successfully generate revenue from additional sources, the Company's cash resources could last beyond the second quarter of 2008. There can be no assurance, however, that the Company will generate sufficient cash from any of such sources or continue to realize decreases in its live event expenses. If the Company is not able to generate sufficient cash from operations or if the Company is unable to secure sufficient debt or equity financing for operations, the Company will experience a cash shortage, the effect of which could result in the discontinuance of operations. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

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

        At June 30, 2007, the Company's common stock equivalents include stock options outstanding for 2,088,031 shares of our common stock and warrants exercisable for 1,288,987 shares of our common stock. These common stock equivalents are not included in the diluted EPS calculations because the effect of their inclusion would be anti-dilutive or would decrease the loss per common share.

NOTE 4—INCOME TAXES

        On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109" ("FIN 48"). As of January 1 and June 30, 2007, there were no unrecognized tax benefits. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was not change to this balance at June 30, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position, results of operations and cash flows.

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

        During the year ended December 31, 2006, the Company adopted the new 2006 Equity Incentive Plan (the "Plan"), which permits the grant of share options and other forms of share-based awards to its employees, directors and service providers for up to 5,000,000 shares of the Company's common stock. Option awards generally vest based on 3 years of continuous service and have 10-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). As part of the Merger (see Note 1), in exchange for options to purchase 1,865,000 shares of Old IFL common stock, we issued to the holders thereof options to purchase an aggregate of 1,925,376 shares of our common stock under the Plan which has substantially the same terms and conditions as the Old IFL options.

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

NOTE 7—COMMITMENTS

        In April 2007 the Company entered into an agreement with one of its executive officers under which the Company is obligated to make special payments and provide benefits subsequent to the effective date of the executive's resignation (see Note 9).

NOTE 8—TELEVISION RIGHTS AGREEMENTS

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

NOTE 9—ARRANGEMENTS WITH CERTAIN OFFICERS

        On April 2, 2007, we entered into an agreement and general release (the "Original Agreement"), pursuant to which Salvatore A. Bucci, our Chief Financial Officer, Executive Vice President and

Treasurer voluntarily resigned effective at the close of business on June 30, 2007 (the "Separation Date"). Mr. Bucci was to continue to serve as our Chief Financial Officer, Executive Vice President and Treasurer and as one of our directors through the Separation Date. As provided for under the Original Agreement we paid Mr. Bucci his regular gross salary plus benefits and reimbursed Mr. Bucci for out-of-pocket expenses incurred by him in connection with the performance of his duties and obligations. The Original Agreement had also required us to make a one-time payment of $40,000 to Mr. Bucci on June 29, 2007 and that we pay Mr. Bucci six monthly payments of $15,000 from July to December 2007.

        On June 19, 2007, the Company and Mr. Bucci amended the Original Agreement by entering into an Amended and Restated Agreement and General Release (the "Amended Agreement"). Under the Amended Agreement, Mr. Bucci will continue in his positions of Chief Financial Officer, Executive Vice President and Treasurer of the Company through September 30, 2007, unless the Company requests Mr. Bucci to resign before that date. Mr. Bucci will be paid a salary of $20,000 per month from July 1 to September 30, 2007, regardless of whether Mr. Bucci's resignation becomes effective prior to September 30, 2007. Further, in lieu of the one-time payment of $40,000 due to Mr. Bucci on June 29, 2007 and the six monthly payments of $15,000 that were payable from July to December 2007, Mr. Bucci was paid one special payment of $60,000 on June 29, 2007 and is to receive a second special payment of $70,000 on September 28, 2007. The Company also made a $10,000 payment directly to Mr. Bucci's law firm for services rendered to Mr. Bucci in connection with these agreements. The remaining terms of the Original Agreement are substantially unchanged.

        Mr. Bucci served as a director of the Company until the June 28, 2007 annual stockholders meeting, at which time he resigned from the board.

NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued FAS 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. FAS 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of FAS 157 will change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of FAS 157 but does not expect that it will have a material impact on its condensed consolidated interim financial statements.

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, "Materiality," when evaluating the materiality of misstatements.

SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 108 will have on its condensed consolidated interim financial statements.

        In February 2007, the FASB issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial instruments at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of FAS 159 on its condensed consolidated interim financial position and results of operations.

NOTE 11—SUBSEQUENT EVENT

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

Our Company

        We are the world's first professional mixed martial arts (or MMA) sports league. In MMA matches, athletes combine a variety of fighting styles, such as boxing, judo, jiu jitsu, karate, kickboxing, muy thai, tae kwon do and/or wrestling, in each fight. Our business was founded in 2005 to organize, host and promote live and televised MMA sporting events and to capitalize on the growing popularity of MMA in the United States and around the world. At the core of our business are our twelve MMA teams, which comprise some of the world's most highly regarded athletes and coaches. Our sporting events typically showcase four teams, in two-team match-ups, with athletes competing in one-on-one matches across five weight divisions. These events create a body of television programming content that we currently distribute through an arrangement with both Fox Sports Net ("FSN"), a national sports cable network available to over 80 million households across the U.S., MyNetworkTV, Inc. ("MNTV"), a broadcast network available to over 100 million homes across the U.S., and internationally through our arrangement with Alfred Haber Distribution, Inc., an international distributor of U.S. television programming. We earn revenue from live event ticket sales, sponsorships and promotions and licensing of our intellectual property. We have held sixteen live events, the first of which took place during the second quarter of 2006, the first period in which we recognized revenues.

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

        During the first quarter of 2007, we launched our first full season, which consisted of a nine event regular season, which concluded in the second quarter, plus a two event post-season, which will occur in the third quarter. In addition, during the fourth quarter of 2007, we will hold our "grand prix," a two event tournament in which the four top athletes in each weight class will compete for the title belt to be awarded to the champion of each weight class.

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

        Revenues for the three and six months ended June 30, 2007 were $1.7 million and $2.5 million, respectively. During 2006, revenues for the comparable periods were $363,000. The principal components of revenue for the referenced periods in 2007 and 2006, respectively, include:

  •
  television rights of $.7 million and $.9 million, respectively, during the three and six months ended June 30, 2007, consisting of and $683,000 and $883,000, respectively, relating to our agreement with MNTV.

  •
  box office receipts and related revenue of $892,000 and $1.4 million, respectively, during the three and six month periods ended June 30, 2007 as compared to $127,000 during 2006; and

  •
  sponsorships of $74,000 and $141,000, respectively, during the three and six month periods ended June 30, 2007 as compared to $234,000 during 2006.

        During 2006, IFL entered into agreements with National Sports Programming, owner and operator of Fox Sports Net ("FSN"). The agreements with FSN granted FSN exclusive rights to broadcast episodes of IFL's 2006 events through June 30, 2007. In January 2007, we entered into a Letter of Intent with Fox Cable Networks, Inc. ("Fox") and MyNetworkTV, Inc. ("MNTV" and, together with Fox, the "Fox Entities") (the "Letter of Intent"), which set forth certain terms and conditions under which the Fox Entities and IFL proposed to create, promote and distribute IFL MMA content. Under the proposed terms, FSN would retain exclusive distribution rights to all IFL regular season, playoff and championship events. The provision of the Letter of Intent relating to FSN provides that there shall be no payment of any distribution fee by IFL to FSN (see Note 1A). The provision of the Letter of Intent relating to the broadcasts on MNTV provide for MNTV to pay IFL $50,000 for each initial telecast, $20,000 for each second telecast and $12,500 for each third telecast. During the second quarter ended June 30, 2007, MNTV broadcast nine first run telecasts, seven second run telecasts and five third run telecasts. During the six months ended June 30, 2007, MNTV broadcast twelve first run telecasts, ten second run telecasts and five third run telecasts.

        During the three and six months ended June 30, 2007, costs of revenues were $6.4 million and $12.1 million, respectively. During 2006, costs of revenues for the comparable periods were $1.6 million. The principal components of costs of revenues for the referenced periods consists of the following:

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

Future Capital Requirements

        Since inception, our MMA operations have incurred losses, and we have funded these operating deficits through proceeds of $2.5 million from the 2006 issuance of preferred stock and from net proceeds of approximately $22.2 million from our December 2006 private placement. During August 2007, we completed a second private placement, from which we received net proceeds of approximately $11.7 million. Based upon management's current forecast of future revenues and expenses, the Company believes its cash resources will likely be sufficient to fund operations into the second quarter of 2008. This assumes that the Company's live event expenses continue to decrease as a result of the Company's increased production efficiencies and that the Company realizes additional cash from the following: (i) the distribution of IFL mixed martial arts content via DVD, electronic sell through and similar media pursuant to our letter of intent with Warner Home Video; (ii) the distribution of programming internationally pursuant to our exclusive relationship with Alfred Haber Distribution, Inc.; (iii) the continuation of television rights consistent with terms contemplated by the Letter of Intent with the Fox Entities (see Note 8); and (iv) an increase in sponsorship and licensing revenue. The Company is also evaluating the profitability of other revenue sources, such as franchise or team sales, digital rights and pay-per-view broadcasts. If the Company can successfully generate revenue from additional sources, the Company's cash resources could last beyond the second quarter of 2008. There can be no assurance, however, that the Company will generate sufficient cash from any of such sources or continue to realize decreases in its live event expenses. If the Company is not able to generate sufficient cash from operations or if the Company is unable to secure sufficient debt or equity financing for operations, the Company will experience a cash shortage, the effect of which could result in the discontinuance of operations. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

Changes in Directors and Officers

        On April 2, 2007, and as amended on June 19, 2007, we entered into agreements pursuant to which Salvatore A. Bucci, our Chief Financial Officer, Executive Vice President and Treasurer voluntarily resigned effective at the close of business on September 30, 2007 (the "Separation Date"). Mr. Bucci is to continue to serve as our Chief Financial Officer, Executive Vice President and Treasurer through the Separation Date (see Note 9 to the Condensed Consolidated Financial

Statements included in this report). Mr. Bucci resigned as one of our directors upon the election of directors at the annual meeting of stockholders on June 28, 2007.

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

Critical Accounting Policy

        For the three months ended June 30, 2007, we made one significant change to our critical accounting policies as identified in our Annual Report on Form 10-K/A for the year ended December 31, 2006 for revenue recognition for our television rights related to our arrangement with FSN. See Note 2 to the condensed consolidated financial statements in this report.

        We previously recognized revenue under our television distribution agreements with FSN as a barter transactions in accordance with FAS 153 "Exchange of Nonmonetary Assets," an amendment of "APB Opinion No. 29" because there is no exchange of cash between us and FSN relating to the broadcast of our programs. We recognized television rights revenue and corresponding charges to costs of revenue for this arrangement with FSN based upon what management believed was the fair value of the air time for our broadcast on FSN, for which we did not pay any fees to FSN. We have changed our accounting policy and only recognized revenue for television rights to the extent we are paid (or expect to be paid) in cash or other monetary assets, and recognize distribution fee expense only to the extent we are obligated to make payments.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Not Applicable.

Item 1A.    Risk Factors

        Aside from the risk factor(s) noted below, there have been no material changes to the risk factors previously disclosed in "Risk Factors" under Item 1A, Part I of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2006 or Item 1A, Part II of the Company's Quarterly Report on Form 10-Q/A for the three months ended March 31, 2007.

  On January 15, 2007, International Fight League, Inc. ("IFL" or the "company") entered into a binding letter of intent (the "Letter of Intent") with Fox Cable Networks, Inc. and MyNetworkTV, Inc. (collectively, the "Fox Entities") which sets forth certain terms and conditions under which the company and the Fox Entities propose to create, promote and distribute IFL mixed martial arts content through a three-tier television and new media programming alliance. The Letter of Intent contains provisions requiring good faith negotiation of definitive agreements and exclusive negotiation by the company. These terms originally expired on March 15, 2007 and were extended several times, the latest through May 31, 2007, but have not been extended beyond that date. Accordingly, the parties are no longer obligated to negotiate definitive documents, nor is the company bound by the exclusive negotiation terms contained in the Letter of Intent. Notwithstanding this expiration, the company and the Fox Entities are continuing to negotiate definitive agreements with respect to television distribution and are continuing to telecast IFL programs. However, no assurance can be given that definitive agreements will be executed, and either party can terminate the negotiations at any time for any reason or no reason. Furthermore, the Fox Entities are requesting customary cancellation and cutback rights for the TV distribution agreements. In that case, the Fox Entities could cancel broadcasting IFL programming at anytime, regardless of term of the television broadcast distribution agreements.

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

        The following are all of our unregistered sales of our equity securities during the quarter ended June 30, 2007:

  •
  On June 1, 2007, we issued a warrant to purchase 160,000 shares of our common stock at an exercise price of $1.25 per share, with an expiration date of April 2, 2012, in a private placement exempt under Section 4(2) of the Securities Act of 1933 (the "Securities Act"). The warrant was issued in consideration of consulting services provided to the Company. No cash consideration was received by the Company and no underwriters were involved in this transaction.

  •
  Throughout the quarter, we issued 49,166 shares of our common stock upon the exercise of stock options issued under our 2006 Equity Incentive Plan (the "Plan"). The total cash compensation received was $4,350 and was used for general corporate purposes. The Company has not yet registered shares issued under the Plan pursuant to the Securities Act, and therefore these transactions were completed as a private placement exempt under Section 4(2) of the Securities Act of 1933. No underwriters were involved in the transactions.

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

	Votes For	Votes Withheld
Jeffrey M. Jagid	29,846,304	22,983
Kurt Otto	29,846,304	22,983
Gareb Shamus	29,845,238	24,049
Kevin Waldman	29,845,118	24,169
	For	Against	Abstain	Broker Non-Vote
Board of Directors' proposal to ratify appointment of Rothstein, Kass & Company, P.C. as independent accountants	29,830,493	24,168	14,624
Board of Directors' proposal to approve an amendment to the certificate of incorporation to increase the number of authorized shares of common stock the Company is authorized to issue from 75 million to 150 million.	28,647,067	270,811	644	950,765

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

Item 6.    Exhibits

        See Exhibit Index on page 25 for a description of the documents that are filed as Exhibits to this report on Form 10-Q/A or incorporated by reference herein.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL FIGHT LEAGUE, INC.
By:	/s/ Michael C. Keefe Michael C. Keefe Executive Vice President Acting Principal Financial Officer

Date: December 6, 2007

EXHIBIT INDEX

Exhibits
3.1(i)	Certificate of Amendment to the Registrant's Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on June 28, 2007 (filed with original Form 10-Q).
3.1(ii)	Amended and Restated By-Laws of the Registrant (incorporate by reference to Exhibit 3.1(ii) of Registrant's Form 8-K filed on May 22, 2007).
4.1	Warrant, dated June 1, 2007, issued to consultant to Registrant (filed with original Form 10-Q).
4.2	Form of Coach's Warrant (filed with original Form 10-Q).
10.1
Amended and Restated Agreement and General Release, dated June 19, 2007, between Salvatore A. Bucci and International Fight League, Inc. (incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K filed June 22, 2007).
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