Form 10-K
period 2007-12-31
International Fight League, Inc.
filed 2008-04-15
CIK 885475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-21134

International Fight League, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	04-2893483
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

424 West 33rd Street, Suite 650 New York, New York	10001 (ZIP Code)
(Address of Principal Executive Offices)

(Registrant’s telephone number, including area code)
212.356.4000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of class
Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 29, 2007, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, was approximately $21,921,251 (based on the last sale price of such stock on such date as reported by the OTC Bulletin Board and assuming, for the purpose of this calculation only, that all of the registrant’s directors, executive officers and 5% or greater stockholders were affiliates).

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share as of April 9, 2008, was 79,058,509.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I

Item 1 —	Business

Overview

We are a sports entertainment company that uses our professional mixed martial arts (“MMA”) sports league, known as the “International Fight League” or the “IFL,” as a platform to generate revenues from spectator attendance at live events, broadcast of television programming, sponsorships and licensing. Our business was founded in 2005 to organize, host and promote live and televised MMA sporting events and to capitalize on the growing popularity of MMA in the United States and around the world. In 2006 and 2007 our league centered around our teams, which included some of the world’s most highly regarded MMA athletes and coaches. In 2006 and 2007, our sporting events typically showcased four teams, in two-team match-ups, with athletes competing in one-on-one matches across five weight divisions. Our 2007 season consisted of nine regular season events, followed by a two round playoff for the league champion and then a two round “Grand Prix” tournament, in which our top athletes competed for title belts in various weight classes. At the conclusion of this Grand Prix tournament, we had belt holders for six different weight divisions.

We have changed our format for 2008. Rather than retain the team format, we have migrated to a camp format, with championship fights. Our previous teams were identified with a city or geographic region, along with a team name and logo. However, many of the teams never fought in their geographic region and were not recognized by MMA fans. By switching to the camps, we believe we can capitalize on some of the legends of MMA who are our coaches, by having their own gyms or camps compete against each other. We believe that MMA fans are familiar with these camps and this format will result in more natural match-ups that will enhance the attraction of spectators and viewers. We are also keeping our camp format “open,” meaning camps which are not regular members of the league can compete at an event to challenge one of the league’s camps or another challenging camp. Furthermore, under our previous league structure, every team match required an athlete from each team to compete in each of the five weight divisions. Beginning in 2008, we will work with the camps to determine the best athletes and best match-ups, and we will not require a fight in every weight class if some of the weight classes do not present good match-ups or a camp does not have a talented athlete in a particular weight division. Overall, we believe this new league format will provide us with more flexibility to determine the best match-ups that will result in the best, most competitive fights. In addition, now that we have belt holders, we plan to have two or three title fights at each event. This open format may also provide opportunities for us to co-promote MMA events with other promoters or organizations. Overall, we believe these changes will provide for much more entertaining and exciting events, which we believe should ultimately increase attendance at the live events and increase our television viewership. This should, in turn, increase our potential for sponsorship and licensing revenue

MMA is a sport that is growing in popularity around the world. In MMA matches, athletes combine a variety of fighting styles, such as boxing, judo, jiu-jitsu, karate, kickboxing, muy thai, tae kwon do and/or wrestling, in each fight. Typically, MMA sporting events are promoted either as championship matches or as vehicles for well-known individual athletes. Professional MMA competition conduct is regulated primarily by rules implemented by state athletic commissions and is currently permitted in about 37 jurisdictions. To foster athlete safety and a broader acceptance of the sport, we have established our own rules of conduct, including bans on certain dangerous moves, such as elbow strikes to an opponent’s head, placing more emphasis on the sport and competition.

Our mission is to create wide spread interest in our league so that we can develop a strong following from not only MMA fans but also fans of sports and action programming and events, as well as the public in general. We are particularly targeting the male audience, ages 18 to 34. We believe as our popularity grows, including the viewership of our television programming, we can generate increased revenue from ticket sales at live events, television rights fees, sponsorship and promotion fees from companies and advertisers targeting our primary market, sales of DVDs or other video formats of our events, and licensing of our brand name and other intellectual property on apparel and merchandise. Our uniqueness is derived from our camp-based league structure. The league format enables us to announce events several months in advance, enabling fans, sponsors and athletes to plan for events, which is a new concept for MMA.

We earn revenue from live event ticket sales, sponsorships and promotions and licensing of our intellectual property. In addition, our live events create a body of television programming content that we can distribute for television viewing in the U.S. and internationally and can be compiled and edited for sales of DVDs or other videos. We have held over 20 live events, the first of which took place during the second quarter of 2006, the first period in which we recognized revenues. During the year ended December 31, 2007, we recognized a net loss of approximately $21.3 million.

We believe that the camp-based approach to MMA gives us an advantage because we are not dependent on a single athlete’s success and have the ability to build the popularity of individual athletes as well as the camps and the league in general.

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

Liquidity

Since the inception of our business in 2005, we have incurred significant losses and only began generating revenue during the second quarter of 2006. Through December 31, 2007, we have generated net losses of $31 million.

Our ability to become profitable depends on our ability to generate and sustain substantially higher revenue while maintaining reasonable expense levels. Although we are reducing our expenses, these efforts may not be sufficient and may adversely impact our brand or fan, sponsor and merchandising interest. We expect that our revenues from operations will be insufficient to meet our projected expenses beyond the third quarter of 2008, unless we are able to increase our revenues and our profitability. We are exploring various alternatives to increase our profitability, such as a strategic alliance or relationship with a significant sports, entertainment or media organization or another significant entity interested in promoting MMA and/or exploiting our digital rights. Unless we can successfully increase our revenues (in excess of the costs we incur to generate these revenues) or our profitability, we will need raise additional capital through equity or debt financings by the end of the second quarter or in the early part of the third quarter of 2008. Such capital may not be available, or, if it is available, may not be available on terms that are acceptable to us. If we are unable to raise sufficient additional capital on acceptable terms or achieve profitability in the near-term, we will likely have a cash shortage which would disrupt our operations, have a material adverse effect on our financial condition or business prospects and could result in us being unable to continue our operations.

Corporate History

From our incorporation in 1985 through 1999, we operated under the name Procept, Inc., as a biotechnology company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. During 1999, our principal efforts were devoted to drug development and human clinical trials focusing on two biotechnology compounds, PRO 2000 Gel and O6-Benzylguanine. During fiscal 2000, we closed our research facilities and out-licensed PRO 2000 Gel and O6-Benzylguanine, which had been under development by us for several years. In September 2004, we transferred all of our rights, title and interest in PRO 2000 Gel pursuant to an option duly exercised by our sublicensee, and in March 2005, we assigned all of our rights, interests and obligations in O6-BG Benzylguanine.

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

From 2001 until the Merger (as described below), we had been engaged in seeking business opportunities to maximize value for our stockholders.

On November 29, 2006, we acquired International Fight League, Inc., which at the time was a privately held Delaware corporation (“Old IFL”), by a merger (the “Merger”) among us, Old IFL and our wholly owned subsidiary we formed for purposes of the Merger (“Merger Sub”). Old IFL was organized as a New Jersey limited liability company in 2005 and reincorporated as a Delaware corporation in January 2006. Pursuant to the Merger, Old IFL merged with our Merger Sub, with Old IFL being the surviving corporation and becoming our wholly owned subsidiary. Immediately following the Merger, we changed our name to International Fight League, Inc., and Old IFL changed its name from International Fight League, Inc. to IFL Corp. and continued to operate the business of organizing and promoting a mixed martial arts sports league. We operate as a holding company for IFL Corp. and the MMA business.

Immediately prior to the Merger, we completed a 1-for-20 reverse stock split of our common stock (the “Reverse Stock Split”). Except as otherwise specified herein, all references herein to share amounts of our common stock reflect the reverse stock split. Upon the closing of the Merger, all of the pre-Merger Paligent and Old IFL directors became our directors. As part of the Merger, we also adopted the International Fight League, Inc. 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) under which all of the options to purchase shares of common stock of Old IFL outstanding prior to the Merger were converted into options to purchase shares of common stock of IFL.

As a result of the Merger, the former stockholders of Old IFL became holders of our common stock, and holders of Old IFL options became holders of options to acquire shares of our common stock. We issued 30,872,101 shares of our common stock to the former stockholders of Old IFL in exchange for all of the issued and outstanding shares of Old IFL. We also exchanged, as part of the Merger, options to purchase 1,865,000 shares of Old IFL common stock for options to purchase 1,925,376 shares of our common stock under our 2006 Equity Incentive Plan having substantially the same terms and conditions as the Old IFL options.

Following the reverse stock split and the Merger, there were 32,496,948 shares of Old IFL common stock outstanding, of which the pre-Merger stockholders of Paligent owned approximately 5% and the pre-Merger stockholders of Old IFL owned approximately 95%. As a result, Old IFL has been treated as the acquiring company for accounting purposes. The Merger has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States of America. Reported results of operations of the combined group issued after completion of the transaction will reflect Old IFL’s operations.

Immediately after the Merger, we issued an additional 1,627,500 shares of common stock to Richard J. Kurtz, Paligent’s principal stockholder before the Merger, in exchange for $651,000 of indebtedness we owed him.

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

Recent Management Changes

During 2007, we underwent significant changes in our management and Board of Directors. At the time of the Merger, Richard Kurtz and Michael Molnar were our outside directors. Mr. Kurtz resigned from the Board in April 2007 and Michael Molnar decided not to stand for re-election at our annual stockholders meeting in June 2007. In May 2007, Jeffrey M. Jagid joined our Board, followed by Kevin Waldman in June 2007.

At the time of the Merger, our Board also consisted of Gareb Shamus, who served as our Chairman and Chief Executive Officer, Salvatore A. Bucci, who also served as our Executive Vice President, Chief Financial Officer and Treasurer, and Kurt Otto, our Commissioner. Mr. Bucci did not stand for re-election as a director at the June 2007 annual stockholders meeting and resigned from the Company on September 30, 2007. Mr. Shamus resigned as Chairman and Chief Executive Officer in November 2007 and resigned from the Board in December 2007.

In January 2007, Joel Ehrlich joined us as the President of Sales and Chief Marketing Officer and in June 2007, resigned from the Company. In March 2007, Michael C. Keefe joined us as the President, Legal and Business Affairs, and subsequently became our Executive Vice President, General Counsel, Corporate Secretary and Acting Chief Financial Officer. In September 2007, Jay Larkin joined us as the President and Chief Operating Officer, and became our President and Interim Chief Executive Officer in November 2007 upon Mr. Shamus’ resignation. For more information about or changes in our Board of Directors and management, see Part III, “Item 10 — Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K.

Market Opportunity

Mixed Martial Arts

MMA is a sport that is growing in popularity around the world. MMA athletes combine a variety of fighting styles, such as boxing, judo, jiu-jitsu, karate, kickboxing, muy thai, tae kwon do and/or wrestling in each match. Typically, MMA sporting events are promoted either as championship matches or as vehicles for well-known individual athletes. MMA is currently permitted in approximately 37 jurisdictions with competition conduct regulated primarily by rules implemented by state athletic commissions, similar to professional boxing. Athletes win individual matches by knockout, technical knockout (referee or doctor stoppage), submission, or judges’ decision. Scoring for a judges’ decision is conducted by a panel of three judges provided by the relevant state athletic commission, using a ten-point system similar to the scoring system used in boxing. Referees attending matches are also provided by the relevant state athletic commission and are qualified to referee at a MMA competition. During fights, which typically consist of three four-minute rounds (with title belt fights often being five four-minute rounds), referees strictly enforce the rules of conduct for the relevant state’s athletic commission and those required by the organization promoting the event.

The Ultimate Fighting Championship, or the UFC, is the largest MMA promoter in the U.S. UFC began hosting events in 1995 and currently promotes roughly 10 major events yearly that draw sizable live audiences. The remainder of the MMA industry is highly fragmented with a variety of promoters and organizations hosting events across the country and globally. Typically, events are promoted on a fight-by-fight basis with little to no guidance about the timing of future events, similar to boxing.

Historically, MMA events were broadcast in the United States only through pay-per-view arrangements. MMA events were broadcast for the first time on free cable television in 2004. Spike TV, a cable television broadcaster, is currently broadcasting the fourth season of a popular reality television program, “The Ultimate Fighter,” based on MMA training and competitions. Our events began airing on Fox Sports Net (“FSN”) in 2006 and on another Fox network, MyNetworkTV, in 2007. In addition, we understand that competing MMA promoters have continued to grow the pay-per-view audience for their MMA events as well as their presence on broadcast and basic cable television. In Japan, live MMA sporting events promoted by competitors routinely sell tens of thousands of seats, are broadcast on major Japanese television networks, and appear on pay-per-view and home video throughout the rest of the world. MMA events in the United States now generate attendance and pay-per-view audiences similar to professional boxing and wrestling.

The talent pool for MMA athletes is growing rapidly as there are thousands of martial arts focused training schools in the United States. It is estimated that there are millions of martial arts practitioners, including high school and college wrestling participants, in the United States alone. In addition, MMA is truly a global sport with many foreign athletes competing in U.S.-based events, and many U.S. athletes competing in international organizations. Many U.S MMA athletes begin their careers after successfully competing in wrestling, martial arts, kickboxing, or other related sports. Training schools such as Miletich’s Fighting System, led by former UFC Champion and current IFL coach Pat Miletich, Team Quest, led by top ranked middleweight and current IFL coach Matt Lindland, and the Renzo Gracie Jiu Jitsu, New York City, led by the legendary Renzo Gracie, serve as a major pipeline for MMA talent and the IFL specifically, seeking to attract interest from professional MMA athletes.

International Fight League

Through our subsidiary, IFL Corp., we operate the International Fight League, a MMA league which we promote to generate revenue from live events, broadcasts of television programming, sponsorships and licensing. We were founded in 2005 to organize, host and promote live and televised mixed martial arts sporting events and to capitalize on the growing popularity of mixed martial arts in the United States and around the world. We believe that our camp approach to mixed martial arts gives us an advantage in that our success will not depend on a single athlete’s success. In addition, by working with recognized camps and holding scheduled events on a regular basis, our league-based model focuses on gaining substantial sponsorship, promotion and marketing opportunities as we develop our market presence and brand awareness.

We had our first event in 2006 and launched our first full season in 2007. Our live events and television programming are directed at 18- to 49-year-old males, with a core target audience of 18- to 34-year-old males. We believe that our operations are unique compared to those of other MMA event promoters in many ways, including:

•	our sporting events are held in an over-sized, five-rope boxing ring rather than a cage, which we believe to be the most conducive environment for the athletes, fans and television production;

•	we announce events in advance, which enables marketers, sponsors, broadcasters, fans and the camps to plan accordingly;

•	to foster athlete safety and a broader acceptance of the sport, we have established our own rules of conduct, including bans on certain dangerous moves, such as elbow strikes to an opponent’s head, placing more emphasis on the sport and competition; and

•	we have granted coaches options to purchase our common stock, which aligns their interests with those of our stockholders.

Strategy

Our objective is to use our MMA league to produce and promote live and televised MMA sporting events and to market our content and brands around the world. We seek to build multiple revenue streams much like other professional sports leagues. Key elements of our strategy are to:

•	produce high quality live events, branded programming and consumer products for distribution;

•	expand existing television distribution relationships and develop broader distribution arrangements for branded programming worldwide;

•	increase the licensing of IFL branded products through distribution channels;

•	expand our Internet operations to further promote the IFL brand and to develop additional sources of revenue; and

•	form strategic relationships with other sports, media, and entertainment companies to further promote the IFL brand and products.

Operations, Sales and Marketing

Our operations are centered on the following three business components:

•	Live and televised entertainment, which consists of live events in arenas and the distribution of our content on free basic cable television in the U.S. and international television;

•	Sponsorships and promotions, which consists of sponsorships for live events and televised productions and related promotional opportunities; and

•	Branded merchandise, which consists of the licensing and marketing of our intellectual property.

Live and Televised Entertainment

Live MMA events are the cornerstone of our business, and provide content for our television programming. We have broadcasted our events in the United States through FSN and MyNetworkTV, Inc. (“MNTV”) and HDNet, a high definition satellite broadcaster in the U.S. and Canada. Our 2008 events and related programming are being broadcast on both FSN and HDNet. In 2007 and continuing in 2008, our programming is distributed internationally by Alfred Haber Distribution, Inc. Each live event is a high-quality production, incorporating music scores, computer-generated graphics, specialized lighting and in-arena large video screens. Costs to promote, stage and produce our MMA sporting events, including equipment, insurance, temporary personnel and other live event-specific costs, constitute our largest expense item, contributing an expense of approximately $15.9 million for the year ended December 31, 2007. We held 13 live events in 2007, and expect to have 6 or 7 live events in 2008. We expect to significantly reduce our event costs in 2008 due both to fewer events and reductions in our per event costs.

Television Programming.  We produce and own our television programming and video library. The primary television outlet for our programming in 2006 was FSN. During 2007, our events were televised by FSN and MNTV, a Fox free network station. These telecast were aired pursuant to a letter of intent we entered into on January 15, 2007 with Fox Cable Networks, Inc. (“Fox”) and MNTV (MNTV, together with Fox, the “Fox Entities”), which set forth the terms and conditions under which we and the Fox Entities created, promotes and distributes IFL MMA content through, what was proposed at the time, as a three-tier television and new media programming alliance. We never completed the agreements contemplated by the letter of intent with the Fox Entities, but our programming was aired by MyNetworkTV and FSN throughout 2007. We did not recognize any revenue for our 2006 U.S. television and recognized $1,607,500 in revenue in 2007 for our programming on MyNetworkTV.

We entered an agreement with HDNet, a high definition satellite broadcaster, to televise live our events held on December 29, 2007, February 29, 2008 and April 4, 2008, and the one scheduled for May 16, 2008 event. We also entered into an agreement with FSN to broadcast four one-hour shows produced from our two Grand Prix events held in November and December 2007 and nine one hour shows produced from our first three events for 2008, the third one being the May 16, 2008 event. We are currently considering options for televising our events for the remainder of 2008.

International Television Programming.  We have an exclusive arrangement with Alfred Haber Distribution, Inc. to distribute our 2007 FSN and MyNetworkTV programming and our 2008 event programming throughout the world. Through the end of March 2008, our programming was being distributed in over 50 countries throughout the world. We recognized $1 million of revenue for our international television distribution in 2007.

Pay-Per-View Television Programming.  We believe that pay-per-view television distribution may present future opportunities to generate significant additional revenue. In an effort to build our brand, we are currently distributing television programming for free through basic cable television broadcasting. If a proper opportunity becomes available for us, we intend to produce and distribute certain live events through pay-per-view television outlets in the future. However, we do not anticipate a pay-per-view event in 2008.

Sponsorships and Promotions

We sell sponsorships and promotion opportunities to companies seeking to reach our core target audience of 18- to 34-year-old males. In 2006, sponsorships and promotions were sold separately for the two-event Legend Championship and four-event World Team Championship. We sold sponsorship and promotional opportunities for our 2007 events as an overall sponsorship/promotion package, and will continue to do so for our 2008 events. For the year ended December 31, 2007, we recognized revenues of approximately $498,000 from sponsorships and promotions.

Sponsorships.  Sponsorships include, among other things, the opportunity to display corporate brand names at our live events and on televised broadcasts. The most highly sought after sponsorship opportunities include painted brands/logos on the fighting canvas in the ring, billboards in the arena and on the television broadcast, the time clock, “tale of the tape,” website banners and advertisements in the event program guide. For our past events, sponsors include or have included, among others, Cytosport Muscle Milk, Throwdown Energy Drink, Headblade, Premier Fighter, L.A. Boxing, Microsoft Corporation’s Xbox, the Coca Cola Corporation’s glaceau vitaminenergy drink, the Suzuki Motor Corporation, Sandals Resorts, Dale and Thomas Popcorn, and Fairtex Inc. Sponsors pay a fee based upon the position of their advertising media and the exposure it will receive during a live event and on television broadcasts. We have signed sponsors for the 2008 season and continue to pursue and negotiate with additional sponsors. This activity remains ongoing as part of our sales and revenues generating efforts.

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

Branded Merchandise

Licensing.  The licensing of IFL names, logos and copyrighted works on a variety of retail products presents a further opportunity to generate revenues, and this licensing may become material sources of revenue. As our brand grows, we expect to pursue greater opportunities to expand our licensing efforts through a more comprehensive licensing program. To date, revenues from branded merchandise have not been material. Given the profit margins and nature of our sports business, we expect video games, apparel and sportswear to be the biggest revenue generating categories of licensed products. We recognized $117,544 of revenue from our branded merchandise in 2007.

Home Video.  We expect to pursue opportunities in the home video market by licensing, on a distribution fee and/or royalty basis, our growing video library to third parties to develop, produce, manufacture, and sell DVDs for the home video market. Our video library includes proprietary material from our live events, television broadcasts, special events and behind the scenes of live events.

We have an arrangement with Warner Home Video, a division of Warner Bros. Home Entertainment, to distribute IFL mixed martial arts content on a worldwide basis directly to consumers via DVD, electronic sell through and similar media. Warner Home Video collects the proceeds from the sale of IFL home video products, and remits the proceeds to us less Warner Home Video’s distribution fee and certain allowable costs associated with the marketing, promotion and distribution of the home video products. We have released two DVDs under this arrangement — “Greatest Knockouts & Extreme Action” and “Road to the Championship.” We did not recognize any revenue for home video in 2007.

Digital Media.  We use our website, www.ifl.tv, to create an online community for our fans, to promote IFL brands, teams and fighters, to market and distribute our products and services and to create awareness for our live events and television broadcast schedule. Through www.ifl.tv, our fans are able to obtain the latest IFL news and information and experience archived video and audio clips of IFL athletes and media events. We also use our website for e-commerce. We promote www.ifl.tv on our televised programming, at live events, and on all collateral marketing materials. We are investigating collaborating with various website to generate advertising revenue that can be shared with these other web services.

Competition

We are a growth stage company and are constantly seeking to increase our fan base. The MMA industry is also rapidly growing and evolving, and we face competition from other promoters of MMA sporting events, including the UFC, owned by Zuffa, LLC, a widely known MMA promoter in the United States. UFC produces MMA events for cable television through its agreement with SpikeTV and for pay-per-view audiences. Other U.S. based MMA competitors include Strikeforce, ProElite FC, BodogFight and M-1. Most promoters operate on an event-by-event basis and rely on the presence of a few well-known athletes to promote their events. UFC has been available on free television for several years, and other MMA organizations are now available on free television.

Our live events and television programming faces competition from other professional and college sports as well as from other forms of live, filmed and televised entertainment and other leisure activities. We compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise for the sale of our branded merchandise.

Trademarks and Copyrights

Intellectual property is material to all aspects of our operations, and we expend cost and effort in an attempt to maintain and protect our intellectual property and to avoid infringing on other parties’ intellectual property. We have a portfolio of trademarks and service marks and maintain a catalog of copyrighted works, including copyrights to our television programming and certain photographs. When necessary, we intend to enforce our intellectual property rights. Our failure to curtail piracy, infringement or other unauthorized use of our intellectual property rights effectively could adversely affect our operating results.

“International Fight League,” “IFL,” and “Battleground” are trademarks of IFL. Each trademark, trade name or service mark of any other company appearing in this document belongs to its holder.

Insurance

We currently have three general liability insurance policies: one for our New York office, one for our Nevada office and a special events policy for MMA events. For each event hosted to date, we have purchased event-specific insurance that met or exceeded the requirements of the relevant state athletic commissions and have special accident insurance for athletes that participate in our MMA events. We have errors and omissions insurance for our television broadcasts and our videos and also have directors’ and officers’ liability insurance.

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

Employees

As of December 31, 2007, we had 27 employees, with 20 employees located in New York City and an additional 7 located in Las Vegas. We believe that our relationships with our employees are generally good. None of our employees is represented by a union.

Item 1A —	Risk Factors

You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition or operating results could be materially adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the other information contained in this report, including our financial statements and the related notes, before deciding to purchase or sell any shares of our common stock.

Risks Related To Our Business

We have experienced losses and expect to incur substantial net losses in the future and have received a “going concern” opinion from our auditors for 2007. If we do not achieve profitability and find additional sources of cash, our financial condition and stock price could suffer and we could be forced to discontinue operations.

Since the inception of our business in 2005, we have incurred significant losses and only began generating revenue during the second quarter of 2006. Through December 31, 2007, we have generated net losses of $31 million. We expect to incur additional losses and negative cash flow for the foreseeable future. Our ability to become profitable depends on our ability to generate and sustain substantially higher revenue while maintaining reasonable expense levels. Although we have and intend to continue reducing our expenses, these efforts may not be sufficient and may adversely impact our brand or fan, sponsor and merchandising interest. If we do not achieve profitability, we may have to discontinue our operations.

As a result of our continued losses, our independent auditors have included an explanatory paragraph in our financial statements for the fiscal year ended December 31, 2007, expressing doubt as to our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in the report of our independent auditors could make it more difficult for us to secure additional financing or enter into strategic relationships with distributors on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may not achieve profitability and the value of your investment could decline significantly.

Our revenues from operations are likely to be insufficient to meet our projected expenses in the short term; therefore, we will need to raise additional funds, which may not be available to us on favorable terms, if at all, thereby potentially disrupting the growth of our business and our ability to generate revenues.

We expect that our revenues from operations will be insufficient to meet our projected expenses, unless we are able to increase our revenues through other sources, such as entering into a strategic alliance with a significant television broadcaster or sports or entertainment enterprise or exploiting our digital rights. Unless we can successfully increase our revenues through these other sources (in excess of the costs we incur to generate these revenues), we will likely be required to raise additional capital through equity or debt financings by the end of the second quarter or in the early part of the third quarter of 2008. Such capital may not be available, or, if it is available, may not be available on terms that are acceptable to us. A future financing may be substantially dilutive to our existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will likely have a cash shortage which would disrupt our operations, have a material adverse effect on our financial condition or business prospects and could result in insolvency.

Our business is difficult to evaluate because it represents a new business model for the MMA market and we have been operating for less than two years. The MMA market may not develop as we anticipate, and we may not successfully execute our business strategy.

Our original league-based MMA business model focusing on teams, rather than individual competition, was unique to the MMA industry. We have since modified our business model to be a camp-based league, with title belt holders for different weight classes. We made this change because we believed the camp-based model would eventually be more successful. However, our model may not prove to be successful. We have a limited operating history upon which you can evaluate our business. Although we were organized in 2005, we did not begin revenue generating operations until 2006. The MMA industry is also rapidly growing and evolving and may not develop in a way that is advantageous for our business model. You must consider the challenges, risks and difficulties frequently encountered by early stage companies using new and unproven business models in new and rapidly evolving markets. Some of these challenges relate to our ability to:

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

As a result of our limited operating history, it is difficult to accurately forecast our future revenues. Current and future expense levels are based on our operating plans and estimates of future revenues. Revenues and operating results are difficult to forecast because they generally depend on our ability to promote events and the growth in popularity of the IFL or MMA. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which would result in further substantial losses.

Our MMA content is being televised in the United States under short-term agreements with FSN and HDNet, which may not be renewed. If we do not enter into new agreement after these expire, we will not have a broadcast outlet for our MMA content in the U.S.

We are currently televising our MMA content in the U.S. pursuant to short-term agreements with FSN and HDNet, which will only broadcast our programming through our May 16, 2008 event at Mohegan Sun. No assurance can be given that we will be able to negotiate new television rights agreements for our MMA content with any broadcaster or that any such agreements will be favorable to us. Our revenues are dependent, indirectly, on the distribution of our free televised programming. Accordingly, any failure to maintain or renew arrangements with the distributors could adversely affect our operating results.

We depend on certain key executive personnel for our success, the loss of whom could adversely affect our business, financial condition and results of operations.

Our success depends on the continued availability and contributions of members of our senior management and other key personnel. The loss of the services of any of our executive officers or any of a number of other key personnel could delay or reduce our efforts to increase the popularity of our MMA league. Furthermore, recruiting and retaining qualified personnel to assist with these efforts will be critical to our success. The loss of members of our management team or our inability to attract or retain other qualified personnel or advisors, could significantly weaken our management team, harm our ability to compete effectively, harm our long-term business prospects, disrupt our relationships with advertisers and have a corresponding negative effect on our financial results, marketing and other objectives and impair our ability to develop our MMA league. Our financial situation has increased the difficulty of retaining and attracting talented employees.

Our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment.

The creation, marketing and distribution of our live and televised entertainment are at the core of our business and are critical to our ability to generate revenues across our media platforms and product outlets. Our failure to continue to create popular live events and televised programming would likely lead to a decline in our television ratings and attendance at our live events, which would likely harm our operating results.

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

We face a variety of risks as we develop and refine our businesses.

We are a new company and are developing and refining our businesses. Risks related to this may include:

•	potential diversion of management’s attention and other resources, including available cash;

•	unanticipated liabilities or contingencies;

•	increased losses due to increased or unanticipated costs;

•	failure to retain and recruit MMA athletes;

•	failure to maintain or obtain new television distribution agreements;

•	inability to protect intellectual property rights;

•	competition from other companies with experience in such businesses; and

•	possible additional regulatory requirements and compliance costs.

We currently have weaknesses in internal control over financial reporting. If we fail to rectify these weaknesses and then maintain effective controls, we may be subject to litigation and/or costly remediation and the price of our common stock may be adversely affected.

Failure to establish the required controls or procedures, or any failure of those controls or procedures once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Our management and our auditors have identified a material weakness in our disclosure controls and procedures and in our internal control over financial reporting due to insufficient resources in the accounting and finance department. Due to these weaknesses, there is more than a remote likelihood that a material misstatement of the consolidated financial statements would not have been prevented or detected.

Should we or our auditors identify any other material weaknesses and/or significant deficiencies, those will need to be addressed as well. Any actual or perceived weaknesses or conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal control over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal control over financial reporting could adversely impact the price of our common stock and may lead to claims against us. See Item 9A in this Annual Report on Form 10-K

Compliance with corporate governance and public disclosure regulation are costly compared to our revenues, and could increase liability exposure for us, our directors and our executive officers.

Rules adopted by the United States Securities and Exchange Commission (the “SEC”) pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. The assessment requirement first applied to this annual report for fiscal 2007. The standards for management’s assessment of the internal control over financial reporting required significant documentation, testing and possible remediation to meet the detailed standards. We encountered problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, we may encounter problems or delays in completing the implementation of improvements and receiving an attestation of our assessment by our independent registered public accountants which will be required for fiscal 2008. If we do not improve our internal control over financial reporting so that it is effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence in us and the value of our common stock may be negatively impacted. Further, many companies have reported that compliance with these standards requires a disproportionate expenditure of funds.

In addition, as a public reporting company, we are subject to various laws, regulations and standards relating to corporate governance and public disclosure. Our management team needs to invest significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to significant general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, because public company directors and officers face increased liabilities, the individuals serving in these positions may be less willing to remain as directors or executive officers for the long-term, and we may experience difficulty in attracting qualified replacement directors and officers. We also experienced increased cost and efforts obtaining director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, we may need to expend a significantly larger amount than we previously spent on recruiting, compensating and insuring new directors and officers.

Risks Related To Our Industry

The failure to retain or continue to recruit key athletes and coaches could negatively impact the growth of IFL’s popularity.

Our success depends, in large part, upon our ability to recruit and retain athletes and coaches who are well known in the MMA world and who can perform at a high level in our live events and televised programming. There is no assurance that we will be able to continue to identify and retain these athletes and coaches in the future. Additionally, there is no assurance that we will be able to retain our current athletes and coaches after their contracts expire. Our failure to attract and retain key athletes, or a serious or untimely injury to, or the death of, or unexpected or premature loss or retirement for any reason of any of our key athletes, could lead to a decline in the popularity of our brand of mixed martial arts, which could adversely affect our operating results.

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

Risks Related To Our Common Stock

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

As of March 31, 2008, our executive officers, directors, and principal stockholders who hold 5% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 72% of our outstanding common stock. These stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

We cannot assure you that a market will develop for our common stock or what the market price of our common stock will be.

Prior to the merger and our acquisition of Old IFL’s business, there was a limited trading market for our common stock and there was no public trading market for Old IFL’s common stock. Upon the effectiveness on May 29, 2007 of a registration statement for 19,376,000 shares of our common stock sold in a December 2006 private placement, a more active trading market developed for our common stock. However, since that time, the price of our common stock has decreased significantly and has traded below $0.10 per share. No assurance can be given that an active market for our common stock will be sustained, or that you will be able to sell your shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade. It is possible that, in future quarters, our operating results may be below the expectations of securities analysts or investors. As a result of these and other factors, the price of our common stock may decline, possibly materially.

If we raise additional capital through the issuance of equity securities, or securities exercisable for or convertible into our equity securities, our stockholders could experience substantial dilution.

If we raise additional capital by issuing equity securities or convertible debt securities, our existing stockholders may incur substantial dilution. Further, we may issue shares that have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding common stock.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. As of March 31, 2008 we had 79,058,509 shares of common stock outstanding, and options and warrants outstanding to purchase 2,900,308 and 14,611,180, respectively, shares of our common stock. Substantially all of the 79 million shares of our common stock that are issued and outstanding may be traded under our two recent registrations statements or Rule 144 of the Securities Act of 1933. We may also issue additional shares of stock and securities convertible into or exercisable for stock in connection with our business. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	provide that only the President, Chairman of the Board or the board of directors may call a special meeting of our stockholders and the only business to be conducted at any special meeting of stockholders shall be matters relating to the purposes stated in the applicable notice of meeting;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;

•	provide that advance notice procedures set forth in our bylaws must be followed for stockholders to make nominations of candidates for election as directors or to bring other business before an annual meeting of our stockholders.

In addition, Section 203 of the Delaware General Corporation Law provides that, subject to certain exceptions, an “interested stockholder” of a Delaware corporation shall not engage in any business combination, including mergers or consolidations or acquisitions of additional shares of the corporation, with the corporation for a three-year period following the date that such stockholder becomes an interested stockholder unless:

•	prior to such date, the board of directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder,

•	upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced (excluding certain shares), or

•	on or subsequent to such date, the business combination is approved by the board of directors of the corporation and authorized at an annual or special meeting of stockholders by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder.

With some exceptions, an interested stockholder includes any person and affiliates that own 15% or more of our outstanding voting stock.

Under certain circumstances, Section 203 makes it more difficult for a person who would be an interested stockholder to effect various business combinations with us for a three-year period. We have not elected to be exempt from the restrictions imposed under Section 203. The provisions of Section 203 may encourage persons interested in acquiring us to negotiate in advance with our board of directors, since the stockholder approval requirement would be avoided if a majority of our directors then in office approves either the business combination or the transaction which results in any such person becoming an interested shareholder. These provisions also may have the effect of preventing changes in our management. These provisions could make it more difficult to accomplish transactions which our stockholders may otherwise deem to be in their best interests.

Cautionary Note Regarding Forward-Looking Statements.

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, the factors listed under this Item 1A — “Risk Factors.”

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished

Item 1B —	Unresolved Staff Comments

None.

Item 2 —	Properties

Our principal office is located in New York City, New York, where we lease 4,300 square feet of office space pursuant to a lease that expires in August 2010. We have a one-year lease for an office in Las Vegas, Nevada, expiring in December 2008. If we require additional space, we believe that we will be able to obtain such space on commercially reasonable terms.

Item 3 —	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

Item 4 —	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5 —	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our shares of common stock, par value $0.01 per share, are quoted on the OTC Bulletin Board under the symbol “IFLI.” Prior to November 29, 2006, our common stock was quoted on the OTC Bulletin Board under the symbol “PGNT.” The following table sets forth the range of high and low closing sale prices for the common stock as reported by the OTC Bulletin Board for the periods indicated below.

	High	Low

2008
Second Quarter (through April 11)	$0.06	$0.05
First Quarter	$0.18	$0.06
2007
Fourth	$0.62	$0.14
Third Quarter	$1.02	$0.45
Second Quarter	$8.60	$0.95
First Quarter	$16.50	$8.95
2006
Fourth Quarter	$14.45	$2.40
Third Quarter	$3.40	$1.30
Second Quarter	$2.10	$0.30
First Quarter	$1.80	$0.01

The closing sale prices in the table above reflect inter-dealer prices, without retail mark-up or commissions and may not represent actual transactions.

Immediately prior to the Merger on November 29, 2006, we effected a 1-for-20 reverse stock split, whereby every 20 shares of common stock then outstanding were combined and reduced into one share of common stock. The closing sale prices in the table above reflect the reverse stock split. The reverse stock split did not affect the authorized number of shares of common stock or the number of our stockholders of record since each fractional share resulting from the reverse stock split was rounded up to the nearest whole share.

As of March 31, 2008 we had approximately 1,550 holders of record of our common stock. The last sale price of our common stock as reported by the OTC Bulletin Board on April 11, 2008 was $0.06 per share.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 in this Annual Report on Form 10-K.

Issuer Purchases and Unregistered Sales of Equity Securities

We did not purchase any of our equity securities and did not sell any of unregistered equity securities during the quarter ended December 31, 2007.

Performance Graph

Five Year Cumulative Total Return

The following graph and chart compare the cumulative total return for International Fight League, Inc. over the past five fiscal years with those of the AMEX Market Index and a peer group index. We have included for comparison the AMEX Market Index because we believe this index provides a more meaningful comparison than other broad market indices, such as the S&P 500. We have also included a peer group index, consisting of public companies with the same Standard Industrial Classification (SIC) code as ours, which is the professional sports clubs and promoters industry.

The stockholder returns shown below should not be considered indicative of future returns.

Company/Index/Market	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006	12/31/2007
International Fight League, Inc.	100.00	340.00	660.00	120.00	1,890.00	38.00
SIC Code Index	100.00	207.05	250.59	290.63	271.35	121.45
AMEX Market Index	100.00	136.11	155.86	171.89	192.45	216.06

Assumes $100 invested on December 31, 2002, in International Fight League, Inc. and each of the indices compared above, with all dividends and distributions reinvested. The companies included in the SIC code index are AVP Inc., Global Entertainment Corporation, Latin Television Inc., RTG Ventures, Inc. and United States Basketball League, Inc.

Item 6 —	Selected Financial Data

You should read the data set forth below in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this report.

We derived the statement of operations data for the period from March 29, 2005 (date of inception) to December 31, 2005 from the audited financial statements of International Fight League, LLC, the predecessor to Old IFL, which were prepared in accordance with generally accepted accounting principles, included elsewhere in this report. We derived the statement of operations data for the years ended December 31, 2007 and 2006 and the balance sheet data as of December 31, 2007 and 2006 from our audited consolidated financial statements included elsewhere in this report. Our historical results are not necessarily indicative of the results to be expected in any future period.

			International Fight
	International Fight	International Fight	League, LLC
	League, Inc.	League, Inc. for the	March 29, 2005
	for the Year Ended	Year Ended	(Date of Inception)
	December 31,	December 31,	to December 31,
	2007	2006	2005

Consolidated Statements of Operations Data:
Revenues
Live and televised events
Advertising — sponsorships and website	$498,005	$274,080	$—
Live events — box office receipts and related revenue	2,435,533	671,665	—
Television rights	2,607,500	—	—
Branded merchandise	117,544	44,315	—

Total revenues	5,658,582	990,060	—

Cost of revenues
Advertising — sponsorships	1,539,019	165,180	—
Live events costs	15,928,568	6,287,196	—
Television distribution fees	130,643	—	—
Branded merchandise	99,175	21,390	—

Total cost of revenues	17,697,405	6,473,766	—

Selling, general and administrative expenses	8,702,617	3,858,790	43,003

Stock-based compensation expense	343,906	48,410	—

Operating loss	(21,085,346)	(9,390,906)	(43,003)
Other income (expenses):
Dividend expense	—	(153,404)	—
Interest expense	(4,712)	(90,647)	—
Liquidated damages	(582,695)	—	—
Interest income	415,438	31,557	—

Other income (expenses), net	(171,969)	(212,494)	—

Net loss	$(21,257,315)	$(9,603,400)	$(43,003)

Net loss per common share — basic and diluted:	$(0.33)	$(0.49)	$—

Weighted average common shares outstanding:
Basic and diluted	63,838,915	19,691,088	—

	International Fight	International Fight
	League, Inc.	League, Inc.
	as of	as of
	December 31,	December 31,
	2007	2006

Consolidated Balance Sheets Data:
Cash and cash equivalents	$6,120,500	$16,623,159
Total assets	$7,629,113	$17,427,637

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes that appear elsewhere in this report.

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

Overview

We operate, through our subsidiary, IFL Corp., a sports entertainment business focused on our professional mixed martial arts sports league — International Fight League. Immediately prior to November 29, 2006, we were known as Paligent Inc. and were a shell company with no operating business. On November 29, 2006, pursuant to the Merger between our wholly owned subsidiary and Old IFL, we acquired the mixed martial arts sports league business of Old IFL. As a result of the Merger, Old IFL became our wholly owned subsidiary and changed its name to IFL Corp., and we changed our name from Paligent Inc. to “International Fight League, Inc.”

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

Following the reverse stock split and the Merger, there were 32,496,948 shares of IFL common stock outstanding, of which the pre-Merger stockholders of Paligent owned approximately 5% and the pre-Merger stockholders of Old IFL owned approximately 95%. As a result, Old IFL has been treated as the acquiring company for accounting purposes. The Merger has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States of America. Reported results of operations of the combined group issued after completion of the transaction reflect Old IFL’s operations. In addition, immediately following the Merger, we issued 1,627,500 shares of common stock to Mr. Kurtz, Paligent’s principal stockholder before the Merger, in exchange for his contribution of $651,000 of indebtedness owing to him under a promissory note issued by Paligent.

The Old IFL business was founded in 2005 to organize, host and promote live and televised mixed martial arts sporting events and to capitalize on the growing popularity of mixed martial arts in the United States and around the world. Following the acquisition of Old IFL, we refocused our business efforts on developing and operating Old IFL’s mixed martial arts sports league business and continued operating this business through IFL Corp. At the core of our business in 2007 was our twelve mixed martial arts teams, which consist of some of the world’s most highly regarded mixed martial arts athletes and coaches. Our mixed martial arts sporting events typically included match-ups of two teams, with athletes competing in one-on-one matches according to weight division. These events create a body of television programming content that we currently distribute in the United States through an arrangement with Fox Sports Net (“FSN”) and MyNetworkTV, Inc. (“MNTV”). We earn revenue from live event ticket sales, sponsorships and promotions and licensing of our intellectual property. For 2008, we have changed our format by eliminating our team format, focusing on MMA camps and title fights involving our belt holders.

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

Old IFL operated as a development stage enterprise through March 31, 2006. On April 29 and June 3, 2006, Old IFL held its debut MMA sports events featuring its initial four teams. The event was broadcast in a series of three original taped telecasts in May and June 2006. We have held four additional events as part of The World Team Championship, including the final event held in December 2006. We launched our first full season in 2007, which consisted of a six-month; nine event regular season that was followed by a two month, two events post-season. We finished 2008 with a two event “Grand Prix” all-star tournament during November and December 2007, in which the top athletes in each weight class competed for the title belts, which were awarded to the champion of each of six weight classes.

As Old IFL, we raised funds primarily through stockholder loans and the issuance of preferred stock. The Merger is also considered to be a capital transaction in substance rather than a business combination. The transaction is equivalent to the issuance of stock by Old IFL for the net monetary assets of Paligent, accompanied by a recapitalization. The transaction has been accounted for as a reverse acquisition of a “shell company” whereby Old IFL is the acquirer for accounting purposes and Paligent is the legal acquirer. In this transaction, no goodwill or other intangible assets have been recorded. As a result, the financial information included in this report for periods prior to the Merger relates to Old IFL.

At December 31, 2007, we had stockholders’ equity of $5.8 million and an accumulated deficit of $31 million. For the year ended December 31, 2007, we incurred losses and negative operating cash flows of $21.2 million and $21.4 million, respectively, as compared to 2006 of $9.6 million and $8.2 million, respectively. These trends have continued in the first quarter of 2008 as we continue to develop our business.

On December 28, 2006, we completed a private sale to a number of institutional and individual accredited investors an aggregate of 19,376,000 shares of common stock at a price of $1.25 per share, or $24,220,000 in the aggregate. In connection with the private placement, we incurred expenses which included, without limitation, commissions to the placement agent, legal and accounting fees, and other miscellaneous expenses, of approximately $2 million. We also issued to the placement agent, as partial compensation for its services, a five-year warrant to purchase up to 581,280 shares of common stock at an exercise price of $1.25 per share.

On August 6, 2007, we completed a private sale to a number of institutional and individual accredited investors for 25,330,000 shares of common stock at a price of $0.50 per share, or $12,665,000 in the aggregate, and issued five year warrants to the investors to purchase 12,665,000 shares of common stock with an exercise price of $1.05 per share. In connection with the private placement, we incurred expenses which included, without limitation, commissions to the placement agent, legal and accounting fees, and other miscellaneous expenses, of approximately $1.1 million. We also issued to the placement agent, as partial compensation for its services, a five-year warrant to purchase up to 729,900 shares of our common stock at an exercise price of $1.05 per share.

Unaudited Quarterly Consolidated Financial Data

The following tables set forth selected unaudited quarterly consolidated income statement data for each of the quarters ended March 31, June 30, September 30, and December 31, for 2007 and 2006. No information is presented for earlier quarters, as Old IFL did not commence operations until January 2006, and such earlier information is not deemed material or comparable. The consolidated financial statements for each of these quarters have been prepared on the same basis as the audited consolidated financial statements included in this report and, in the opinion of management, include all adjustments necessary for the fair presentation of the consolidated results of operations for these periods. You should read this information together with our audited consolidated financial statements and the related notes included elsewhere in this report.

These unaudited quarterly operating results are not necessarily indicative of the results for any future period.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Revenues
Live and televised events
Advertising — sponsorships and website	$67,045	$74,178	$195,846	$160,936
Live events — box office receipts and related revenue	513,842	891,721	588,987	440,983
Television rights	210,000	672,500	1,075,000	650,000
Branded merchandise	19,470	34,831	18,357	44,886

Total revenues	810,357	1,673,230	1,878,190	1,296,805

Cost of revenues
Live and televised events
Advertising and sponsorships	33,034	22,274	55,339	1,428,372
Live events costs	5,598,976	6,403,309	3,102,319	823,964
Television distribution fees	—	—	—	130,643
Branded merchandise	7,742	16,682	42,610	32,141

Total cost of revenues	5,639,752	6,442,265	3,200,268	2,415,120
Selling, general and administrative expenses	2,278,931	2,164,012	2,161,541	2,098,133
Stock-based compensation expense	15,208	14,469	247,691	66,538

Operating loss	(7,123,534)	(6,947,516)	(3,731,310)	(3,282,986)
Interest expense	(1,166)	(928)	(799)	(1,819)
Liquidated damages	—	—	—	(582,695)
Interest income	162,492	71,644	87,896	93,406

Net loss	$(6,962,208)	$(6,876,800)	$(3,644,213)	$(3,774,094)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Revenues
Live and televised events
Advertising — sponsorships and website	$—	$234,310	$20,239	$19,531
Live events — box office receipts and related revenue	—	127,142	324,987	219,536
Branded merchandise	—	1,342	17,604	25,369

Total revenues	—	362,794	362,830	264,436

Cost of revenues
Live and televised events
Advertising — sponsorships	—	102,280	37,200	25,700
Live events costs	—	1,513,422	2,114,376	2,659,398
Branded merchandise	—	680	10,562	10,148

Total cost of revenues	—	1,616,382	2,162,138	2,695,246
Selling, general and administrative expenses	565,190	504,773	1,276,590	1,512,237
Stock-based compensation expense	9,582	15,546	7,738	15,544

Operating loss	(574,772)	(1,773,907)	(3,083,636)	(3,958,591)
Dividend expense	(27,450)	(45,167)	(47,580)	(33,207)
Interest expense	—	—	(14,795)	(75,852)
Interest income	11,523	11,248	2,900	5,886

Net loss	$(590,699)	$(1,807,826)	$(3,143,111)	$(4,061,764)

Results of Operations

From inception to December 31, 2007, we have incurred costs and expenses significantly in excess of revenues. As we pursue our goals and continue to build out our organization and business, we expect to increase revenues and control costs and maximize value to existing stockholders, though we expect to incur additional losses.

During 2005, we were a development stage company with insignificant operations. Accordingly, there are no meaningful comparative data upon which period comparisons can be made.

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

During the year ended December 31, 2007, IFL incurred a net loss of $21.3 million, or $0.33 per common share compared to a net loss of $9.6 million, or $0.49 per common share for the year ended December 31, 2006.

Revenues:

Revenues for 2007 were $5.7 million as compared to $1.0 million for 2006, an increase of $4.7 million or 470%. The increase is attributable to 2007 being the first full year of MMA sporting events, a total of thirteen events as compared to six events in 2006. For the first time, revenues were generated by television rights and by sharing a portion of food, beverage and parking revenue at some of our events. In addition, sponsorship revenue increased in 2007 over 2006. The principal components of revenue include:

•	Revenue from live events of $2.4 million in 2007 versus $672,000 in 2006, an increase of $1.7 million, or 253%, due to an increase in the number of events from six in 2006 to thirteen in 2007 and increased revenue per event, including food, beverage and parking revenue of $163,000 in 2007 versus $0 in 2006;

•	Television rights of $2.6 million in 2007 versus $0 in 2006, representing revenue from domestic distribution and international distribution; and

•	Advertising revenues of $498,000 in 2007 versus $274,000 in 2006, an increase of $224,000, or 82%, representing an increase in sponsorship revenue from an existing sponsor and three new sponsors.

In January 2007, we entered into a Letter of Intent with Fox Cable Networks, Inc. (“Fox”) and MyNetworkTV, Inc. (“MNTV” and, together with Fox, the “Fox Entities”) (the “Letter of Intent”), which set forth certain terms and conditions under which the Fox Entities and IFL proposed to create, promote and distribute IFL MMA content. Under the Letter of Intent, FSN had exclusive distribution rights to telecast all IFL regular season, playoff and championship events. We did not recognize any revenue from the FSN telecasts. The Letter of Intent also provided for the telecasting of IFL MMA content on MNTV, for which MNTV paid fees to us. MNTV paid us $1,607,500 during the year ended December 31, 2007 which we recognized as television revenue.

In February 2007, we entered into an agreement with Alfred Haber Distribution, Inc. to be the exclusive distributor internationally of IFL MMA content broadcasted on FSN and MNTV. We recognized $1,000,000 in revenue for the year ended December 31, 2007 from this arrangement.

On various dates during the year ended December 31, 2006, we entered into agreements with National Sports Programming, owner and operator of Fox Sports Net Sports Programming Service (“FSN”) regarding IFL’s series of team mixed martial arts matches held during the year ended December 31, 2006. The agreements granted FSN certain rights to the telecasts and, in return, FSN agreed to broadcast the series under specified conditions. We did not recognize any television rights revenue or corresponding costs of revenues related to those agreements.

Cost of Revenues:

For the year ended December 31, 2007, cost of revenues was $17.7 million as compared to $6.5 million for fiscal year 2006, an increase of $11.2 million, or 172%. The principal components and respective increases in costs of revenue are:

•	Live event costs of $15.9 million in 2007 versus $6.3 million in 2006, an increase of $9.6 million, or 152%, with the increase being primarily the result of:

•	Talent costs increasing $2.9 million, to $5.0 million in 2007 as compared to $2.1 million in 2006, an increase of 138%, due to the increase in the number of events from six in 2006 to thirteen in 2007, the expansion of the league which consisted of four to eight teams in 2006, to 12 teams in 2007, and increased talent costs on a per event basis;

•	Travel, facility rental and other event costs increasing from $1.6 million in 2006 to $3.7 million in 2007, an increase of $2.1 million, or 131%, due to the increased number of events; and

•	Television production costs increasing $4.4 million, or 169%, with the 2007 cost being $7.0 million against $2.6 million in 2006, due to an increase in the number of shows produced from eleven one-hour FSN shows in 2006 to twenty-two two-hour MNTV shows, eight one-hour versions of certain of those MNTV shows, twenty-eight FSN shows, and fourteen edited re-broadcasts of certain shows in 2007;

•	Advertising costs of $1.5 million versus $1 million in 2006, an increase of $500,000, or 50%, due to the more events and significantly increased marketing efforts;

•	Branded merchandise costs of $99,000 in 2007 versus $21,000 in 2006, an increase of 78,000, or 371%, due to the development of additional revenue streams through the sale of merchandise; and

•	International television distribution fees of $131,000 in 2007 versus $0 in 2006 for the preparation of US shows for international distribution.

Selling, General and Administrative Expenses:

For the year ended December 31, 2007, selling, general and administrative expenses were $8.7 million as compared to $3.9 million for 2006, an increase of $4.9 million, or 126%. The primary components of these expenses and the reason for the increase are:

•	payroll and benefits expenses of $4.5 million in 2007 versus $1.3 million in 2006, an increase of $3.2 million, or 246%, representing the hiring of new employees in late 2006 and early 2007 in preparation for the expanded 2007 season;

•	professional fees of $1.9 in 2007 million versus $1.4 million in 2006, an increase of $500,000, or 38%, primarily resulting from the additional costs of being a public company beginning in December 2006;

•	travel and entertainment of $368,000 in 2007 versus $174,000 in 2006, an increase of $194,000, or 111%, due to the expansion of the number of teams and events and an increase in the number of employees;

•	rent expense of $235,000 in 2007 versus $58,000 in 2006, an increase of $177,000, or 305%, due to the commencement of our New York office lease in the later part of 2006 versus the full year for 2007 and the addition of an office in Las Vegas in 2007;

•	advertising expenses of $708,000 in 2007 versus $134,000 in 2006, an increase of $574,000, or 428%, due to increased non-event specific brand building advertising initiatives;

•	insurance premiums of $152,000 in 2007 versus $10,000 in 2006, an increase of $142,000, or 1,420%, representing an increase in insurance requirements primarily due to becoming a public company and obtaining directors and officers insurance;

•	recruitment expenses of $110,000 in 2007 versus $1,000 in 2006, an increase of $109,000, or 10,900%, representing search fees for new executives including a new chief financial officer in 2007; and

•	telephone expenses of $80,000 in 2007 versus $15,000 in 2006, an increase of $65,000, or 433%, reflecting increases in the number of employees and the number of events and the expansion of the league in 2007.

During 2007, we also recorded a reduction of $75,000 in bad debt expense as compared to $80,000 of expense in 2006, a charge of $189,000 for warrants to purchase common stock issued to a vendor for services rendered, and we recorded tax expense of $133,000 for 2007 representing the New York tax on capital infusions.

Stock-based Compensation:

Stock-based compensation expense for 2007 was $344,000 compared to $48,000 in 2006, an increase of $296,000 or 617%. The increase is the result of continued expensing of prior equity grants for a full year, new equity grants to directors, officers and employees, and warrants issued to league coaches.

Other Income (Expense):

Dividend expense for 2007 was $0 compared to $153,000 for 2006, which related to dividends that accrued on the Series A Preferred Stock. Immediately prior to the Merger, all accrued dividends and the Series A Preferred Stock were converted into common stock of Old IFL, which was then exchanged for shares of IFL in connection with the Merger.

Interest expense for 2007 was $5,000 versus $91,000 for 2006, all of which relates to the cost of funds loaned to IFL pursuant to the promissory note with Mr. Kurtz.

For the year ended December 31, 2007, we incurred liquidated damages of $583,000 pursuant to the registration rights agreements with the investors in the December 2006 and August 2007 private sales of our common stock. We incurred these costs because of (a) delays getting our registration statement effective to register the shares issued in the August 2007 private placement and (b) the investors in our December 2006 private placement being unable to sell their shares under the previously effective registration statement. These two events are the result of the restatement of our financial statements we disclosed on November 19, 2007 due to our previous accounting for our FSN television arrangement as a barter transaction.

During the year ended December 31, 2007, interest income of $415,000 was earned on available cash balances compared to $32,000 in 2006, an increase of $383,000 or 1,197%. Cash balances in 2007 were higher than in 2006 due to increase in our cash balance resulting from our private placements of common stock.

Liquidity and Capital Resources

At December 31, 2007, our cash and cash equivalents were $6.1 million, a decrease of $10.5 million from the end of the prior year. During 2007, we (i) received $12.7 million from the August 2007 private sale of our common stock; (ii) received $1.2 million subscription receivable from 2006; (iii) used $1.6 million to pay accrued commission on the December 2006 private placement of common stock, (iv) used $1.3 million for costs of the December 2006 and August 2007 private placements of common stock; and (v) used $21.5 million for operating activities and deposits and purchases of property and equipment in the ordinary course.

On August 6, 2007, we completed a private sale with a number of institutional and individual accredited investors for 25,330,000 shares of common stock at a price of $0.50 per share, or $12,665,000 in the aggregate, and warrants to purchase up to 12,665,000 shares of our common stock with an exercise price of $1.05 per share and an expiration of August 6, 2012. We received net proceeds of $11.6 after payment of $1.1 million of expenses related to the private sale, which included commissions to the placement agent, legal and accounting fees, and other miscellaneous costs. In connection with the August 2007 private placement, we issued to the placement agent, as partial compensation for its services, a five year warrant to purchase up to 729,900 shares of our common stock at an exercise price of $1.05 per share.

At December 31, 2006, our cash and cash equivalents were $16.6 million, an increase of $15.5 million from the prior year. During fiscal 2006, we issued (i) $24.2 million in common stock, of which $23.0 million was received in cash and $1.2 million was held as a subscription receivable at December 31, 2006; (ii) issued $2.5 million of Series A Preferred Stock, of which $1.3 million was received in cash and $1.2 million was issued in exchange for the conversion of investor advances that were received in 2005; (iii) received $4.9 million in loans from Richard J. Kurtz, one of our directors, to fund operations during the third and fourth quarters of 2006; and (iv) used $8.2 million for operating activities, $5.1 million to repay principal indebtedness to Mr. Kurtz (including $189,000 of debt assumed from Paligent at the time of the Merger) and $455,000 for deposits and purchases of equipment.

On December 28, 2006, we completed a private placement to a number of institutional and individual accredited investors of an aggregate of 19,376,000 shares of common stock at a price of $1.25 per share, or $24,220,000 in the aggregate. In connection with the private placement, we incurred expenses which included commissions to the placement agent, legal and accounting fees, and other miscellaneous expenses, of $2 million. We also issued to the placement agent, as partial compensation for its services, a five-year warrant to purchase up to 581,280 shares of common stock at an exercise price of $1.25 per share.

We currently do not have any credit facilities or lines of credit or commitments from lenders or investors for any debt or equity financing.

Future Capital Requirements

Since inception, our MMA operations have incurred losses, and we have funded these operating deficits through proceeds of (a) $2.5 million from the 2006 issuance of preferred stock, (b) $22.2 million net proceeds from our December 2006 private placement of common stock, and (c) $11.6 million of net proceeds from our August 2007 private placement of common stock. Based upon management’s current forecast of future revenues and expenses, we believe our cash resources will likely be sufficient to fund operations into the third quarter of 2008. This assumes that our expenses continue to decrease as a result of our cost reduction efforts and that we realize additional cash from the following: (i) live events revenues at the levels expects; (ii) the distribution of programming internationally pursuant to our exclusive relationship with Alfred Haber Distribution, Inc.; (iii) the continuation of televising our events and (iv) an increase in sponsorship and licensing revenue. We are also exploring various alternatives to increase profitability, such as a strategic alliance or relationship with a significant sports, entertainment or media organization or another significant entity interested in promoting MMA and/or exploiting our digital rights. If we can successfully generate revenue from additional sources or increase our profitability, our cash resources could last beyond the third quarter of 2008.

We have taken several steps in an effort to reduce our expenses and revised our entire live event and television production activities and structure to help us realize additional cost savings. In addition, we are implementing changes to our events and league structure with the goal of generating more fan interest. These measures have been taken into account in our forecast above.

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

Off-Balance Sheet Arrangements

For the years ended December 31, 2007 and 2006, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Principles of Consolidation — On November 29, 2006, as part of the Merger, Paligent issued 30,872,101 shares of its common stock to the former stockholders of Old IFL in exchange for all of the issued and outstanding shares of common stock of Old IFL (including shares of Old IFL preferred stock which were converted to Old IFL common stock immediately prior to the Merger) in a transaction accounted for as a reverse acquisition of a “shell company.” Old IFL was deemed to be the acquirer for accounting purposes, and Paligent was deemed to be the legal acquirer (see Note 4 of the accompanying financial statements).

The consolidated financial statements include the accounts of Old IFL from March 29, 2005 (date of inception) to December 31, 2005 and for the years ended December 31, 2007 and 2006. The consolidated financial statements also include the accounts of IFL from November 29, 2006 (the effective date of the merger) to December 31, 2006, plus the cash acquired and liabilities assumed for accounting purposes from Paligent at the time of the Merger, and for the year ended December 31, 2007. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents — For purposes of the consolidated statements of cash flows, we consider all short-term investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. We invest our excess cash in money market instruments. Cash and cash equivalents are, at times, maintained at financial institutions in amounts that exceed federally insured limits.

Accounts Receivable — Accounts receivable relates principally to international television distribution and sponsorship agreements. We evaluate the collectability of accounts receivable and establish allowances for the amount of receivables that are estimated to be uncollectible. Allowances are based on the length of time receivables are outstanding and the financial condition of individual customers. For the years ended December 31, 2007, 2006 and 2005, we maintained an allowance for doubtful accounts of $5,000, $80,000 and $0, respectively, the provisions for which are included in selling, general and administrative expenses

Income Taxes — On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS 109” (“FIN 48”). As of January 1 and December 31, 2007, there were no unrecognized tax benefits. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at December 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on our financial position, results of operations and cash flows.

For the year ended December 31, 2007 and 2006, we complied with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

For the period of March 29, 2005 to December 31, 2005, the LLC was treated as a partnership for federal and state income tax purposes and, accordingly, did not record a provision for income taxes because the individual members reported their share of the LLC’s income or loss on their personal income tax returns.

Revenue Recognition — In accordance with the provisions of Staff Accounting Bulletin. (“SAB”) No. 101, “Revenue Recognition,” as amended by SAB No. 104, revenues are generally recognized when products are shipped or as services are performed. However, due to the nature of our business, there are additional steps in the revenue recognition process, as described below:

•	Sponsorships: We follow the guidance of Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” and assign the total of sponsorship revenues to the various elements contained within a sponsorship package based on their relative fair values.

•	Licensing: Licensing revenues are recognized upon receipt of notice by the individual licensees as to licensing fees due. Licensing fees received in advance will be deferred and recognized as income when earned.

•	Television rights: We only recognize revenue for television rights to the extent we are paid (or expected to be paid) in cash or other monetary assets and we recognize distribution fee expense only to the extent we are obligated to make payments.

Stock-Based Compensation — Accounting for equity awards issued to employees follows the provisions of SFAS 123(R), “Share-Based Payment.” This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward.

We use the Black-Scholes option pricing model to measure the fair value of options granted to employees.

Earnings Per Share — We comply with the accounting and reporting requirements of SFAS No. 128, “Earnings Per Share.” Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. At December 31, 2007 and 2006, our common stock equivalents include stock options and warrants exercisable for 2,900,306 and 14,611,180, respectively, and 2,189,311 and 653,987, respectively, shares of our common stock. Common stock equivalents are excluded from the calculation in any period in which their inclusion would be anti-dilutive or would decrease the loss per common share.

Control Weakness

Our management has identified a material weakness in our disclosure controls and procedures and our internal control over financial reporting. See Item 9A in this Annual Report on Form 10-K.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective on January 1, 2008, although early adoption is permitted. We are currently assessing the potential effect of SFAS No. 157 on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2007, the FASB ratified EITF Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”), which requires entities to record tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of nonvested equity shares, nonvested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. Management anticipates that the adoption of EITF 06-11 will not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”), which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors, and other users, all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R will be effective for acquisitions with a date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply SFAS No. 141R for any of the Company’s applicable acquisitions beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”, which requires the recognition of a noncontrolling interest

(minority interest) as equity in the consolidated financial statements and separate from the parent’s equity; the inclusion of the amount of net income attributable to the noncontrolling interest in consolidated income on the face of the income statement; and a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 will be effective for the fiscal years beginning on or after December 15, 2008. The Company will apply SFAS No. 160 to any applicable transactions beginning January 1, 2009.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC regarding the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). We are currently evaluating the impact of applying the provisions of SAB 110 on our financial position and results of operations.

Item 7A —	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8 —	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
International Fight League, Inc.

We have audited the accompanying consolidated balance sheets of International Fight League, Inc. and Subsidiary (collectively, the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ and members’ equity (deficit), and cash flows for the years ended December 31, 2007 and 2006, and for the period March 29, 2005 (date of inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Fight League, Inc. and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, and for the period March 29, 2005 (date of inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered consecutive recurring losses, accumulated deficit and negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Rothstein, Kass & Company, P.C.
Roseland, New Jersey
April 14, 2008

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$6,120,500	$16,623,159
Accounts receivable, net	670,990	108,104
Merchandise inventory	—	25,843
Prepaid expenses	457,361	245,316

Total current assets	7,248,851	17,002,422
Property and equipment, net	266,967	303,869
Other assets	113,295	121,346

Total assets	$7,629,113	$17,427,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$845,197	$1,036,444
Accrued commission on private placement	—	1,645,400
Accrued liquidated damages	456,045	—
Accrued expenses and other current liabilities	504,915	1,110,341

Total current liabilities	1,806,157	3,792,185

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 79,056,232 shares and 53,500,448 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	790,562	535,004
Additional paid-in capital	35,936,112	23,996,851
Subscriptions receivable	—	(1,250,000)
Accumulated deficit	(30,903,718)	(9,646,403)

Total stockholders’ equity	5,822,956	13,635,452

Total liabilities and stockholders’ equity	$7,629,113	$17,427,637

The accompanying notes are an integral part of the consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period
			March 29,2005
	For the Year Ended	For the Year Ended	(Date of Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2005

Revenues
Live and televised events:
Advertising — sponsorships and website	$498,005	$274,080	$—
Live events — box office receipts and other revenue	2,435,533	671,665	—
Television rights	2,607,500	—	—
Branded merchandise	117,544	44,315	—

Total revenues	5,658,582	990,060	—

Cost of revenues
Live and televised events:
Advertising — sponsorships	1,539,019	165,180	—
Live events costs	15,928,568	6,287,196	—
Television distribution fees	130,643	—	—
Branded merchandise	99,175	21,390	—

Total cost of revenues	17,697,405	6,473,766	—

Selling, general and administrative expenses	8,702,617	3,858,790	43,003

Stock-based compensation expense	343,906	48,410

Operating loss	(21,085,346)	(9,390,906)	(43,003)

Other income (expenses):
Dividend expense	—	(153,404)	—
Interest expense	(4,712)	(90,647)	—
Liquidated damages	(582,695)	—	—
Interest income	415,438	31,557	—

Other income (expenses), net	(171,969)	(212,494)	—

Net loss	$(21,257,315)	$(9,603,400)	$(43,003)

Net loss per common share — basic and diluted	$(0.33)	$(0.49)	$—

Weighted average number of common shares outstanding — basic and diluted	63,838,915	19,691,088	—

The accompanying notes are an integral part of the consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMEBERS’ EQUITY (DEFICIT)
For the Period March 29, 2005 (date of inception) to December 31, 2007

									Total
						Additional			Stockholders’
	Members’	Common Stock		Series A Preferred Stock		Paid- in	Subscription	Accumulated	Equity
	Equity	Shares	Par Value	Shares	Par Value	Capital	Receivable	Deficit	(Deficit)

Members’ contributions	$1,800	—	$—	—	$—	$—	$—	$—	$1,800
Net loss	—	—	—	—	—	—	—	(43,003)	(43,003)

Balance at December 31, 2005	$1,800	—	—	—	—	—	—	$(43,003)	$(41,203)
Merger of International Fight League, LLC into the Company*	(1,800)	18,582,722	185,827	—	—	(184,027)	—	—	—
Issuance of Series A preferred stock	—	—	—	11,222,218	1,122	2,523,878	—	—	2,525,000
Issuance of Series A preferred stock as payment of accruing dividends	—	—	—	681,788	68	153,336	—	—	153,404
Conversion of Series A preferred stock to common stock*	—	12,289,379	122,894	(11,904,006)	(1,190)	(121,704)	—	—	—
Reverse acquisition transaction	—	1,624,847	16,248	—	—	(1,223,494)	—	—	(1,207,246)
Exchange of indebtedness for common stock	—	1,627,500	16,275	—	—	634,725	—	—	651,000
Issuance of common stock in private placement (net of expenses)	—	19,376,000	193,760	—	—	22,165,727	(1,250,000)	—	21,109,487
Stock-based compensation expense	—	—	—	—	—	48,410	—	—	48,410
Net loss	—	—	—	—	—	—	—	(9,603,400)	(9,603,400)

Balance at December 31, 2006	$—	53,500,448	535,004	—	—	23,996,851	(1,250,000)	$(9,646,403)	$13,635,452
Payment of Subscription	—	—	—	—	—	—	1,250,000	—	1,250,000
Exercise of stock options	—	100,784	1,008	—	—	6,440	—	—	7,448
Issuance of common stock in private placement (net of expenses)	—	25,330,000	253,300	—	—	11,115,428	—	—	11,368,728
Issuance of stock under equity incentive plan	—	125,000	1,250			379,999			381,249
Stock-based compensation and consulting expense	—	—	—	—	—	437,394	—	—	437,394
Net loss	—	—	—	—	—	—	—	(21,257,315)	(21,257,315)

Balance at December 31, 2007	$—	79,056,232	$790,562	$—	$—	$35,936,112	$—	$(30,903,718)	$5,822,956

*	Conversion shares have been retroactively restated to reflect the number of shares received in the business combination

The accompanying notes are an integral part of the consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			March 29, 2005
	For the Year Ended	For the Year Ended	(Date of Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2005

Cash flows from operating activities:
Net loss	$(21,257,315)	$(9,603,400)	$(43,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106,942	29,600	—
Stock-based compensation and consulting expense	532,706	48,410	—
Issuance of Series A preferred stock in lieu of payment of accrued dividends	—	153,404	—
(Recovery)/allowance for uncollectible accounts	(75,000)	80,000	—
Changes in operating assets and liabilities:
Accounts receivable	(487,886)	(188,104)	—
Merchandise inventory	25,843	(25,843)	—
Prepaid expenses	73,892	(245,316)	—
Other assets	—	10,267	(10,267)
Accounts payable	(191,247)	687,641	—
Accrued liquidated damages	456,045	—	—
Accrued expenses and other current liabilities	(605,426)	863,210	13,430

Net cash used in operating activities	(21,421,446)	(8,190,131)	(39,840)

Cash flows from investing activities:
Cash acquired in merger	—	145	—
(Payment)/refund of security deposits	8,051	(121,346)	—
Purchase of property and equipment	(70,040)	(333,469)	—

Net cash used in investing activities	(61,989)	(454,670)	—

Cash flows from financing activities:
Members’ contribution			1,800
Receipt of subscription receivable	1,250,000
Proceeds from exercise of stock options	7,448	—	—
Issuance of Series A preferred stock	—	1,350,000	—
Payment of accrued commission on private placement	(1,645,400)	—	—
Issuance of common stock in private placement	12,665,000	22,970,000	—
Costs of private placements	(1,296,272)	—	—
Proceeds of related party loan	—	4,850,000	—
Repayment of related party loan	—	(5,039,000)	—
Investor advances	—	—	1,175,000
Net cash provided by financing activities	10,980,776	24,131,000	1,176,800

Net increase/(decrease) in cash and cash equivalents	(10,502,659)	15,486,199	1,136,960
Cash and cash equivalents at beginning of period	16,623,159	1,136,960	—

Cash and cash equivalents at end of period	$6,120,500	$16,623,159	$1,136,960

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,712	$90,647	$—

Cash paid during the period for income taxes	$—	$500	$—

Supplemental schedule of non-cash investing and financing activities:
Net liabilities acquired in acquisition	$—	$1,207,246	$—

Exchange of indebtedness for common stock	$—	$651,000	$—

Accrued commission on private placement	$—	$1,645,400	$—

Conversion of investor advances to Series A preferred stock	$—	$1,175,000	$—

Supplemental disclosure of non-cash financing activity:
Issuance of restricted stock as compensation	$381,249	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

Nature of Operations

Prior to November 29, 2006, we were known as Paligent Inc., a Delaware corporation (“Paligent”). On November 29, 2006, we acquired International Fight League, Inc., a privately-held Delaware corporation (“Old IFL”), pursuant to an agreement and plan of merger, dated as of August 25, 2006, as amended (the “Merger Agreement”), by and among us, IFL Corp., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), and Old IFL, providing for the merger of Merger Sub and Old IFL, with Old IFL being the surviving corporation and becoming our wholly-owned subsidiary (the “Merger”). Immediately following the Merger, we changed our name to International Fight League, Inc. (“IFL” or collectively, the “Company”), and Old IFL changed its name to IFL Corp. and continued to operate Old IFL’s business of organizing and promoting a mixed martial arts sports league (see Note 4).

The accompanying consolidated financial statements represent the accounts of IFL, a professional mixed martial arts (“MMA”) sports league. IFL is an integrated media and entertainment company, engaged in the development, production and marketing of live mixed martial arts events with the intent to package television and pay-per-view programming and eventually the license and sale of branded consumer products featuring the IFL and its personalities.

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

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

On November 29, 2006, as part of the Merger, Paligent issued 30,872,101 shares of its common stock to the former stockholders of Old IFL in exchange for all of the issued and outstanding shares of common stock of Old IFL (including shares of Old IFL preferred stock which were converted to Old IFL common stock immediately prior to the Merger) in a transaction accounted for as a reverse acquisition of a “shell company.”. Old IFL was deemed to be the acquirer for accounting purposes, and Paligent was deemed to be the legal acquirer (see Note 4).

The consolidated financial statements include the accounts of Old IFL from March 29, 2005 (date of inception) to December 31, 2005 and for the years ended December 31, 2007 and 2006. The consolidated financial statements also include the accounts of IFL from November 29, 2006 (the effective date of the Merger) to December 31, 2006, plus the cash acquired and liabilities assumed for accounting purposes from Paligent at the time of the Merger and for the year ended December 31, 2007. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets, ranging from 3 to 5 years or, when applicable, over the life of the lease, whichever is shorter.

Long-Lived Assets

The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standards No. (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such a review. Long-lived assets will be written-down if the evaluation determines that the fair value is less than the book amount.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all short-term investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable and establishes allowances for the amount of receivables that are estimated to be uncollectible. Allowances are based on the length of time receivables are outstanding and the financial condition of individual customers. As of December 31, 2007 and 2006, the Company maintained an allowance for doubtful accounts of $5,000 and $80,000 respectively, the provisions for which are included in selling, general and administrative expenses.

Merchandise Inventory

Merchandise inventory consists of merchandise sold on a direct sales basis, which are not sold through wholesale distributors and retailers. Substantially all merchandise inventory consists of finished goods. Inventory is stated at the lower of cost (first-in, first-out basis) or market. The valuation of merchandise inventory requires management to make estimates assessing the quantities and the prices at which the inventory can be sold. As of December 31, 2007, the Company had written off all of its merchandise inventory.

Income Taxes

For the years ended December 31, 2007 and 2006, the Company complied with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the consolidated financial statements and applies to all tax positions taken by a company, both those deemed to be routine as well as those for which there may be a high degree of uncertainty.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. Derecognition of a tax position previously recognized would occur when a company subsequently concludes that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows. During the year ended December 31, 2007, the Company recognized no adjustments for uncertain tax provisions.

For the period March 29, 2005 (date of inception) to December 31, 2005, the LLC was treated as a partnership for federal and state income tax purposes and, accordingly, did not record a provision for income taxes because the individual members reported their share of the LLC’s income or loss on their personal income tax returns.

Revenue Recognition

In accordance with the provisions of the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition”, as amended by SAB 104, revenues are generally recognized when products are shipped or as services are performed. However, due to the nature of the Company’s business, there are additional steps in the revenue recognition process, as described below:

•	Sponsorships: The Company follows the guidance of Emerging Issues Task Force Issue (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables,” and assigns the total of sponsorship revenues to the various elements contained within a sponsorship package based on their relative fair values.

•	Licensing: Licensing revenues are recognized upon receipt of notice by the individual licensees as to licensing fees due. Licensing fees received in advance will be deferred and recognized as income when earned.

•	Television rights: The Company only recognizes revenue for television rights to the extent the Company is paid (or expected to be paid) in cash or other monetary assets and the Company recognizes distribution fee expense only to the extent the Company is obligated to make payments.

Stock-Based Compensation

Accounting for equity awards granted to employees follows the provisions of SFAS No. 123(R), “Share-Based Payment” and the SEC’s SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies.” This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward.

The Company uses the Black-Scholes option pricing model to measure the fair value of options granted to employees.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Expense

In accordance with the provisions of Statement of Position No. 93-7, “Reporting on Advertising Costs,” advertising costs are expensed as incurred, except for costs related to the development of a major commercial or media campaign which are expensed in the period in which the commercial or campaign is first presented.

Advertising expense for the years ended December 31, 2007 and 2006 and for the period from March 29, 2005 (date of inception) to December 31, 2005 were $1,539,019, $165,180 and $0, respectively.

Loss Per Share

The Company complies with the accounting and reporting requirements of SFAS No. 128, “Earnings Per Share.” Basic loss per share (“EPS”) excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. For the years ended December 31, 2007 and 2006, the Company’s common stock equivalents include stock options and warrants exercisable for 2,900,306 and 14,611,180 respectively, and 2,189,311 and 653,987, respectively, shares of our common stock. Included in stock options are approximately 262,000 and 264,000 options from Paligent still outstanding as of December 31, 2007 and December 31, 2006, respectively, with average exercise prices of $37.22 and $37.44, respectively. These common stock equivalents are not included in the diluted EPS calculations because the effect of their inclusion would be anti-dilutive or would decrease the loss per common share.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts as presented in the accompanying consolidated balance sheets at December 31, 2007 and 2006.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective on January 1, 2008, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS No. 157 on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements.” The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2007, the FASB ratified EITF Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, which requires entities to record tax benefits on dividends or dividend

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of nonvested equity shares, nonvested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF-06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. Management anticipates that the adoption of EITF Issue No. 06-11 will not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”), which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors, and other users, all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R will be effective for acquisitions with a date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply SFAS No. 141R for any of the Company’s applicable acquisitions beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”, which requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity; the inclusion of the amount of net income attributable to the noncontrolling interest in consolidated income on the face of the income statement; and a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 will be effective for the fiscal years beginning on or after December 15, 2008. The Company will apply SFAS No. 160 to any applicable transactions beginning January 1, 2009.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC regarding the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). We are currently evaluating the impact of applying the provisions of SAB 110 on our financial position and results of operations.

Reclassifications

The presentation of the December 31, 2006 consolidated statement of operations has been reclassified to conform to the December 31, 2007 presentation.

NOTE 3 —	GOING CONCERN

Since inception, our MMA operations have incurred consecutive recurring losses, accumulated deficit and negative cash flows. We have funded these operating deficits through proceeds of (a) $2.5 million from the 2006 issuance of preferred stock, (b) approximately $22 million net proceeds from our December 2006 private placement of common stock, and (c) $11.6 million of net proceeds from our August 2007 private placement of common stock. Based upon management’s current forecast of future revenues and expenses, the Company does not believe its cash resources will likely be sufficient to fund operations through the end of 2008. The Company plans to reduce expenses through cost reduction efforts and is making efforts to realize additional cash from the following: (i) live events revenues at the levels expected; (ii) the distribution of programming internationally pursuant to our exclusive relationship with Alfred Haber Distribution, Inc.; (iii) the continuation of televising our events and (iv) an increase in sponsorship and licensing revenue. The Company is also

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exploring various alternatives to increase profitability, such as a strategic alliance or relationship with a significant sports, entertainment or media organization or another significant entity interested in promoting MMA and/or exploiting our digital rights.

The Company has taken several steps in an effort to reduce its expenses and revise its entire live event and television production activities and structure to realize additional cost savings. In addition, we have implemented changes to our events and league structure with the goal of generating more fan interest. These measures have been taken into account in our forecast above.

If we are not able to generate sufficient cash from operations or if we are unable to secure sufficient debt or equity financing for operations, we will experience a cash shortage, the effect of which could result in the discontinuance of operations. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. No adjustments have been made to the consolidated financial statements as of and for the year ended December 31, 2007 that might result from the outcome of this uncertainty.

NOTE 4 —	BUSINESS COMBINATION

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

The reverse acquisition, as described above, has been accounted for as a purchase business combination in which Old IFL was the accounting acquirer and Paligent was the legal acquirer. No goodwill has been recognized since Paligent was a “shell company.” Accordingly, the accompanying consolidated statements of operations include the results of operations of IFL from November 29, 2006, the effective date of the Merger, through December 31, 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	CONCENTRATIONS OF CREDIT RISKS

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

NOTE 6 —	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2007	2006

Computer equipment and software	$133,368	$103,876
Other equipment	223,047	208,333
Leasehold improvements	47,093	21,260

Total	403,508	333,469
Less: accumulated depreciation and amortization	(136,541)	(29,600)

Property and equipment, net	$266,967	$303,869

Depreciation expense was $106,942, $29,600 and $0 for the years ended December 31, 2007 and 2006 and for the period March 29, 2005 (date of inception) to December 31, 2005, respectively.

NOTE 7 —	STOCKHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)

The consolidated statements of stockholders’ and members’ equity(deficit) have been retroactively restated to reflect the 1-for-20 reverse stock split that occurred immediately prior to the effective time of Merger and the number of shares received by the stockholders of Old IFL in the business combination (See Note 4).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 28, 2006, the Company completed a private sale with a number of institutional and individual accredited investors for 19,376,000 shares of common stock, par value $0.01 (the “Shares”), at a price of $1.25 per share for gross proceeds of $24,220,000. In connection with the private placement, the Company incurred expenses, which included, without limitation, commissions to the placement agent, legal and accounting fees, and other miscellaneous expenses, of approximately $2 million. In addition, the Company issued to the placement agent, as additional compensation for its services, a five-year warrant to purchase 581,280 shares of the Company’s common stock at an exercise price of $1.25 per share.

On August 6, 2007, the Company completed a private sale with a number of institutional and individual accredited investors for 25,330,000 shares of common stock at a price of $0.50 per share, for gross proceeds of $12,665,000, and warrants to purchase up to 12,665,000 shares of common stock with an exercise price of $1.05 per share and an expiration date of August 6, 2012. In connection with the private placement, the Company incurred expenses, which included, without limitation, commissions to the placement agent, legal and accounting fees, and other miscellaneous expenses, of approximately $1.1 million. In addition, the Company issued to the placement agent, as additional compensation for its services, a five year warrant to purchase 729,900 shares of the Company’s common stock at an exercise price of $1.05 per share.

For the year ended December 31, 2007, the Company incurred liquidated damages of $582,695 pursuant to the registration rights agreements with the investors in the December 2006 and August 2007 private sales of the Company’s common stock. The Company incurred these costs because (a) delays getting the registration statement effective to register the shares issued in the August 2007 private placement and (b) the investors in the December 2006 private placement were unable to sell their shares under the previously effective registration statement.

NOTE 8 —	LEASE

The Company leases space for its principal office in New York City. This operating lease commenced on September 1, 2006 and expires on August 31, 2010. Rent expense initially is $13,394 per month (not including escalations) commencing on November 1, 2006 and is payable monthly in advance. The Company also rents space for an office in Las Vegas, Nevada under a one year lease agreement. Future minimum rental payments are as follows:

2008	$197,000
2009	169,000
2010	113,000

Rent expense for the years ended December 31, 2007 and 2006 and for the period March 29, 2005 (date of inception) to December 31, 2005 was approximately $235,000, $58,000 and $0, respectively.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	RELATED PARTY TRANSACTIONS

Transactions with Entities Controlled by Our Officers and Directors

Prior to moving to its new principal office in New York City in October 2006, Old IFL utilized office space provided by a business venture controlled by the Company’s former chief executive officer. No rent was charged to Old IFL under this arrangement, nor is there any obligation upon the Company or Old IFL to pay rent for its past use of such premises.

In addition, certain business transactions were transacted among the Company and two business ventures that are controlled by the Company’s former chief executive officer. The Company reimbursed these related companies for charges incurred and advances made on the Company’s behalf. Further, the Company purchased certain goods and services from these related companies. For the year ended December 31, 2007, the Company had transactions aggregating $658,000, all of which has been paid and no amounts were outstanding as of December 31, 2007. As of December 31, 2006, approximately $166,000 was owed to these related companies, of which $119,000 are included in accounts payable and $47,000 are included in accrued expenses, relating to transactions aggregating $442,000 for the year ended December 31, 2006. During 2005, there were no comparable transactions.

During the year ended December 31, 2007, the Company paid amounts to a company controlled by its current President and Chief Executive Officer, Jay Larkin, for consulting services provided to the Company prior to Mr. Larkin’s employment with the Company. The total amount paid by the Company for these services and reimbursement of related expenses was $136,500 in 2007, and no such amounts have been paid after Mr. Larkin commenced his employment with the Company in September 2007. During 2006 and 2005, there were no comparable transactions.

During the year ended December 31, 2007, the Company paid $95,125 for logistics and consulting services and reimbursement of expenses to a company controlled by a family member of Kurt Otto, the Commissioner and one of the Company’s directors.

Loans from Directors, Officers, Stockholders and Affiliated Parties

On August 1, 2006, the Company executed a promissory note with Richard J. Kurtz pursuant to which the Company received, at various times during the year ended December 31, 2006, loan proceeds aggregating $4,850,000. The loans bore interest at 8% per annum and were repaid in their entirety, together with interest of $88,931, on December 28, 2006. As a result of our December 2006 private placement, the Company was required to and did repay all of its outstanding indebtedness plus accrued interest owed to Mr. Kurtz using approximately $5.2 million of the net proceeds from the private placement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On June 11, 2006, pursuant to a merger agreement between the LLC and Old IFL, all of the members of the LLC, exchanged their respective member interests in the LLC for 18,000,000 shares of Old IFL common stock. As a result of the Merger, those shares of OLD IFL common stock were converted into 18,582,722 shares if IFL common stock.

Lease Guaranty

In connection with Old IFL’s lease of our New York City headquarters in August 2006, our former chief executive officer executed an unconditional and irrevocable guaranty of Old IFL’s obligations under the lease. This operating lease commenced on September 1, 2006 and expires on August 31, 2010. With the approval of the Board of Directors, the Company agreed to indemnify our former chief executive officer for any costs or losses incurred by him as a result of this guaranty. Rent expense initially was $13,394 per month (not including escalations) commencing on November 1, 2006 and payable in advance.

NOTE 10 —	COMMITMENTS AND CONTINGENCIES

The Company routinely enters into employment arrangements with management and staff providing for differing severance arrangements. The Company’s employment agreement with its President and Chief Executive Officer provides for severance benefits of three months of salary (currently $325,000 per year) if he is terminated without cause or terminates his employment for good reason. The Company’s Executive Vice President’s employment agreement provides for severance benefits of 6 months of salary (currently $240,000 per year) if he is terminated without cause. The Company does not have an established policy for severance, but has an understanding with a select few other employees for severance benefits of one to three months of salary.

NOTE 11 —	TELEVISION RIGHTS

In January 2007, the Company entered into a Letter of Intent with Fox Cable Networks, Inc. (“Fox”) and MyNetworkTV, Inc. (“MNTV” and, together with Fox, the “Fox Entities”) (the “Letter of Intent”), which set forth certain terms and conditions under which the Fox Entities and IFL proposed to create, promote and distribute IFL MMA content. Under the Letter of Intent, FSN had exclusive distribution rights to all IFL regular season, playoff and championship events. The Company did not recognize any revenues as a result of the FSN telecast. The Letter of Intent also provided for the telecasting of IFL MMA content on MNTV, for which MNTV paid fees to the Company. In 2007, MNTV paid the Company $1,607,500 for the year ended December 31, 2007, which the Company recognized as revenue.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the Company entered into an agreement with Alfred Haber Distribution, Inc. to be the exclusive distributor internationally of IFL MMA content broadcasted on FSN and MNTV. The Company recognized $1,000,000 in revenue for the year ended December 31, 2007 from this arrangement.

On various dates during the year ended December 31, 2006, the Company entered into agreements with National Sports Programming, owner and operator of FSN regarding IFL’s series of team mixed martial arts matches held during the year ended December 31, 2006. The agreements granted FSN certain rights to the telecasts and, in return, FSN agreed to broadcast the series under specified conditions. The Company did not recognize any television rights revenue related to those agreements.

NOTE 12 —	INCOME TAXES

No current federal or state income tax provision has been provided for in the accompanying consolidated financial statements as the Company has incurred losses since its inception. The provision for income taxes consists of the following:

	2007	2006

Deferred
Federal	$(6,047,000)	$(4,555,000)
State	(1,875,000)	(1,186,000)

	(7,922,000)	(5,741,000)
Valuation allowance	7,922,000	5,741,000)

	$—	$—

At December 31, 2007, the Company has Federal and State Net Operating Loss (“NOL”) carry forwards for income tax purposes of $122 million. These NOL carry forwards expire beginning in the year 2008 through 2027 but are limited due to Section 382 of the IRS code (“382 Limitation”) which states that the amount of taxable income of any new loss corporation for any year after a greater than 50% change in control has occurred shall not exceed certain prescribed limitations. As a result of the Merger approximately $85 million of the available NOL carry forwards are subject to a 382 Limitation. Since the Company entered into a new line of business after the Merger, the continuity of business requirements under Section 382 have not been satisfied. As such, the Section 382 Limitation of the pre-Merger NOL carryforwards are zero, and such NOL carryforwards may not be utilized in the future. The NOL carryforwards generated post-Merger, totaling approximately $31 million, are fully utilizable by the Company to offset future taxable income. However, the post-Merger NOL carryforwards are also subject to a Section 382 ownership change occurring in August 2007. Such NOL carryforwards are subject to an annual limitation of approximately $2.7 million.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Company’s net consolidated deferred tax assets were as follows at December 31, 2007 and 2006:

	2007		2006

NOL carry forwards		$13,595,000		$5,687,000
Equity-based compensation		63,000		21,000
Allowance for doubtful accounts		2,000		34,000
Other		4,000		- 0 -

Gross deferred tax asset		13,664,000		5,742,000
Less: valuation allowance		(13,663,000)		(5,741,000)

Deferred tax asset after valuation allowance		1,000		1,000
Deferred tax liability — depreciation		(1,000)		(1,000)

Net deferred tax asset	$	- 0 -	$	- 0 -

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of losses, management concluded that it is more likely than not that the Company will not realize the benefit of the deferred tax assets. Accordingly, a full valuation allowance has been provided for the deferred tax assets. The valuation allowance increased by approximately $5.7 million and $7.9 million during the years ended December 31, 2006 and 2007, respectively.

The reconciliations between the income tax provision at the U.S. federal statutory rate and the Company’s effective tax rate is as follows:

	For the Years Ended December 31,
	2007	2006

Provision at U.S. federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	9.8%	9.8%
Change in valuation allowance	(37.1)%	(43.8)%
Net operating loss adjustment	(7.0)%	0.0%
Other	0.3%	0.0%

Effective income tax rate	0.0%	0.0%

NOTE 13 —	STOCK-BASED COMPENSATION

During the year ended December 31, 2006, the Company adopted the new 2006 Equity Incentive Plan (the “Plan”), which permits the grant of stock options, restricted stock and other forms of share-based awards to its employees and service providers for up to 5,000,000 shares of the Company’s common stock. Option awards generally vest based on 3 years of continuous service and have 10-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). As part of the Merger (see Note 4), in exchange for options to purchase 1,865,000 shares of Old IFL common stock, we issued to the holders thereof options to purchase an aggregate of 1,925,376 shares of our common stock under our 2006 Equity Incentive Plan which has substantially the same terms and conditions as the Old IFL options.

The Company’s stock-based compensation cost was $343,906 and $48,410 for the years ended December 31, 2007 and 2006, respectively.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

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

	December 31,	December 31,
	2007	2006

Expected volatility	226%	33%
Expected dividends	0	0
Expected term (in years)	2-5	2-5
Risk-free rate	4.6%	4.7%

A summary of option activity under the Plan for the years ended December 31, 2007 and 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
Options	Shares	Price	Term (in years)

Outstanding at January 1, 2006	—	—
Granted	1,865,000	$0.20
Exchange adjustment	60,376

Outstanding at December 31, 2006	1,925,376	$0.20	9.4
Exercisable at December 31, 2006	185,827	$0.06

Outstanding at December 31, 2006	1,925,376	$0.16
Exercised	(100,785)	0.07
Granted	1,100,000	0.55
Cancelled/Forfeited	(286,672)	0.26

Outstanding at December 31, 2007	2,637,919	$0.32	8.5

Exercisable at December 31, 2007	879,995	$0.17

Restricted Stock

The fair value of restricted stock awards is determined based upon the number of shares awarded and the quoted price of our common stock on the date of the grant. The fair value of the award is recognized as an expense over the service or vesting period, net of forfeitures, using the straight-line method under SFAS No. 123(R). Because the Company does not have historical data on forfeitures and has made only one grant of restricted stock, forfeitures are calculated based upon actual forfeitures, not estimates or assumptions.

We granted one award of 125,000 shares of restricted stock, with an aggregate fair value of $381,250, of which $95,312 was recognized as compensation expense in fiscal 2007. No shares have been forfeited and none of the shares were vested as of December 31, 2007. No restricted stock awards were granted or were outstanding for fiscal 2006.

NOTE 14 —	WARRANTS

During the year ended December 31, 2007, the Company issued a total of 14,611,180 warrants to purchase common stock at prices ranging from $.30 per share to $1.25 per share. Of this total, 13,976,180 were issued in connection with the Company’s December 2006 and August 2007 private placements, are fully vested and no charges to earnings were recognized. The remaining 635,000 warrants were issued as incentive compensation to league coaches and as compensation to a consultant to the Company, of which 318,333 are vested as of December 31, 2007. In connection with these 635,000 warrants, cost of $327,777 were recorded for the year ended December 31, 2007, of which $138,977 was recorded as stock-based compensation expense and $188,800 was recorded as selling, general and administrative expense.

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option valuation model that used the assumptions noted in the following table. Expected volatilities are estimated based on the market prices of the Company’s common stock. The expected term of the warrants is 3 years based upon the vesting period of the warrants. The risk-free rate for the expected term of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant.

Expected volatility	219%
Expected dividends	0
Expected term (in years)	0-5
Risk-free rate	4.9%

NOTE 15 —	UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

	2007 Quarter Ended
	March 31	June 30	September 30	December 31

Total revenues	$810,357	$1,673,230	$1,878,190	$1,296,805
Total cost of revenues	$5,639,752	$6,442,265	$3,200,268	$2,415,120
Operating loss	$(7,123,534)	$(6,947,516)	$(3,731,310)	$(3,282,986)
Net loss	$(6,962,208)	$(6,876,800)	$(3,644,213)	$(3,774,094)
Net loss per common share — basic and diluted	$(0.13)	$(0.13)	$(0.05)	$(0.05)

	2006 Quarter Ended
	March 31	June 30	September 30	December 31

Total revenues	$—	$362,794	$362,830	$264,436
Total cost of revenues	$—	$1,616,382	$2,162,138	$2,695,246
Operating loss	$(574,772)	$(1,773,907)	$(3,083,636)	$(3,958,591)
Net loss	$(590,699)	$(1,807,826)	$(3,143,111)	$(4,061,764)
Net loss per common share — basic and diluted	$(0.04)	$(0.10)	$(0.17)	$(0.16)

Unaudited quarterly information for 2005 has been omitted as it has been deemed not material or comparable.

NOTE 16 — SUBSEQUENT EVENT

The Company’s commissioner resigned from his employment and management positions effective March 31, 2008. Commencing April 1, 2008, he will be working for the Company as a matchmaker on an independent contractor basis, and will be paid $10,000 for each event at which he serves as a matchmaker for the fights at the event.

Item 9 —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A —	Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have not been operating effectively as of the end of the period covered by this report.

In connection with the preparation of this Annual Report on Form 10-K, management identified a material weakness due to insufficient resources in the accounting and finance departments, resulting in (i) ineffective review, monitoring and analysis of schedules, reconciliations and consolidated financial statement disclosures and (ii) the misapplication of U.S. GAAP and SEC financial reporting requirements. Due to the lack of resources that are appropriately qualified in the areas of U.S. GAAP and SEC financial reporting, and the potential impact on the consolidated financial statements and related disclosures and the importance of the interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the financial statement would not have been prevented or detected.

Management’s Report on Internal Control Over Financial Reporting — Our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was not effective as of December 31, 2007 due to a material weakness.

A “material weakness” is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2007, our management identified deficiencies in the design or operation of our internal controls that it considers to be material weaknesses in the effectiveness of our internal controls pursuant to standards established by the Public Company Accounting Oversight Board. We noted the following material weaknesses that became evident to management:

•	The Company had insufficient controls and procedures in place to ensure appropriate segregation of duties within the accounts payable functions. The responsibilities assigned to the controller include substantially all financial reporting and accounting functions. No additional personnel in the Company perform functions at a level of precision that would adequately prevent or detect misstatements on a timely basis.

Changes in Internal Controls over Financial Reporting — As of March 20, 2008, we began to take and implement the following remediation steps to remedy the material weaknesses and enhance the internal control over financial reporting:

(i) We implemented a system whereby it retained the outside services of a professional accounting firm; experts in the field of internal controls to assess and re-engineer the control environment so as to compensate for the inherent segregation of duties issues due to limited resources.

(ii) We will emphasize enhancement of the segregation of duties based on the limited resources we have and, where practicable, we will continue to assess the cost versus benefits of adding additional resources that would mitigate the situation.

As of March 20, 2008, there was no other material weaknesses identified other than the weaknesses identified and described above. The Company has implemented (i) and (ii) as described above and continues to monitor the effectiveness of these controls and procedures to ensure full compliance with these measures. The Company believes that it has fully described the material weaknesses and the steps it has taken and implemented to address these weaknesses in Item 9A — Controls and Procedures in the Form 10-K for the Fiscal Year Ended December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B —	Other Information

None.

Part III

Item 10 —	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following persons are our directors and executive officers, and hold the offices set forth opposite their names:

Name	Age	Position

Jay Larkin	57	President and Interim Chief Executive Officer
Kurt Otto	38	Director
Jeffrey M. Jagid	39	Director
Kevin Waldman	37	Director
Michael C. Keefe	51	Executive Vice President, General Counsel, Corporate Secretary and Acting Chief Financial Officer

Jay Larkin joined us on September 21, 2007 as our President and Chief Operating Officer and became our Interim Chief Executive Officer on November 19, 2007. In 2006, Mr. Larkin began his own multimedia production company, which provided services to us in early 2007. Prior to that, Mr. Larkin was with Showtime Networks in various positions from 1984 until 2006. In his last position with Showtime, Mr. Larkin was Senior Vice President and Senior Executive Producer of Showtime Sports & Event Programming for Showtime Networks. In that capacity, he was responsible for the programming, acquisition and production of comedy and music events for the premium television network as well as running the company’s highly successful boxing franchise. In 2005, Mr. Larkin received nominations for both a Primetime Emmy Award and a Tony Award. Mr. Larkin has been intricately involved in the marketing, distribution and production of many record-setting and award-winning pay-per-view concerts including “The Backstreet Boys in Concert,” “The Spice

Girls: Wild,” “The Rolling Stones: Steel Wheels,” and “Music for Montserrat” featuring Paul McCartney, Eric Clapton, Sting and Elton John. Prior to being employed by Showtime, Mr. Larkin’s worked extensively in professional theater and the performing arts, both on- and off-Broadway. He holds a Bachelor of Arts degree in theater and directing from C.W. Post College of Long Island University. He also studied at the Boston Conservatory of Music and UCLA’s School of Theater, Film and Television.

Kurt Otto has been a director since the Merger and was our Commissioner and Vice Chairman until March 31, 2008. Mr. Otto is now working as a matchmaker for us an independent consultant basis. Prior to the Merger, Mr. Otto was Vice Chairman and a director with Old IFL. Mr. Otto is also currently an Associate at FDS Architecture, a leading New Jersey architecture firm, which he joined in 1997, and a partner in Timeless Estates, a luxury residential land developer in northern New Jersey. Mr. Otto is currently a 2nd degree black belt in tae-kwon do and is studying jiu-jitsu under world champion Renzo Gracie. Mr. Otto has had a lifelong passion for martial arts, which he has been studying for nearly 30 years and teaching for over 15 years. Mr. Otto graduated from the Pratt Institute in 1994 with a Bachelor of Architecture degree.

Jeffrey M. Jagid has been a director since May 1, 2007. Mr. Jagid has been the Chairman of the Board of I.D. Systems, Inc., a provider of advanced wireless solutions for tracking and managing enterprise assets, since June 2001 and its Chief Executive Officer since June 2000. Prior thereto, he served as its Chief Operating Officer. Since he joined I.D. Systems, Inc. in 1995, Mr. Jagid also has served as a director as well as the I.D. Systems’ General Counsel. Mr. Jagid received a Bachelor of Business Administration from Emory University in 1991 and a Juris Doctor degree from the Benjamin N. Cardozo School of Law in 1994. Prior to joining I.D. Systems, Mr. Jagid was a corporate litigation associate at the law firm of Tannenbaum Helpern Syracuse & Hirschtritt LLP in New York City. He is a member of the Bar of the States of New York and New Jersey. Mr. Jagid is also a director of Coining Technologies, Inc. and sits on the executive committee of the NJ-PA Council of the AeA (formerly the American Electronics Association). I.D. Systems, Inc. trades on the Nasdaq Global Market under the ticker “IDSY” and is engaged in the development, marketing, and sale of wireless solutions.

Kevin Waldman joined our Board of Directors on June 12, 2007. Mr. Waldman is a Managing Director of Veronis Suhler Stevenson, a private equity firm that invests in buyout and structured capital funds in the media, communications, information and education industries in North America and Europe. Mr. Waldman has been with Veronis Suhler Stevenson since 1996, and has a broad range of experience with numerous sectors within the media and communications industries, including directory publishing, radio and television broadcasting, cable television, business information, marketing services, wireless communication towers and telecommunication services. Mr. Waldman has been active across a range of VSS portfolio companies, including ITN Networks, DOAR Communications Inc., Riviera Broadcast Group, GoldenState Towers, User-Friendly Phone Book, Birch Telecom, Broadcasting Partners Holdings, Spectrum Resources Towers and Triax Midwest Associates. Mr. Waldman currently serves as a member of the Board of ITN Networks, User-Friendly, DOAR Communications Inc. and Riveira Broadcast Group. He previously served as a member of the Boards of GoldenState Towers and ionex Telecommunications. Prior to joining VSS, Mr. Waldman worked at JP Morgan & Co. Mr. Waldman holds a Bachelor of Science degree from Syracuse University.

Michael C. Keefe joined us on March 28, 2007.  Mr. Keefe joined us on March 28, 2007 as is our President of Legal and Business Affairs and became our Executive Vice President, General Counsel and Corporate Secretary when Jay Larkin joining us as President and Chief Operating Officer. Mr. Keefe became our Acting Chief Financial Officer on November 20, 2007. Prior to his employment with us, Mr. Keefe previously served in various legal roles with Lucent Technologies for ten years since its inception in 1996, including the last four as the Law Vice President, Corporate. Mr. Keefe was responsible for all legal aspects of SEC reporting and compliance, corporate governance, mergers and acquisitions, corporate finance and numerous other areas. Prior to Lucent Technologies, Mr. Keefe served in various legal roles with AT&T and was in private practice at the law firm McCarter & English, LLP. Mr. Keefe, a former Certified Public Accountant, began his career at Coopers & Lybrand, a predecessor firm to PricewaterhouseCoopers LLP. Mr. Keefe graduated from Seton Hall University School of Law and from Seton Hall University with a Bachelor of Science degree in Business Administration.

Changes in Directors and Executive Officers

On November 19, 2007, our Board of Directors appointed Jay Larkin, our President and Chief Operating Officer at the time, as our Interim Chief Executive Officer as a result of the resignation by Gareb Shamus as Chairman, Chief Executive Officer and Interim Chief Financial Officer. On November 20, 2007, Mr. Keefe became our Acting Chief Financial Officer. Mr. Shamus resigned from our Board of Directors on December 17, 2007. The terms of Messrs. Larkin’s and Keefe’s employment agreement and Mr. Shamus’ transition agreement are described under “Executive Employment Contracts” in “Item 11 — Executive Compensation.”

As part of the Merger, our two then existing directors Salvatore A. Bucci and Richard Kurtz, and Old IFL’s three then existing directors, Michael Molnar, Kurt Otto and Gareb Shamus, were elected as our directors, and Old IFL’s officers became our officers, except that upon the consummation of the Merger, Mr. Bucci, our President and Chief Executive Offer before the Merger, resigned from these positions and was appointed as our President and Chief Financial Officer, Executive Vice President and Treasurer. On April 25, 2007, Mr. Kurtz voluntarily resigned as one of our directors and Mr. Bucci and Mr. Molnar decided not to stand for reelection at our 2007 annual meeting on June 28, 2007.

On April 2, 2007, we entered into an agreement and general release (the “Agreement and Release”), pursuant to which Salvatore A. Bucci, our former Chief Financial Officer, Executive Vice President and Treasurer agreed to resign effective at the close of business on June 30, 2007. This Agreement and Release was amended and restated as of June 19, 2007, pursuant to which Mr. Bucci’s resignation date was extended to September 30, 2007. Under these arrangements, Mr. Bucci continued to serve as our Chief Financial Officer, Executive Vice President and Treasurer through September 30, 2007. See “Executive Employment Contracts” under “Item 11 — Executive Compensation” for the terms of Mr. Bucci’s Agreement and Release.

On June 30, 2007, Joel Ehrlich resigned as our President of Sales and Chief Marketing Officer. Mr. Ehrlich joined us in January 2007.

Term of Offices

Members of our Board of Directors are elected for one year terms, expiring at the next annual stockholders meeting. Officers do not have specified terms of office and serve at the discretion of the Board of Directors. See “Executive Employment Contracts” under “Item 11 — Executive Compensation” for the terms of Messrs. Larkin’s and Keefe’s employment contracts.

Family Relationships

There are no family relationships among the individuals comprising our board of directors, management and other key personnel.

Code of Ethics

We have adopted a written code of ethics that applies to our principal executive officer and all of our financial officer, including our chief financial officer and our controller. This code is intended to promote honest and ethical conduct, full and accurate reporting and compliance with laws, as well as other matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons beneficially owning more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission and to provide us with initial reports of ownership, reports of changes in ownership and annual reports of ownership of our common stock and other equity securities. Based solely upon a review of such reports furnished to us by our directors, executive officers and 10% beneficial owners, we believe that all Section 16(a) reporting requirements were timely fulfilled during 2007, except that Michael. Keefe and Joel Ehrlich each filed his respective Form 3 late.

Audit Committee Financial Expert

The Board of Directors has also determined that Jeffrey M. Jagid, the Audit Committee’s chairman, meets the SEC criteria for an “audit committee financial expert.”

Item 11 —	Executive Compensation

Compensation Committee Report

We, the Compensation Committee of the Board of Directors, have reviewed and discussed the following Compensation Discussion and Analysis with management. Based on that review and discussions, we have approved the inclusion of the Compensation Discussion and Analysis in this Annual Report on Form 10-K.

Respectfully submitted,

Compensation Committee of the Board of Directors

Kevin Waldman, Chairman
Jeffrey M. Jagid

Compensation Discussion and Analysis

Introduction

This discussion presents the principles underlying our executive officer compensation program. Our goal in this discussion is to provide the reasons why we award compensation as we do and to place in perspective the data presented in the tables that follow this discussion. The focus is primarily on compensation of our executive officers for the fiscal year ended December 31, 2007, but some historical and forward-looking information is also provided to put such year’s compensation information in context. IFL is a relative new business and has not yet been profitable. In addition, two of our current executive officers joined us during 2007, with Jay Larkin joining IFL as the President in September 2007 and becoming our Interim Chief Executive Officer in November 2007. Accordingly, we are still in the process establishing a compensation program that will provide a long-term compensation plan for us

Compensation Philosophy and Objectives

We attempt to apply a consistent philosophy to compensation for all employees, including senior management. This philosophy is based on the premises that our success is dependent upon the efforts of each employee and that a cooperative, team-oriented environment is an essential part of our culture. We believe in the importance of rewarding our employees for our successes, which is why we emphasize equity compensation. Particular emphasis is placed on broad employee equity participation through the use of stock options and restricted stock awards. We have not implemented a plan for annual cash bonuses because we have not yet attained positive cash flow, and instead are using equity to provide incentives to our employees linked to achievement of our corporate performance goals.

Our compensation programs for our named executive officers are designed to achieve a variety of goals, including:

•	attracting and retaining talented and experienced executives;

•	motivating and rewarding executives whose knowledge, skills and performance are critical to our success;

•	aligning the interests of our executives and stockholders by motivating executives to increase stockholder value in a sustained manner; and

•	providing a competitive compensation package which rewards achievement of our goals.

Elements of Executive Officer Compensation

Overview

Total compensation paid to our executive officers is influenced significantly by the need to attract and retain management employees with a high level of expertise and to motivate and retain key executives for our long-term success. A salary component is generally fixed and does not vary based on our financial and other performance. The value of certain of the equity components, such as stock options and restricted stock, is dependent upon our future stock price.

We compensate our executive officers in these different ways in order to achieve different goals. Cash compensation, for example, provides executive officers a minimum base salary. Because of our cash flow position, we do not yet provide cash incentive bonuses, other than that paid to Mr. Keefe which was guaranteed as part of his employment contract. Stock options and restricted stock are intended to link our executive officers’ longer-term compensation with the performance of our stock and to build executive ownership positions in our stock. This encourages our executive officers to remain with us, to act in ways intended to maximize stockholder value, and to penalize them if we and/or our stock fails to perform to expectations.

We view these components of our executive officer compensation as related but distinct. Although the Compensation Committee does review total compensation, it does not believe that compensation derived from one component of compensation necessarily should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on the individual and our view of individual performance and other information we deem relevant. The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. As we are still a new business with no earnings, we have not reviewed wealth and retirement accumulation as a result of employment with us, and have only focused on fair compensation for the year in question. In addition, we have not retained a compensation consultant because of the cost involved, given our lack of earnings, the relative simplicity of our current compensation structure and our small employee base.

Base Salary

We pay our executive officers a base salary, which we review and determine annually. We believe that a competitive base salary is a necessary element of any compensation program. We believe that attractive base salaries can motivate and reward executives for their overall performance. Base salaries are established in part based on the individual position, responsibility, experience, skills and expected contributions during the coming year of the executive and their performance during the prior year. We also have sought to align base compensation levels comparable to other companies in similar stages of development and the scope of the employees’ responsibilities. We do not view base salaries as primarily serving our objective of paying for performance, but in attracting and retaining the most qualified executives necessary to run our business. Salaries will be adjusted on a case-by-cases basis taking into account the factors described above. Base salaries for our executive officers did not increase in 2007. Mr. Larkin’s base salary increased in March 2008 pursuant to his employment agreement.

Equity Compensation

We believe that stock options and restricted stock awards are an important long-term incentive for our executive officers and employees and that our equity compensation program is effective in aligning officer and employee interests with that of our stockholders. We plan to begin reviewing our equity compensation plan annually. These options and grants are intended to produce value for each executive officer if (i) our stockholders derive significant sustained value; and (ii) the executive officer remains with us.

We do not have any program, plan or obligation that requires us to grant equity compensation to any executive officer on specified dates. The authority to make equity grants to executive officers rests with the

Compensation Committee, although the Compensation Committee may consider the recommendations of our President and Chief Executive Officer in setting the compensation of our other executive officers. All equity grants to executive officers in 2007 were made pursuant to terms of employment agreements.

Severance and Change-in-Control Benefits

Except for the severance and change-in-control benefits described below, we do not provide to any of our executive officers any severance or change in control benefits in the event of termination or retirement, whether following a change-in-control or otherwise.

Under the terms of his employment agreement, if Mr. Larkin’s employment is terminated for “Cause” or Mr. Larkin resigns without “Good Reason,” Mr. Larkin will not receive the post-termination payments described below. “Cause” means (a) gross negligence, or willful or wanton breach, by Mr. Larkin of any of his duties to us, (b) gross malfeasance by Mr. Larkin in the performance of his duties to us, (c) material violation by Mr. Larkin of a material Company policy, (d) conduct by Mr. Larkin constituting fraud or dishonesty, or (e) Mr. Larkin is convicted of a felony. “Good Reason” means a material breach of Mr. Larkin’s employment agreement by us. If Mr. Larkin is terminated without Cause, or Mr. Larkin terminates his employment for Good Reason, we will continue to pay Mr. Larkin his then rate of base salary for a period of three (3) months. If Mr. Larkin’s employment is terminated without Cause or Mr. Larkin terminates his employment for Good Reason, and Mr. Larkin elects to receive health insurance coverage in accordance with COBRA, we will pay on his behalf any required premiums for such health insurance coverage, for any period in which he remains eligible for such COBRA benefits, for a period of six months. In addition, if Mr. Larkin’s employment is terminated without Cause or he terminates his employment for Good Reason, his stock options and any other equity awards he may have received will immediately vest, and he will have one year to exercise any unexercised stock options.

Under the terms of Mr. Keefe’s employment agreement, if Mr. Keefe is terminated for “cause” or he resigns, he will not receive severance benefits. For purposes of our agreement with Mr. Keefe, “cause” includes, without limitation, the gross neglect, or willful or wanton breach, of any of his duties on behalf of IFL, gross malfeasance in the performance of his duties, fraud, dishonesty or conviction of a felony. If we terminate Mr. Keefe’s employment without cause, he will be entitled to a six month severance package, and any restricted stock or other equity awards that he has at such time will continue to vest during the six-month severance period.

Our 2006 equity incentive plan provides that in the event that:

•	we merge or consolidate with another corporation,

•	there is an exchange of substantially all of our outstanding stock for shares of another entity in which our stockholders will own less than 50% of the voting shares of the surviving entity, or

•	we sell substantially all of our assets,

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

Benefits

The executive officers participate in all of our employee benefit plans, which consist of group medical, dental, life insurance and long-term disability, on the same basis as our other employees. We pay 100% of the premiums for all employees.

Perquisites

We do not view perquisites as a significant element of our comprehensive compensation structure and do not have any for our current executive officers.

The Compensation Committee Process

Compensation Committee was formed in August of 2007, and we are developing the processes by which we will periodically review compensation. Presently, the Compensation Committee’s review is done on an ad hoc basis. Our President and CEO has and will continue to play a significant role in recommending compensation for executive officers. The Compensation Committee takes these recommendations into account quite extensively, but does exert its own influence and provides final approval.

Regulatory Considerations

We account for the equity compensation expense for our employees under the rules of SFAS No. 123(R), which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to a public company for compensation over $1 million paid to its Chief Executive Officer and its four other most highly compensated executive officers. However, if certain performance-based requirements are met, qualifying compensation will not be subject to this deduction limit. Although the limitations of Section 162(m) are generally not of concern to us based upon the current levels of compensation, we intend to consider the requirements of Section 162(m) in developing our compensation policies.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Compensation Committee. Prior to August 2007, we did not have a compensation committee or another committee forming a similar function, and the Board of Directors served in this function.

Executive Employment Contracts

The information below describes the employment agreements we currently have with our executive officers and arrangements with our former executive officers.

Jay Larkin.  On September 21, 2007, we entered into a employment agreement with Mr. Larkin, whereby Mr. Larkin will serve as our President and Chief Operating Officer. Mr. Larkin has since become our Interim Chief Executive Officer. Mr. Larkin received an annual base salary of $275,000 during his first six months of employment, then his annual salary increase dto $325,000. Mr. Larkin is eligible to participate in any executive bonus plan established by us.

As part of his new employment agreement, Mr. Larkin was awarded options to purchase 500,000 shares of our common stock under our 2006 Equity Incentive Plan (the “Plan”). The options have an exercise price of $0.46, will vest as to 1/12 of the options every three months, beginning December 21, 2007, and will expire on September 21, 2017. In addition, Mr. Larkin was granted an additional award of 250,000 stock options in February 2008 with an exercise price of $0.12. This second grant vested as to 1/12 upon award, and the remainder of the grant will vest 1/12 on March 21, 2008 and 1/12 every three months thereafter, and will have an expiration date of September 21, 2017. The foregoing equity awards will fully vest upon a “Change of Control Event” (as defined in the Plan).

Mr. Larkin is an employee-at-will, and either Mr. Larkin or we can terminate his employment at any time, with or without “Cause” or “Good Reason” and with or without notice. If Mr. Larkin’s employment is terminated for “Cause” or Mr. Larkin resigns without “Good Reason,” Mr. Larkin will not receive the post-termination payments described below. “Cause” means (a) gross negligence, or willful or wanton breach, by Mr. Larkin of any of his duties to us, (b) gross malfeasance by Mr. Larkin in the performance of his duties to us, (c) material violation by Mr. Larkin of a material Company policy, (d) conduct by Mr. Larkin constituting fraud or dishonesty, or (e) Mr. Larkin is convicted of a felony. “Good Reason” means a material breach of Mr. Larkin’s employment agreement by us, including the failure to award Mr. Larkin stock options and restricted stock in January 2008 as set forth above.

If Mr. Larkin is terminated without Cause, or Mr. Larkin terminates his employment for Good Reason, we will continue to pay Mr. Larkin his then rate of base salary for a period of three (3) months. If Mr. Larkin’s employment terminated without Cause or Mr. Larkin terminates his employment for Good Reason, and Mr. Larkin elects to receive health insurance coverage in accordance with COBRA, we will pay on his behalf any required premiums for such health insurance coverage, for any period in which he remains eligible for such COBRA benefits, for a period of six months. In addition, if Mr. Larkin’s employment is terminated without Cause or he terminates his employment for Good Reason, his stock options and any other equity awards he may have received will immediately vest, and he will have one year to exercise any unexercised stock options.

Michael C. Keefe.  Mr. Keefe joined IFL pursuant to a two-year employment contract effective as of March 28, 2007. Mr. Keefe is employed at an annual base salary of $240,000 and is eligible to participate in any executive bonus plan established by us. He received a guaranteed bonus for 2007 of $25,000, paid in the first quarter of 2008. Pursuant to his employment agreement, Mr. Keefe was awarded 125,000 shares of restricted stock under our 2006 Equity Incentive Plan. Subject o certain limits, the restricted stock will vest as to 25% every 6 months, beginning September 28, 2007.

Mr. Keefe’s employment is at-will, and either Mr. Keefe or IFL can terminate his employment at any time, with or without cause and with or without notice. If we terminate Mr. Keefe’s employment for “cause” or he resigns, he will not receive severance benefits. For purposes of our agreement with Mr. Keefe, “cause” includes, without limitation, the gross neglect, or willful or wanton breach, of any of his duties on behalf of IFL, gross malfeasance in the performance of his duties, fraud, dishonesty or conviction of a felony. If we terminate Mr. Keefe’s employment without cause, he will be entitled to a six month severance package, and any restricted stock or other equity awards that he has at such time will continue to vest during the six-month severance period.

Gareb Shamus.  Mr. Shamus’ resigned from his positions as our Chairman, Chief Executive Officer and Acting Chief Financial Officer on November 19, 2007 and resigned from our Board of Directors on December 17, 2007. In connection with Mr. Shamus’ resignation, we entered into a Transition Agreement and General Release with Mr. Shamus. Under this agreement, Mr. Shamus will serve as a consultant to us on an as needed and requested basis until May 20, 2008, unless we elect to terminate this consulting relationship earlier. We will pay Mr. Shamus $20,833 per month for the six month period from November 20, 2007 until May 20, 2008. If we terminate his consulting relationship before May 20, 2008, we will be obligated to pay him at that time a lump sum amount for all his remaining consulting fees that would have been paid through May 20, 2008. We will also be paying the premiums for medical insurance for Mr. Shamus and his family during the six month consulting period.

As part of the agreement, Mr. Shamus agreed not to compete against our mixed martial arts business in the United States and not to sell any of the shares of our common stock prior to May 20, 2008. The agreement also has customary terms regarding confidentiality, cooperation, release of claims and covenants not to sue.

Salvatore A. Bucci.  During 2006, we paid Mr. Bucci, our former Executive Vice President, Chief Financial Officer and Treasurer, in accordance with the terms of his prior employment agreement with us. These compensation arrangements ended on April 1, 2007, as a result of our entry into the Agreement and General Release with Mr. Bucci, which was amended and restated as of June 19, 2007. Under the agreement and general release, Mr. Bucci voluntarily resigned effective at the close of business on September 30, 2007. Under the terms of this arrangement, Mr. Bucci received his regular gross salary, at the annualized rate of $200,000, which was increased to $240,000, less applicable federal, state and local taxes and other appropriate payroll deductions, and in accordance with our prevailing payroll practices. We also continued to reimburse Mr. Bucci the amount of $329.82 per month for an existing privately acquired disability insurance policy covering him and reimburse him for all reasonable out-of-pocket expenses incurred by him in connection with the performance of his duties and obligations, including, but not limited to reimbursement of $250.00 per month for his cell phone and data plans. Under the agreement and release, we paid Mr. Bucci $60,000 on June 28, 2007 and paid Mr. Bucci’s law firm $10,000 for services rendered to Mr. Bucci for the negotiation of the agreement and general release. Mr. Bucci also received a lump sum payment of $70,000 on September 28, 2007.

Compensation Tables

Summary Compensation Table

The following table summarizes our estimate of the total compensation awarded to our Chief Executive Officer, Chief Financial Officer and other named executive officers in 2007 and 2006.

							All Other
		Salary	Bonus		Stock	Option	Compensation		Total
Name and Principal Position	Year(1)	($)	($)		Awards ($)(2)	Awards ($)(2)	($)		($)

Gareb Shamus	2007	220,673	0		0	0	39,328	(3)	260,001
Former Chairman, Chief Executive Officer and President	2006	60,000	0				0		60,000
Jay Larkin President and Interim Chief Executive Officer	2007	75,096	0		0	19,949	0		95,045
Kurt Otto(4)	2007	250,000	0		0	0			250,000
Commissioner	2006	60,000	0		0	0	0		60,000
Michael C. Keefe Executive Vice President, General Counsel, Corporate Secretary and Acting Chief Financial Officer	2007	181,846	25,000	(5)	95,312	0			302,158
Salvatore Bucci	2007	160,000	0		0	0	142,968	(6)	302.968
Former Chief Financial Officer, Executive Vice President and Treasurer	2006	188,301	0		0	0	0		188,301

(1)	For 2007, only Mr. Otto was employed by us for the entire year. Mr. Shamus and Mr. Bucci resigned from their positions with us on November 19 and September 30, 2007, respectively. Mr. Larkin joined us on September 21, 2007 and Mr. Keefe joined us on March 28, 2007.

(2)	Represents the expense to the Company pursuant to SFAS No. 123(R) for the respective year for restricted stock or stock options granted as long-term incentives pursuant to the Company’s 2006 Equity Incentive Plan. See notes to the Company’s financial statements in this Annual Report on Form 10-K for the assumptions used for valuing the expense under SFAS No. 123(R).

(3)	Includes $29,328 of consulting fees paid to Mr. Shamus and a $10,000 payment to Mr. Shamus’ law firm pursuant to the transition agreement and general release between Mr. Shamus and the Company.

(4)	Mr. Otto resigned from his employment and management positions with us as of March 31, 2008. Commencing April 1, 2008, Mr. Otto will be working for us as a matchmaker on an independent contractor basis, and will be paid $10,000 for each event at which he serves as a matchmaker for the fights at the event.

(5)	As part of his employment agreement with the Company, Mr. Keefe was guaranteed a bonus of $25,000 for 2007.

(6)	Includes $130,000 of special payments made to Mr. Bucci, a $10,000 payment to Mr. Bucci’s law firm and $2,968 of premiums for private disability insurance pursuant to the agreement and general release between Mr. Bucci and the Company.

Grant of Plan-Based Awards

The following table provides certain information with respect to stock options and restricted stock awards granted to our named executive officers during the fiscal year ended December 31, 2007.

Grant of Plan-Based Awards

All Other Option
			All Other	Awards:		Grant Date
		Board or	Stock Awards:	Number of	Exercise or	Fair Value
		Compensation	Number of	Securities	Base Price of	of Stock and
		Committee	Shares of	Underlying	Option	Option
		Approval	Stock or Units	Options	Awards	Awards
Name	Grant Date	Date	(#)	(#)	($/Sh)	($)(1)

Jay Larkin	9/21/07	9/21/07		500,000	$0.46	$214,163
Michael C. Keefe	5/24/07	5/18/07	125,000			$381,249

(1)	Represents the fair value of the award, determined in accordance with SFAS No. 123(R), based on the assumptions set forth in the notes to our financial statements for the fiscal year ended December 31, 2007 contained in this Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards granted to our named executive officers that were outstanding at the end of the fiscal year ended December 31, 2007:

Outstanding Equity Awards at Fiscal Year-End

Stock Awards
	Option Awards						Market
	Number of		Number of			Number of	Value of
	Securities		Securities			Shares or	Shares or
	Underlying		Underlying	Option		Units That	Units That
	Unexercised		Unexercised	Exercise	Option	Have Not	Have Not
	Options (#)		Options (#)	Price	Expiration	Vested	Vested
Name	Exercisable		Unexercisable	($)	Date	(#)	($)

Jay Larkin	41,667		458,333	$0.46	9/21/2017
Michael C. Keefe	—		—	—	—	125,000	$23,750	(1)
Salvatore A. Bucci	16,250	(1)	—	$21.75	5/25/10

(1)	Calculated based on $0.19 per share, the closing price of our common stock, as reported on the OTC Bulletin Board on December 31, 2007.

Stock Option Exercises and Vesting of Restricted Stock Awards

No restricted stock awards vested and no stock options were exercised in 2007 by any of our named executive officers.

2006 Equity Incentive Plan

Summary of the Plan

Our 2006 Equity Incentive Plan (the “Plan”), which was approved by our stockholders on November 27, 2006, provides for the grant of up to 5,000,000 post-reverse-stock-split shares of common stock pursuant to incentive stock options or nonqualified stock options (together with incentive stock options (“Stock Options”), stock purchase rights, stock appreciation rights and restricted and unrestricted stock awards (the latter three, collectively, “Stock Awards”) for employees, directors and consultants. Such shares are currently authorized and unissued, but reserved for issuance under the Plan. No more than 500,000 shares of common stock may be awarded to any eligible participant in the Plan with respect to Stock Options or Stock Awards during any calendar year.

The Plan has a term of ten years. Accordingly, no grants may be made under the plan after November 27, 2016, but the Plan will continue thereafter while previously granted Stock Options or Stock Awards remain outstanding and unexercised.

Administration of the Plan

The plan provides that it be administered by a committee appointed by the board of directors (the “Committee”) comprised of at least two members of the board of directors. The Committee’s membership shall be made up entirely of members of the board of directors who qualify as “non-employee directors,” as defined in Rule 16b-3 under the Securities Exchange Act of 1934, and as “outside directors,” within the meaning of the Department of Treasury Regulations issued under Section 162(m) of the Internal Revenue Code of 1986. The Board has designated the Compensation Committee to serve as the Committee, as the Board has determined that all of the Compensation Committee members qualify as “non-employee directors” and “outside directors.”

The Committee has the power and authority to make grants of Stock Options or Stock Awards or any combination thereof to eligible persons under the plan, including the selection of such recipients, the determination of the size of the grant, and the determination of the terms and conditions, not inconsistent with the terms of the Plan, of any such grant including, but not limited to:

•	approval of the forms of agreement for use;

•	the applicable exercise price;

•	the applicable exercise periods;

•	the applicable vesting period;

•	the acceleration or waiver of forfeiture provisions; and

•	any other restrictions or limitations regarding the Stock Option or Stock Award.

The Committee also has the authority, in its discretion, to prescribe, amend and rescind the administrative rules, guidelines and practices governing the Plan as it shall from time to time deem advisable. The Committee may construe and interpret the terms of the Plan and any Stock Options or Stock Awards issued under the Plan and any agreements relating thereto and otherwise supervise the administration of the Plan. In addition, the Committee may modify or amend each Stock Option or stock purchase right granted under the Plan. All decisions made by the Committee pursuant to the provisions of the Plan are final and binding on all persons, including us and all Plan participants.

Eligibility

Employees and directors of, and consultants providing services to, us are eligible to be granted non-qualified Stock Options and Stock Awards under the Plan. Our employees are also eligible to receive incentive stock options. The Committee shall select from among the eligible persons under the Plan as recommended by our senior management, from time to time in its sole discretion, to make certain grants of Stock Options or Stock Awards, and the Committee shall determine, in its sole discretion, the number of shares covered by each award.

Stock Options

Stock Options may be granted to eligible persons alone or in addition to Stock Awards under the Plan. Any Stock Option granted under the Plan shall be in such form as the Committee shall from time to time approve, and the provisions of a Stock Option award need not be the same with respect to each optionee. Recipients of Stock Options must enter into a stock option agreement with us, in the form determined by the Committee, setting forth the term, the exercise price and provisions regarding exercisability of the Stock

Options granted thereunder. The Committee may grant either incentive stock options or non-qualified stock options or a combination thereof, but the Committee may not grant incentive stock options to any individual who is not one of our employees. To the extent that any Stock Option does not qualify as an incentive stock option, it shall constitute a separate non-qualified stock option. The Committee may not grant to any employee incentive stock options that first become exercisable in any calendar year in an amount exceeding $100,000.

Incentive stock options and nonstatutory stock options may not be granted at less than the fair market value of the underlying common stock at the date of the grant. Incentive stock options may not be granted at less than 110% of fair market value if the employee owns or is deemed to own more than 10% of the combined voting power of all classes of our stock at the time of the grant. Stock Options can be exercisable at various dates, as determined by the Committee and will expire no more than 10 years from the grant date, or no more than five years for any Stock Option granted to an employee who owns or is deemed to own 10% of the combined voting power of all classes of our stock.

Once vested, Stock Options granted under the Plan are exercisable in whole or in part at any time during the option period by giving written notice to us and paying the option price:

•	in cash or by certified check;

•	through delivery of shares of common stock having a fair market value equal to the purchase price; or

•	a combination of these methods.

The Committee may also permit cashless exercises of Stock Options.

Stock Options issued under the Plan may not be transferred other than by will or by the laws of descent and distribution. During an optionee’s lifetime, a Stock Option may be exercised only by the optionee. Unless otherwise provided by the Committee, Stock Options that are exercisable at the time of a recipient’s termination of service with us will continue to be exercisable for three months thereafter, or for twelve months thereafter if the optionee’s employment is terminated due to their death or disability.

Stock Appreciation Rights

Stock appreciation rights may be granted to eligible persons alone or in addition to Stock Options or other Stock Awards under the Plan. The Committee will determine the number of shares of common stock to which the stock appreciation rights shall relate. Each stock appreciation right will have an exercise period determined by the Committee not to exceed 10 years from the grant date. Upon exercise of a stock appreciation right, the holder will receive cash or a number of shares of common stock equal to:

(x) the number of shares for which the stock appreciation right is exercised multiplied by the appreciation in the fair market value of a share of common stock between the stock appreciation right grant date and exercise date, divided by

(y) the fair market value of a share of common stock on the exercise date of the stock appreciation right.

Stock Purchase Rights

Stock purchase rights may be granted to eligible persons alone or in addition to Stock Options or other Stock Awards under the Plan. A stock purchase right allows a recipient to purchase a share of common stock at a price determined by the Committee. Unless otherwise determined by the Committee, we will have the right to repurchase the shares of common stock acquired upon exercise of the stock purchase right upon the recipient’s termination of service, for any reason, prior to the satisfaction of the vesting conditions established by the Committee. Unless otherwise determined by the Committee, our right of repurchase will lapse as to 1/6th of the purchase shares on the date that is six months after the grant date, and as to an additional 1/6th of such shares every six months thereafter. Upon exercise of a stock purchase right, the purchaser will have all of the rights of a stockholder with respect to the shares of common stock acquired.

Stock purchase rights may not be transferred other than by will or by the laws of descent and distribution, and during a recipient’s lifetime, a purchase grant may be exercised only by the recipient. Unless otherwise determined by the Committee, if a recipient’s service to us terminates for any reason, all stock purchase rights held by the recipient will automatically terminate.

Restricted and Unrestricted Stock Awards

Restricted and unrestricted Stock Awards may be granted to eligible persons alone or in addition to Stock Options or other Stock Awards under the Plan. Shares of common stock granted in connection with a restricted Stock Award are generally subject to forfeiture upon:

•	termination of the recipient’s service with us prior to vesting; or

•	the failure by the recipient to meet performance goals established by the Committee as a condition of vesting.

Shares of common stock subject to a restricted Stock Award cannot be sold, transferred, assigned, pledged or otherwise encumbered or disposed of until the applicable restrictions lapse. Unless otherwise determined by the Committee, holders of shares of common stock granted in connection with a restricted Stock Award have the right to vote such shares and to receive any cash dividends with respect thereto during the restriction period. Any stock dividends will be subject to the same restrictions as the underlying shares of restricted stock. Unrestricted stock awards are outright grants of shares of common stock that are not subject to forfeiture.

Effect of Certain Corporate Transactions

If:

•	we merge or consolidate with another corporation,

•	there is an exchange of substantially all of our outstanding stock for shares of another entity in which our stockholders will own less than 50% of the voting shares of the surviving entity or

•	we sell substantially all of our assets,

then, unless otherwise provided by the Committee in a grantee’s option or award agreement, each outstanding and unexercised Stock Option or Stock Award may be assumed by the successor corporation or an equivalent option or stock award will be substituted by the successor. If, however, the successor does not assume the Stock Options and Stock Awards or substitute equivalent stock options or stock awards, then each outstanding and unexercised Stock Option and Stock Award will become exercisable for a period of at least 20 days prior to the effective date of such transaction and our right of repurchase with respect to shares covered by all outstanding stock purchase rights and all restrictions with respect to restricted Stock Awards will lapse. Any Stock Options, or Stock Awards that are not exercised during such 20-day period shall terminate at the end of such period.

Stock Options and Stock Awards made under the Plan will be proportionately adjusted for any increase or decrease in the number of issued shares of common stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the common stock, or any other increase or decrease in the number of issued shares of common stock effected without receipt of consideration by the Company.

1998 Equity Incentive Plan

Summary of the Plan

Under our 1998 Equity Incentive Plan, which amended and restated our 1998 Stock Plan (the “1998 plan”), we originally were permitted to grant stock options (incentive and nonstatutory), stock appreciation rights, performance shares, restricted stock and stock units (“Awards”) to our employees and consultants and those of our affiliates up to a maximum of 4,800,000 shares. In February 2000, the board of directors approved an amendment to the 1998 plan to increase the number of shares covered by the 1998 plan by

6,000,000, to 10,800,000, subject to adjustment for stock splits and similar capital changes. The amendment was approved by our stockholders at our June 19, 2000 annual meeting of stockholders. Following the reverse stock split, there are 270,401 shares available for future grants under the 1998 plan. However, as a result of the adoption of our 2006 Equity Incentive Plan, we do not intend to make any additional Awards under the 1998 plan. Following the reverse stock split, options to purchase an aggregate of 264,772 shares of common stock were outstanding under the 1998 plan. At December 31, 2007, options to purchase an aggregate of 262,387 shares of common stock were outstanding under the 1998 plan.

The purpose of the 1998 plan was to enable us to attract and retain key employees and consultants, to provide incentives for them to achieve long-range performance goals and to enable them to participate in our long-term growth.

Options could be granted under the 1998 plan through the assumption or substitution of outstanding grants from an acquired company without reducing the number of shares available for award under the 1998 plan.

Administration and Eligibility

Awards had been made by a committee designated by the board of directors to administer the 1998 plan. The committee was authorized to delegate to one or more officers the power to make awards under the 1998 plan to persons other than our officers who are subject to the reporting requirements of Section 16 of the Exchange Act. Awards under the 1998 plan were made at the discretion of the committee, which determined the recipients and established the terms and conditions of each award, including the exercise price, the form of payment of the exercise price, the number of shares subject to options or other equity rights and the time at which such options become exercisable.

The 1998 Plan provided for the granting of incentive stock options and non-statutory stock options. In the case of incentive stock options, the exercise price shall not be less than 100% of the fair market value per share of the Company’s common stock, on the date of grant. In the case of non-statutory options, the exercise price shall be determined by the committee. All stock options under the 1998 plan were granted at exercise prices at least equal to the fair market value of the common stock on the date of grant.

The options either were exercisable immediately on the date of grant or became exercisable in such installments as the committee specified, generally over a four-year period. Each option expires on the date specified by the committee, but not more than ten years from the date of grant in the case of incentive stock options (five years in other cases).

Compensation of Directors

Our non-employee directors receive equity grants, and currently do not receive any cash compensation. Under our current non-employee director compensation arrangement, non-employee directors receive an upfront grant of options to purchase 300,000 shares of common stock. Beginning February 20, 2008 (or after any trading blackout period), and every six months thereafter, each non-employee director will receive an additional grant of options to purchase 50,000 shares. All option grants will (a) be awarded under the Plan, (b) have an exercise price equal to the fair market value (as defined in the Plan) of our common stock on the grant date, (c) have a ten year expiration date, and (d) vest in six equal semi-annual installments, commencing six months after the grant. The first equity grants of 300,000 options were awarded to Messrs. Jagid and Waldman on August 24, 2007. Prior to that date, none of our non-employee directors received any compensation.

The following table provides the compensation paid to our non-employee directors during the year ended December 31, 2007.

	Cash			Total
Director	Compensation ($)	Option Awards ($)(1)		Compensation ($)

Jeffrey M. Jagid	—	—	(2)	—
Richard Kurtz	—	—		—
Michael Molnar	—	—		—
Kevin Waldman	—	—	(2)	—

(1)	Represents the expense to us pursuant to SFAS No. 123(R) for the respective year for stock options granted as long-term incentives pursuant to the Company’s 2006 Equity Incentive Plan. See notes to the Company’s financial statements in this Annual Report on Form 10-K for the assumptions used for valuing the expense under SFAS No. 123(R).

(2)	Messrs. Jagid and Waldman were each granted on August 24, 2007, an award of options to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.63 per share. The value of each of these awards on the grant date under SFAS No. 123(R) was $187,789.

Directors’ and Officers’ Insurance

We currently maintain a directors’ and officers’ liability insurance policy that provides our directors and officers with liability coverage relating to certain potential liabilities.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table set forth information regarding the beneficial ownership of our common stock as of December 31, 2007, by:

•	each person known to be the beneficial owner of 5% or more of our outstanding common stock;

•	each of our executive officers named in the Summary Compensation Table;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and is calculated based on shares of our common stock issued and outstanding on December 31, 2007. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options, warrants and/or convertible notes held by that person that are currently exercisable or convertible, as appropriate, or will become exercisable or convertible within 60 days of the reporting date are deemed outstanding, even if they have not actually been exercised or converted. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares of common stock set forth opposite the stockholder’s name. The address of each stockholder is listed in the table.

	Shares		Percent of
Name and Address of Beneficial Owner	Beneficially Owned		Class

5% Stockholders
Nadir Tavakoli and related entities(1)	9,007,076		11.2%
Atlas Master Fund, Ltd.(2)	8,498,315		10.6%
Midsummer Investment Ltd.(3)	6,226,900		7.7%
SOF Investments, L.P.(4)	5,850,000		7.2%
Richard J. Kurtz(5)	5,557,713		7.0%
Enable Capital Management and related entities(6)	5,250,000		6.5%
Paul Tudor Jones, II, James J. Pallotta and related entities(7)	4,800,000		6.1%
Ronald Heller and related entities(8)	4,500,000		5.6%
Named Executive Officers and Directors
Kurt Otto(9)	9,291,361		11.7%
Gareb Shamus(10)	7,923,700	(11)	10.0%
Jeffrey M. Jagid(9)	50,000	(12)	*
Kevin Waldman(9)	50,000	(12)	*
Jay Larkin(9)	41,667	(12)	*
Michael C. Keefe(9)	125,000	(13)	*
Salvatore A. Bucci(14)	116,250	(15)	*
All executive officers and directors as a group (6 persons)	17,340,061		22.2%

*	Indicates less than 1%

(1)	Includes 4,445,174 shares and 684,000 warrants held by EagleRock Institutional Partners LP, 2,660,902 shares and 408,000 warrants held by EagleRock Master Fund, LP, for the accounts of EagleRock Capital Partners, L.P., EagleRock Capital Partners (QP), LP, and EagleRock Capital Partners Offshore Fund, Ltd. and 701,000 shares and 108,000 warrants held by Mr. Tavakoli. EagleRock Capital Management, LLC, as the investment manager of EagleRock Master Fund and EagleRock Institutional Partners, has the sole power to vote and dispose of the shares and warrants held by these entities. In addition to the shares and warrants that Mr. Tavakoli holds directly, as the manager of EagleRock Capital Management, Mr. Tavakoli may direct the voting and disposition of the shares and warrants held by EagleRock Institutional Partners and EagleRock Master Fund. The address of each of Mr. Tavakoli and EagleRock Capital Management is 24 West 40th Street, 10th Floor, New York, NY 10018.

(2)	Includes 6,998,315 shares and 1,500,000 warrants. Dmitry Balyasny in his capacity as Partner to Balyasny Asset Management LP, the investment manager to Atlas Master Fund, Ltd., exercises voting and investment control over the securities owned by Atlas Master Fund, Ltd. The address is 181 West Madison, Suite 3600, Chicago, IL 60602.

(3)	Includes 4,226,900 shares and 2,000,000 warrants. Midsummer Capital, LLC, as investment advisor to Midsummer Investment Ltd., may be deemed to have dispositive power over the shares and warrants owned by Midsummer Investment Ltd. Midsummer Capital, LLC disclaims beneficial ownership of such shares and warrants. Michel Amsalen and Scott Kaufman have delegated authority from the members of Midsummer Capital, LLC with respect to the shares and warrants owned by Midsummer and thus may be deemed to share dispositive and voting power over the shares and warrants held by Midsummer. Messrs. Amsalen and Kaufman disclaim beneficial ownership of such shares and warrants, and neither person has any legal right to maintain such delegated authority. The address for Midsummer is 295 Madison Avenue, 38th Floor, New York, NY 10017.

(4)	Includes 3,900,000 shares and 1,950,000 warrants. MSD Capital, L.P. is the general partner of SOF Investments, L.P. and therefore may be deemed to be the indirect beneficial owner of the shares and warrants owned by SOF Investments, L.P. MSD Capital Management LLC is the general partner of MSD Capital, L.P. The address for these entities is c/o MSD Capital, L.P., 645 Fifth Avenue, 21st Floor, New York, NY 10022.

(5)	Includes 5,057,713 shares and 500,000 warrants. Mr. Kurtz’s address is 270 Sylvan Avenue, Englewood Cliffs, NJ 07646.

(6)	Includes 3,325,000 shares and 1,662,500 warrants held by Enable Growth Partners LP and 175,000 shares 87,500 warrants held by Pierce Diversified Strategy Master Fund LLC. Enable Capital Management, LLC is the manager of these holders, and Mitch Levine is the manager and majority owner of Enable Growth Capital and they may be deemed to beneficially own the securities owned by such accounts, in that they may be deemed to have the power to direct the voting or disposition of those securities. The address is One Ferry Building, Suite 225, San Francisco, CA 94111.

(7)	Includes 3,844,114 shares held by Witches Rock Portfolio Ltd., 621,326 shares held by The Tudor BVI Global Portfolio Ltd., and 334,560 shares held by Tudor Proprietary Trading, L.L.C. Because Tudor Investment Corporation provides investment advisory services to The Tudor BVI Global Portfolio and Witches Rock Portfolio, Tudor Investment Corporation may be deemed to beneficially own the shares of common stock owned by each of these entities. Tudor Investment Corporation expressly disclaims such beneficial ownership. Because Mr. Jones is the controlling shareholder of Tudor Investment Corporation and the indirect controlling equity holder of Tudor Proprietary Trading, Mr. Jones may be deemed to beneficially own the shares of common stock deemed beneficially owned by Tudor Investment Corporation and Tudor Proprietary Trading. Mr. Jones expressly disclaims such beneficial ownership. Because Mr. Pallotta is the portfolio manager of Tudor Investment Corporation and Tudor Proprietary Trading responsible for investment decisions with respect to the shares of common stock, Mr. Pallotta may be deemed to beneficially own the shares of common stock deemed beneficially owned by Tudor Investment Corporation and Tudor Proprietary Trading. Mr. Pallotta expressly disclaims such beneficial ownership. The address of Messrs. Jones and Pallotta and Tudor Investment Corporation is 1275 King Street, Greenwich, CT 06831, and the address of Witches Rock Portfolio is c/o CITCO, Kaya Flamboyan 9, P.O. Box 4774, Curacao, Netherlands Antilles.

(8)	Includes 2,000,000 shares and 1,000,000 warrants held by Heller Capital Investments and 1,000,000 shares and 500,000 warrants held by CGM, as c/f Ronald I. Heller IRA. Ronald Heller is the Chief Investment Officer of Heller Capital Investments. The address is 700 E. Palisade Avenue, Englewood Cliffs, NJ 07632.

(9)	c/o International Fight League, 424 West 33rd Street, Suite 650, New York, NY 10001.

(10)	c/o Wizard Entertainment, 151 Wells Avenue, Congress, NY 10920

(11)	Includes 490,611 shares held by GSE, Inc., of which Mr. Shamus is the controlling stockholder.

(12)	Consists entirely of shares issuable pursuant to stock options.

(13)	Includes 125,000 shares of restricted stock.

(14)	1154 Highland Avenue, Cheshire, CT 06410

(15)	Includes 16,250 shares issuable to Mr. Bucci pursuant to stock options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2007 with respect to our equity compensation plans, for which our common stock is authorized for issuance. The data in the table below reflects the 1-for-20 reverse common stock split we effected immediately prior to the Merger on November 29, 2006.

Number of
Securities to be
Issued Upon
	Exercise of				Number of
	Outstanding		Weighted Average		Securities
	Options,		Exercise Price of		Remaining
	Warrants		Outstanding Options,		Available for
	and Rights		Warrants and Rights		Future Issuance

Equity compensation plans approved by security holders	2,900,306	(1)	$3.66	(1)	2,136,296	(2)
Equity compensation plans not approved by security holders	—		—		—

Total	2,900,306	(1)	$3.66	(1)	2,136,296	(2)

(1)	Includes 2,637,919 shares subject to options outstanding under our 2006 Equity Incentive Plan having a weighted average exercise price of $.32 per share, which options were issued in the Merger upon our assumption of all of the outstanding options of Old IFL, and 262,387 shares subject to options outstanding under our 1998 Equity Incentive Plan having a weighted average exercise price of $37.22 per share.

(2)	Represents 2,136,296 shares that remain available for issuance under our 2006 Equity Incentive Plan.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2007, there have been no material relationships between us and our directors, executive officers and 5% or greater stockholders other than the transactions and relationships described below or in Item 11 above.

Lease Guaranty

In connection with Old IFL’s lease of our New York City headquarters in August 2006, Mr. Shamus, our former chief executive officer, executed an unconditional and irrevocable guaranty of Old IFL’s obligations under the lease. This lease commenced on September 1, 2006 and expires on August 31, 2010. With the approval of the Board of Directors, the Company agreed to indemnify our former chief executive officer for any costs or losses incurred by him as a result of this guaranty. Rent expense initially was $13,394 per month (not including escalations) commencing on November 1, 2006 and payable in advance. Future minimum rental payments are as follows:

2008	$164,000
2009	$169,000
2010	$113,000

Transactions with Entities Controlled by Our Officers and Directors

Prior to moving to its new principal office in New York City in October 2006, Old IFL utilized office space provided by a business venture controlled by our former chief executive officer, Gareb Shamus. No rent was charged to Old IFL under this arrangement, nor is there any obligation upon us or Old IFL to pay rent for its past use of such premises.

In addition, certain business transactions were transacted among us and two business ventures that are controlled by Mr. Shamus. We reimbursed these companies controlled by Mr. Shamus for charges incurred and advances made on our behalf. Further, we purchased certain goods and services from these related companies. For the year ending December 31, 2007, we had transactions aggregating $658,000, all of which have been paid and no amounts were outstanding as of December 31, 2007. As of December 31, 2006, approximately $166,000 were owed to these related companies, of which $119,000 are included in accounts payable and $47,000 are included in accrued expenses, relating to transactions aggregating $442,000 for the year ended December 31, 2006. During 2005, there were no comparable transactions.

During the year ended December 31, 2007, we paid amounts to a company controlled by our current President and Chief Executive Officer, Jay Larkin, for consulting services provided to the Company prior to Mr. Larkin’s employment with us. The total amount paid by us for these services and reimbursement of related expenses was $136,500 in 2007, and no such amounts have been paid after Mr. Larkin commenced his employment with us in September 2007. During 2006 and 2005, there were no comparable transactions.

During the year ended December 31, 2007, the Company paid $95,125 for logistics and consulting services and reimbursement of expenses to a company controlled by a family member of Kurt Otto, the Commissioner and one of the Company’s directors.

Review, Approval and Ratification of Related Party Transactions

Given Old IFL’s small size and limited financial resources, Old IFL had not adopted prior to the Merger formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with its executive officers, directors and significant stockholders. Since our acquisition of Old IFL in the Merger, such transactions are, on a going-forward basis, subject to the review, approval or ratification of our board of directors, or an appropriate committee thereof.

Director Independence and Board Committees

The Board has adopted director independence standards, which meet the director independence criteria of the American Stock Exchange, and has affirmatively determined that both Messrs. Jagid and Waldman are independent directors under the Board’s Director Independence Standards. In August 2007, our Board of Directors established three standing committees: an Audit Committee, Compensation Committee and Nominating Committee and adopted charters for each of these committees. Mr. Jagid and Waldman are the sole members of all three committees, with Messrs. Jagid serving as the chairman of the Audit Committee and Mr. Waldman serving as the chairman of the Compensation Committee and the Nominating Committee.

Item 14 —	Principal Accounting Fees and Services

Rothstein, Kass & Company, P.C., served as the Company’s independent registered public accountants for the years ended December 31, 2007 and 2006.

During the last two years, Rothstein, Kass & Company, P.C., billed the Company the following fees for its services:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Audit Fees	$150,656	$152,500
Audit-Related Fees	$—	$—
Tax Fees	$41,800	$—
All Other Fees	$—	$—

Total	$192,456	$152,500

Part IV

Item 15 —	Exhibits and Financial Statement Schedules

(a) Financial Statements. The following financial statements of International Fight League, Inc. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statements of Changes in Stockholders’ Equity
Statements of Cash Flows
Notes to the Consolidated Financial Statements

(b) See Exhibit Index on page immediately following the signature pages of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2008.

INTERNATIONAL FIGHT LEAGUE, INC.

By:	/s/ Jay Larkin
Jay Larkin
President and Interim Chief
Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael C. Keefe, as his true and lawful attorney-in-law and agent, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay Larkin Jay Larkin	President and Interim Chief Executive Officer (Principal Executive Officer)	April 14, 2008

/s/ Kurt Otto Kurt Otto	Director	April 14, 2008

/s/ Michael C. Keefe Michael C. Keefe	Executive Vice President, General Counsel and Acting Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2008

/s/ Jeffrey M. Jagid Jeffrey M. Jagid	Director	April 14, 2008

/s/ Kevin Waldman Kevin Waldman	Director	April 14, 2008

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger by and among Paligent Inc., IFL Corp., and International Fight League, Inc., dated as of August 25, 2006 (incorporated by reference to Annex A to the Registrant’s amended Schedule 14A filed on October 31, 2006).
3.1	Amended and Restated Certificate of Incorporation of Paligent Inc. (f/k/a HeavenlyDoor.com, Inc.), filed with the Secretary of State of Delaware on June 26, 2000 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-45168) filed on September 5, 2000).
3.2	Certificate of Ownership and Merger of Paligent Inc. into HeavenlyDoor.com, Inc., filed with the Secretary of State of Delaware on December 28, 2000, to be effective as of December 31, 2000 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K for the year ended December 31, 2000, filed on April 2, 2001).
3.3	Certificate of Amendment to Certificate of Incorporation of Paligent Inc. filed with the Secretary of State of the State of Delaware on November 28, 2006, to be effective as of November 29, 2006 to effect the reverse stock split (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K filed on December 5, 2006).
3.4	Certificate of Amendment to Certificate of Incorporation of Paligent Inc. filed with the Secretary of State of the State of Delaware on November 28, 2006, to be effective as of November 29, 2006 to change the Registrant’s name to “International Fight League, Inc.” (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 8-K filed on December 5, 2006).
3.5	Certificate of Amendment to the Registrant’s Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on June 28, 2007 (incorporated by reference to Exhibit 3.1(i) to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 filed on August 14, 2007).
3.6	Amended and restated by-laws of Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s Form 8-K filed on May 22, 2007).
4.1	Form of Warrant, dated August 6, 2007 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on August 9, 2007).
4.2	Warrant, dated March 1, 2007 issued to placement agent (incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2007, filed on May 15, 2007).
4.3	Warrant, dated August 6, 2007, issued to placement agent (included in Exhibit 4.3 of Registrant’s Registration Statement on Form S-1 (Commission File No. 333-146629) filed October 11, 2007).
4.4	Warrant, dated June 1, 2007, issued to consultant to Registrant (incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2007, filed on August 14, 2007).
4.5	Form of Coach’s Warrant (incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2007, filed on August 14, 2007).
10.1	Promissory Note by and between Paligent, Inc. and Richard Kurtz dated October 8, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on December 5, 2006).
10.2	Promissory Note by and between International Fight League, Inc. and Richard Kurtz dated August 1, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on December 5, 2006).
10.3	Agreement of Lease by and between 424 West 33rd Street LLC and International Fight League, Inc. dated as of September 1, 2006 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed on December 5, 2006).
10.4	Registration Rights Agreement, dated December 22, 2006 between International Fight League, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-140636) filed on February 12, 2007).

Exhibit
Number		Description

10.5		Registration Rights Agreement, dated August 6, 2007 between International Fight League, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on August 9, 2007).
10.6		Terms of Amendment and Waiver to Registration Rights Agreement dated August 6, 2007 between Registrant and signatories party thereto (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 24, 2007).
10	.7†	Letter of Intent, dated January 15, 2007, between International Fight League, Inc., Fox Cable Networks, Inc. and MyNetworkTV, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-140636) filed on February 12, 2007).
10	.8*	1997 Unit Purchase Options (originally issued by Procept, Inc.) held by a Schedule of Holders (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on March 31, 1999).
10	.9*	1998 Equity Incentive Plan, as amended through June 30, 1999 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999).
10	.10*	2006 Equity Incentive Plan (incorporated by reference to Annex C to the Registrant’s amended Schedule 14A filed on October 31, 2006).
10	.11*	Letter agreement, dated March 21, 2007, between International Fight League, Inc. and Michael C. Keefe (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-140636) filed on May 2, 2007).
10	.12*	Letter agreement, dated September 21, 2007, between International Fight League, Inc. and Jay Larkin (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 27, 2007).
10	.13*	Amended and Restated Agreement and General Release, dated June 19, 2007, between Salvatore A. Bucci and International Fight League, Inc. (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed June 22, 2007).
10	.14*	Transition Agreement and General Release, dated December 17, 2007, between Gareb Shamus and International Fight League, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 18, 2007).
10	.15*	Description of compensation arrangement for non-employee directors of Registrant (Exhibit 10.13 of registration statement Registrant’s Registration Statement on Form S-1 (Commission File No. 333-146629) filed on October 11, 2007).
14.1		Code of Ethics for Chief Executive Officer and Financial Officers (filed as Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-140636) filed on May 23, 2007).
21.1		List of Subsidiaries
24.1		Power of Attorney (see signature page to this Annual Report on Form 10-K).
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The omitted portions of this agreement have been separately filed with the Commission.