Form 10-Q
period 2008-03-31
International Fight League, Inc.
filed 2008-05-20
CIK 885475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to               .
Commission file number: 000-21134

International Fight League, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	04-2893483
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

424 West 33rd Street, Suite 650
New York, New York	10001
(Address of Principal Executive Offices)	(ZIP Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No. ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     At May 15, 2008, there were 79,058,509 shares of Common Stock, par value $0.01 per share, of the registrant outstanding.

INTERNATIONAL FIGHT LEAGUE, INC.

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
     We prepared the condensed consolidated financial statements in this report following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the SEC. International Fight League, Inc. (the “registrant”, the “Company”, “IFL”, “we”, “us”, or “our”) believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. The following condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year, or any other period.
     When we refer to our fiscal year in this report, we are referring to the fiscal year ended on December 31 of that year. Thus, we are currently operating in our fiscal 2008 year, which commenced on January 1, 2008. Unless the context expressly indicates a contrary intention, all references to years in this filing are to our fiscal years.
          “International Fight League,” and “IFL” are trademarks of IFL. Each trademark, trade name or service mark of any other company appearing in this report belongs to its holder.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,498,641	$6,120,500
Accounts receivable, net of allowance for doubtful accounts	101,523	670,990
Prepaid expenses	549,614	457,361

Total current assets	4,149,778	7,248,851

Property and equipment, net of accumulated depreciation and amortization	238,980	266,967
Other assets	110,577	113,295

Total assets	$4,499,335	$7,629,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$576,637	$845,197
Accrued liquidated damages	—	456,045
Accrued expenses and other current liabilities	292,338	504,915

Total current liabilities	868,975	1,806,157

Commitments
Stockholders’ equity:
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 79,058,509 shares issued and outstanding at March 31, 2008 and December 31, 2007	790,562	790,562
Additional paid-in capital	36,055,114	35,936,112
Accumulated deficit	(33,215,316)	(30,903,718)

Total stockholders’ equity	3,630,360	5,822,956

Total liabilities and stockholders’ equity	$4,499,335	$7,629,113

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2008	2007
Revenues
Live and televised events:
Advertising—sponsorships	$155,725	$67,045
Live events—box office receipts	78,825	513,842
Television rights	39,277	210,000
Branded merchandise	8,504	19,470

Total revenues	282,331	810,357

Costs of revenues
Live and televised events:
Advertising—sponsorships	45,842	33,034
Live events costs	951,722	5,598,976
Television distribution fees and production	7,907	—
Branded merchandise	14,339	7,742

Total costs of revenues	1,019,810	5,639,752

Selling, general and administrative expenses	1,452,244	2,278,931

Share-based compensation expense	166,658	15,208

Operating loss	(2,356,381)	(7,123,534)

Other income (expense):
Interest expense	(1,432)	(1,166)
Interest income	46,215	162,492

Other income (expense), net	44,783	161,326

Net loss	$(2,311,598)	$(6,962,208)

Net loss per common share—basic and diluted	$(0.03)	$(0.13)

Weighted average number of common shares outstanding—basic and diluted	79,058,509	53,500,448

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,311,598)	$(6,962,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,987	26,783
Share-based compensation expense	166,658	15,208
Changes in operating assets and liabilities:
Accounts receivable, net	569,467	(120,583)
Merchandise inventory	—	(28,749)
Prepaid expenses	(139,909)	(135,932)
Accounts payable	(268,560)	288,502
Accrued liquidated damages	(456,045)	—
Accrued expenses and other current liabilities	(212,577)	(48,854)

Net cash used in operating activities	(2,624,577)	(6,965,833)

Cash flows from investing activities:
(Payment)/refund of security deposits	2,718	(2,718)
Purchase of property and equipment	—	(68,746)

Net cash provided by (used in) investing activities	2,718	(71,464)

Cash flows from financing activities:
Receipt of subscription receivable	—	1,250,000
Payment of accrued commission on private placement	—	(1,645,400)

Net cash used in financing activities	—	(395,400)

Net decrease in cash and cash equivalents	(2,621,859)	(7,432,697)
Cash and cash equivalents at beginning of period	6,120,500	16,623,159

Cash and cash equivalents at end of period	$3,498,641	$9,190,462

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,432	$1,166

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
          In 2007, we organized, hosted and promoted a significantly greater number of live and televised MMA sporting events during the first half of our fiscal year than during the second half of our fiscal year. Since we generally incur most of our costs in connection with such events, our expenses were significantly higher during the first half of 2007 than in the last six months of 2007. We changed our league and event format in 2008 so that our events will be occur more consistently throughout the year and should be considered when comparing our 2007 results with our 2008 results. In addition, the results of operations for the periods presented are not necessarily indicative of the results of operations for the full year and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 in our Annual Report on Form 10-K.
NOTE 2—GOING CONCERN
          These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, our MMA operations have incurred consecutive recurring losses, accumulated deficit and negative cash flows. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
          The Company has funded these operating deficits through proceeds of (a) $2.5 million from the 2006 issuance of preferred stock (which was converted to common stock upon consummation of the Merger), (b) approximately $22.2 million net proceeds from our December 2006 private placement of common stock, and (c) $11.6 million of net proceeds from our August 2007 private placement of common stock. Based upon management’s current forecast of future revenues and expenses, the Company does not believe its cash resources will likely be sufficient to fund operations through the end of 2008. The Company plans to reduce expenses through cost reduction efforts and is making efforts to realize additional cash from the following: (i) live events revenues at the levels expected; (ii) the distribution of programming internationally pursuant to our exclusive relationship with Alfred Haber Distribution, Inc.; (iii) the continuation of televising our events and (iv) an increase in sponsorship and licensing revenue. The Company is also exploring various alternatives to increase profitability, such as a strategic alliance or relationship with a significant sports, entertainment or media organization or another significant entity interested in promoting MMA and/or exploiting our digital rights.

INTERNATIONAL FIGHT LEAGUE, INC
and Subsidiary (formerly International Fight League, LLC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          The Company has taken several steps in an effort to reduce its expenses and has revised its live event and television production activities and structure to realize additional cost savings. In addition, the Company has implemented changes to its events and league structure with the goal of generating more fan interest. These measures have been taken into account in the forecast above.
          If the Company is not able to generate sufficient cash from operations or if the Company is unable to secure sufficient debt or equity financing for operations, the Company will experience a cash shortage, the effect of which could result in the discontinuance of operations. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. No adjustments have been made to the consolidated financial statements as of and for the three months ended March 31, 2008 that might result from the outcome of this uncertainty.
NOTE 3— RECENTLY ADOPTED AND NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS
          Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which did not have a material impact on the Company’s consolidated financial statements. SFAS 157 establishes a common definition for fair value, a framework for measuring fair value under generally accepted accounting principles in the United States, and enhances disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-2, which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company is evaluating the expected impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.
           SFAS 157 requires a determination of fair values based upon input levels. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. At March 31, 2008, the Company had approximately $3,498,000 in cash and cash equivalents, which is a Level 1 input.
          In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (Consolidated Financial Statements)” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141(R), “Business Combinations.” SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently evaluating the impact adoption of SFAS 160 may have on the consolidated financial statements.
          In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The Company is currently evaluating the impact adoption of SFAS 141(R) may have on the consolidated financial statements.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The Company is required to adopt SFAS No. 161 beginning in fiscal year 2009. The Company is currently evaluating the impact adoption of SFAS 161 may have on the consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC
and Subsidiary (formerly International Fight League, LLC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4—LOSS PER SHARE
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
          At March 31, 2008 and 2007, the Company’s common stock equivalents included stock options outstanding of 3,037,797 and 2,138,553 and warrants outstanding of 14,611,180 and 653,987, respectively. These common stock equivalents are not included in the diluted EPS calculations because the effect of their inclusion would be anti-dilutive or would decrease the loss per common share.
NOTE 5—INCOME TAXES
          The Company files a U.S. federal income tax return and income tax returns in certain states and cities. Tax returns for the years 2006 through 2007 remain open for examination in various tax jurisdictions in which it operates. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at March 31, 2008, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of March 31, 2008, no interest related to uncertain tax positions had been accrued.
          For the period from March 29, 2005 (date of inception) to December 31, 2005, Old IFL’s predecessor, International Fight League, LLC, was treated as a partnership for federal and state income tax purposes.
NOTE 6—RELATED PARTY TRANSACTIONS
Transactions with Entities Controlled by Our Chief Executive Officer
          Certain business transactions are transacted among the Company and two business ventures that are controlled by the Company’s former Chief Executive Officer. Typically, the Company reimbursed these related companies for charges incurred and advances made on the Company’s behalf. Further, the Company purchases certain goods and services from these related companies. The Company incurred $0 and $267,000 relating to these transactions for the three months ended March 31, 2008 and 2007, respectively. There were no amounts outstanding related to these transactions at March 31, 2008 and December 31, 2007.
          The Company also paid amounts to a company controlled by a family member of Kurt Otto, a director and former commissioner for logistical and consulting services. The amounts paid during the three months ended March 31, 2008 and 2007 were $5,200 and $22,400, respectively.
Lease and Other Guaranty Arrangements
          In connection with Old IFL’s lease of the Company’s New York City headquarters in August 2006, the Company’s former Chief Executive Officer executed an unconditional and irrevocable guaranty of Old IFL’s

INTERNATIONAL FIGHT LEAGUE, INC
and Subsidiary (formerly International Fight League, LLC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
obligations under the lease. This lease commenced on September 1, 2006 and expires on August 31, 2010. Rent expense initially was $13,394 per month (not including escalations) commencing on November 1, 2006 and payable in advance. With the approval of the Board of Directors, the Company has agreed to indemnify the former Chief Executive Officer for all cost and losses incurred by him as a result of this guaranty.
NOTE 7—STOCK OPTION PLAN
          Accounting for stock options issued to employees follows the provisions of SFAS No. 123(R), “Share-Based Payment” and the SEC’s Staff Accounting Bulletin (“SAB”) No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies.” This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company uses the Black-Scholes option pricing model to measure the fair value of options granted to employees.
          During the year ended December 31, 2006, the Company adopted the 2006 Equity Incentive Plan (the “Plan”), which permits the grant of share options and other forms of share-based awards to its employees and service providers for up to 5,000,000 shares of the Company’s common stock. Option awards generally vest based on 3 years of continuous service and have 10-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).
          On February 8, 2008 the Company granted 250,000 options to its President and Interim Chief Executive Officer. The options vest 1/12 upon the grant of the award, 1/12 on March 21, 2008 and 1/12 every three months thereafter and have an exercise price of $0.12. The options expire on September 20, 2017.
          In addition, during the quarter the Company granted 20,000 options to another employee. The options vest 1/2 in April 2008 and 1/6 every six months thereafter and have an exercise price of $0.12. The options expire on February 7, 2018.
          The fair value of the February 8, 2008 option awards were estimated on the date of grant using the Black-Scholes option valuation model that used the assumptions noted in the following table. Expected volatility is based on the Company’s trading history from the merger date (November 30, 2006). The expected term of the February 8, 2008 options represents the estimate of time to exercise, since there is no employment history to consider. The risk-free rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

February 8,
2008
Expected volatility	187.96%
Expected dividends	0
Expected term (in years)	3
Risk-free rate	3.6%
          A summary of option activity under the Plan for the three months ended March 31, 2008 is presented below:

INTERNATIONAL FIGHT LEAGUE, INC
and Subsidiary (formerly International Fight League, LLC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Options	Exercise Price	Term
Outstanding at January 1, 2008	2,637,919	$0.32
Granted	270,000	$0.12
Cancelled	(130,767)	$0.30

Outstanding at March 31, 2008	2,777,152	$0.30	8.2 years
Exercisable at March 31, 2008	1,136,438	$0.20	7 years
          In connection with grants of options issued under the Plan, compensation costs of $63,952 and $15,208 were charged against operations for the three months ended March 31, 2008 and 2007, respectively.
          Restricted Stock
     The fair value of restricted stock awards is determined based upon the number of shares awarded and the quoted price of the Company’s common stock on the date of the grant. The fair value of the award is recognized as an expense over the service or vesting period, net of forfeitures, using the straight-line method under SFAS No. 123(R). Because the Company does not have historical data on forfeitures and has made only one grant of restricted stock, forfeitures are calculated based upon actual forfeitures, not estimates or assumptions.
     The Company granted one award of 125,000 shares of restricted stock on May 22, 2007 to its Executive Vice President and acting Principal Financial Officer, with an aggregate fair value of $381,249, of which $47,656 was recognized as compensation expense for the three months ended March 31, 2008. No shares have been forfeited and 62,500 of the shares were vested as of March 31, 2008. No restricted stock awards were granted or were outstanding for three months ended March 31, 2007.
NOTE 8— WARRANTS
          The Company has issued a total of 14,611,180 warrants to purchase common stock at prices ranging from $.30 per share to $1.25 per share. Of this total, 13,976,180 were issued in connection with the Company’s December 2006 and August 2007 private placements, are fully vested and no charges to earnings were recognized. The remaining 635,000 warrants were issued during the quarter ended June 30, 2007 as incentive compensation to league coaches and as compensation to a consultant to the Company, of which 322,500 were vested as of March 31, 2008. In connection with these 635,000 warrants, cost of $55,050 was recorded for the three months ended March 31, 2008.
NOTE 9—TELEVSION AGREEMENTS
          On January 31, 2008, the Company entered into a Production and Distribution Agreement with HDNet, LLC (“HDNet”). Under this agreement, HDNet agreed to broadcast live three events held on February 29, April 4 and May 16, 2008 and to provide certain production costs. In addition, if HDNet should decide to exploit the programming for these events by pay-per-view, which it has not yet done, HDNet will pay the Company forty percent (40%) of the “adjusted gross revenue”, as defined in the agreement, for the production and broadcasting of these three events within thirty days of HDNet’s receipt of payment from third party distributors.
          On March 20, 2008, the Company entered into a letter agreement with National Sports Programming, owner and operator of Fox Sports Net programming service (“FSN”) which set forth certain terms and conditions under which FSN will broadcast nine fully produced and broadcast quality sixty minute episodes. The episodes will highlight action from events held on February 29, April 4 and May 16, 2008. FSN will pay the Company a license fee of $20,000 per episode for each of the nine episodes delivered and accepted pursuant to the terms of the agreement. The agreement also provides certain telecast rights to FSN for each episode along with certain other previously held events. This agreement supersedes the previous letter of intent dated January 15, 2007.

INTERNATIONAL FIGHT LEAGUE, INC
and Subsidiary (formerly International Fight League, LLC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          The Company did not recognize any television rights revenue for these agreements during the three month period ended March 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed on April 15, 2008. In addition to historical information, this discussion and analysis contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance and the industries in which we operate as well as on our management’s assumptions. These forward-looking statements that involve risks and uncertainties. When used in this Quarterly Report on Form 10-Q the words “anticipate,” “objective,” “may,” “might,” “should,” “could,” “can,” “intend,” “expect,” “believe,” “estimate,” “predict,” “targets,” “goals,” “projects,” “seeks,” “potential,” “plan,” “is designed to” or the negative of these and similar expressions identify forward-looking statements. While we believe our plans, intentions and expectations reflected in those forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. Other than as required by applicable securities laws, we are under no obligation to update any forward-looking statement, whether as result of new information, future events or otherwise. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007.
Our Company
          We are a sports entertainment company that uses our professional mixed martial arts (“MMA”) sports league, known as the “International Fight League” or the “IFL,” as a platform to generate revenues from spectator attendance at live events, broadcast of television programming, sponsorships and licensing. Our business was founded in 2005 to organize, host and promote live and televised MMA sporting events and to capitalize on the growing popularity of MMA in the United States and around the world. In 2006 and 2007, our league centered around our teams, which included some of the world’s most highly regarded MMA athletes and coaches. In 2006 and 2007, our sporting events typically showcased four teams, in two-team match-ups, with athletes competing in one-on-one matches across five weight divisions. Our 2007 season consisted of nine regular season events, followed by a two round playoff for the league champion and then a two round “Grand Prix” tournament, in which our top athletes competed for title belts in various weight classes. At the conclusion of this Grand Prix tournament, we had belt holders for six different weight divisions. We have changed our format for 2008 by migrating to a camp format, with championship fights, rather than retain our team format.
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
Results of Operations
          From inception through March 31, 2008, we have incurred costs and expenses significantly in excess of revenues. As we pursue our goals and continue to build out our organization and business, we expect to increase revenues and control costs and maximize value to existing stockholders, though we expect to incur additional losses.
Three Months Ended March 31, 2008 Compared To Three Months Ended March 31, 2007
          During the three months ended March 31, 2008 (“2008”), IFL incurred a net loss of $2.3 million, or $0.03 per common share compared to a net loss of $7 million, or $0.13 per common share for the three months ended March 31, 2007(“2007”).
Revenues:
     Revenues for 2008 were $282,000 as compared to $810,000 for 2007, a decrease of $528,000 or 65%. The principal components of revenue include:
•
Revenue from live events of $79,000 in 2008 versus $514,000 in 2007, a decrease of $435,000, or 85%. The decrease is due in large part to the reduction in the number of events from four in 2007 to one in 2008;

•	Television rights of $39,000 in 2008 versus $210,000 in 2007, a decrease of $171,000 or 81%. The decrease is due revenue recognized in 2007 from MyNetworkTV, which we do not have in 2008;

•
Advertising revenues of $156,000 in 2008 versus $67,000 in 2007, an increase of $89,000, or 133%, representing an increase in sponsorship revenue resulting from the continuing development of our sponsorship program; and

•	Branded merchandise revenues of $8,000 in 2008 versus $19,000 in 2007, a decrease of $11,000, or 58%, resulting from fewer events in 2008 versus 2007.
          On January 31, 2008, we entered into a Production and Distribution Agreement with HDNet, LLC (“HDNet”). Under this agreement, HDNet agreed to broadcast live three events held on February 29, April 4 and May 16, 2008 and to provide certain production costs. In addition, if HDNet should decide to exploit the programming for these events by pay-per-view, which it has not yet done, HDNet will pay us forty percent (40%) of the “adjusted gross revenue”, as defined in the agreement, for the production and broadcasting of these three events within thirty days of HDNet’s receipt of payment from third party distributors.
          On March 20, 2008, we entered into a letter agreement with National Sports Programming, owner and operator of Fox Sports Net programming service (“FSN”), which set forth certain terms and conditions under which FSN will broadcast nine fully produced and broadcast quality sixty minute episodes. The episodes will highlight action from events held on February 29, April 4 and May 16, 2008. FSN will pay us a license fee of $20,000 per episode for each of the nine episodes delivered and accepted pursuant to the terms of the agreement. The agreement also provides certain telecast rights to FSN for each episode along with certain other previously held events. This agreement supersedes the previous letter of intent dated January 15, 2007.

We did not recognize any revenue during the three months ended March 31, 2008 from these agreements.
Cost of Revenues:
          For 2008, cost of revenues was $1.0 million as compared to $5.6 million for 2007, a decrease of $4.6 million, or 82%. The principal components and respective increases or decreases in costs of revenue are:
•	Live event costs of $952,000 in 2008 versus $5,599,000 in 2007, a decrease of $4,647,000, or 83%, with the decrease being primarily the result of holding one event in 2008 versus four in 2007:

•	Talent costs decreased $1,283,000, to $404,000 in 2008 as compared to $1,687,000 in 2007, a decrease of 76%, due to the decrease in the number of events from four in 2007 to one in 2008;

•	Travel, facility rental and other event costs decreased from $1,125,000 in 2007 to $217,000 in 2008, a decrease of $908,000, or 81%, due to the decreased number of events; and

•
Television production costs decreased $1,919,000 , or 88%, with the 2008 cost being $253,000 compared to $2,172,000 in 2007, due to the decrease in the number of shows produced because of fewer events and a general decrease in our per event and per show production costs as a result of our cost reduction efforts;

•	Advertising costs of $46,000 in 2008 versus $33,000 in 2007, an increase of $13,000, or 39%, due to increased sponsorship costs;
•	Branded merchandise costs of $14,000 in 2008 versus $8,000 in 2007, an increase of $6,000, or 75%, due to the development of additional revenue streams through the sale of merchandise.
Selling, General and Administrative Expenses:
     For 2008, selling, general and administrative expenses were $1.5 million as compared to $2.3 million for 2007, a decrease of $0.8 million, or 35%. The primary components of these expenses and the reason for the decrease are:
•	Advertising and promotion of $82,000 in 2008 versus $191,000 in 2007, a decrease of $109,000, or 57%, due to cost reduction efforts and fewer events in 2008;

•
Professional fees of $223,000 in 2008 versus $709,000 in 2007, a decrease of $486,000, or 69%, primarily resulting from the additional costs incurred in 2007 related to our becoming a public company and a reduction in 2008 in the use of consultants;

•	Payroll expense of $893,000 in 2008 versus $984,000 in 2007, a decrease of $91,000, or 9%, due to a decrease in the number of employees; and

•	Travel expense of $6,000 in 2008 versus $110,000 in 2007, a decrease of $104,000, or 95%, due to cost reduction efforts and cut backs in travel.

Share-based Compensation:
          Share-based compensation expense for 2008 was $167,000 compared to $15,000 in 2007, an increase of $152,000 or 1013%. The increase is the result of expensing 2007 option, warrant and restricted stock grants in 2008 (2007 grants were made subsequent to March 31, 2007) along with 2008 option grants to an officer and employees.
Other Income (Expense):
          During 2008, interest income of $46,000 was earned on available cash balances compared to $163,000 in 2007, a decrease of $117,000 or 72%. Cash balances in 2008 were lower than in 2007 because we could not generate positive cash flows from operations and needed to use the cash raised in prior years equity fundings for current year operations.
Liquidity and Capital Resources
          At March 31, 2008, our cash and cash equivalents were $3.5 million, a decrease of $2.6 million from the balance of $6.1 million at December 31, 2007. The decrease represents cash used for working capital purposes. The main components of the decrease were the 2008 net loss of $2.3 million; the payment of the remaining accrued liquidated damages payable of $456,000; and payments made on operating expenses of $621,000, partially offset by collections of $569,000 in accounts receivable and non-cash charges related to depreciation and amortization of $28,000 and share based compensation of $167,000.
Going Concern
          The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, our MMA operations have incurred consecutive recurring losses, accumulated deficit and negative cash flows. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Future Capital Requirements
          Since inception, our MMA operations have incurred losses, and we have funded these operating deficits through proceeds of (a) $2.5 million from the 2006 issuance of preferred stock (which was converted to common stock upon consummation of the Merger), (b) $22.2 million net proceeds from our December 2006 private placement of common stock, and (c) $11.6 million of net proceeds from our August 2007 private placement of common stock. Based upon management’s current forecast of future revenues and expenses, we believe our cash resources will likely be sufficient to fund operations into the third quarter of 2008. This assumes that our expenses continue to decrease as a result of our cost reduction efforts and that we realize additional cash from the following: (i) live events revenues at the levels expected; (ii) the distribution of programming internationally pursuant to our exclusive relationship with Alfred Haber Distribution, Inc.; (iii) the continuation of televising our events and (iv) an increase in sponsorship and licensing revenue. We are also exploring various alternatives to increase profitability, such as a strategic alliance or relationship with a significant sports, entertainment or media organization or another significant entity interested in promoting MMA and/or exploiting our digital rights. If we can successfully generate revenue from additional sources or increase our profitability, our cash resources could last beyond the third quarter of 2008.
          We have taken several steps in an effort to reduce our expenses and have revised our live event and television production activities and structure to help us realize additional cost savings. In addition, we are implementing changes to our events and league structure with the goal of generating more fan interest. These measures have been taken into account in our forecast above.
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

Off-Balance Sheet Arrangements
          As of March 31, 2008, we had no off-balance sheet arrangements.
Seasonality
          In 2007, we organized, hosted and promoted a significantly greater number of live and televised MMA sporting events during the first half of the year than during the last six months of 2008. Since we generally incur most of our costs in connection with such events, our costs and expenses decreased during the second half of 2007. In 2008, we plan to have our events scheduled more consistently throughout the year, and therefore, we do not expect the seasonality we experienced in 2007.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
          Not applicable.
Item 4. Controls and Procedures
          Evaluation of Disclosure Controls and Procedure— Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to reasonably ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2)  accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objectives of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.
     Changes in Internal Control Over Financial Reporting— During the quarter ended March 31, 2008, we implemented the following remediation steps to remedy material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2007 to enhance internal control over financial reporting:
     (i) We retained the outside services of a professional accounting firm, experts in the field of internal controls, to assess and re-engineer the control environment so as to compensate for the inherent segregation of duties issues due to limited resources.
     (ii) We emphasized the enhancement of the segregation of duties based on the limited resources we have and, where practicable, we will continue to assess the cost versus benefits of adding additional resources that would mitigate the situation.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
          None.
Item 1A. Risk Factors
          There have been no material changes in the risk factors that were previously disclosed in Item 1A, “Risk Factors,” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
          None.
Item 6. Exhibits
          See Exhibit Index on page 20 for a description of the documents that are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL FIGHT LEAGUE, INC.
By:	/s/ Michael C. Keefe
Michael C. Keefe
Executive Vice President Acting Chief Financial Officer

Date: May 20, 2008

EXHIBIT INDEX

Exhibits

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.