Form 10-Q
period 2008-06-30
International Fight League, Inc.
filed 2008-08-27
CIK 885475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                     .
Commission file number: 000-21134

International Fight League, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2893483 (I.R.S. Employer Identification Number)

38 Park Avenue Rutherford, New Jersey (Address of Principal Executive Offices)	07070 (ZIP Code)
201-635-1799
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Former Address: 424 West 33rd Street, Suite 650, New York, NY 10001
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
     At August 18, 2008, there were 79,058,509 shares of Common Stock, par value $0.01 per share, outstanding.

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
     The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year, or any other period. As previously reported, we cancelled the event scheduled for August 15, 2008 and do not have any more events scheduled. We are currently seeking options to maximize the value of the Company or its assets and may need to seek protection from creditors through a court proceeding.
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
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,012,766	$6,120,500
Accounts receivable, net of allowance for doubtful accounts	289,498	670,990
Prepaid expenses	276,992	457,361

Total current assets	1,579,256	7,248,851

Property and equipment, net of accumulated depreciation and amortization	198,304	266,967
Other assets	110,052	113,295

Total assets	$1,887,612	$7,629,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$287,509	$845,197
Accrued liquidated damages	—	456,045
Accrued expenses and other current liabilities	299,435	504,915

Total current liabilities	586,944	1,806,157

Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 79,058,509 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	790,562	790,562
Additional paid-in capital	36,172,700	35,936,112
Accumulated deficit	(35,662,594)	(30,903,718)

Total stockholders’ equity	1,300,668	5,822,956

Total liabilities and stockholders’ equity	$1,887,612	$7,629,113

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Live and television events:
Advertising—sponsorships	$182,956	$74,178	$338,681	$141,224
Live events—box office receipts	317,904	891,721	396,729	1,405,563
Television rights	355,677	672,500	394,954	882,500
Branded merchandise	46,378	34,831	54,882	54,302

Total revenues	902,915	1,673,230	1,185,246	2,483,589

Costs of revenues:
Live and televised events:
Advertising—sponsorships	17,295	22,274	63,137	55,308
Live events costs	1,765,420	6,403,309	2,717,142	12,002,286
Television distribution fees and production	78,392	—	86,299	—
Branded merchandise	13,073	16,682	27,412	24,425

Total costs of revenues	1,874,180	6,442,265	2,893,990	12,082,019

Selling, general and administrative expenses	1,322,491	2,164,012	2,774,735	4,442,946

Share-based compensation expense	165,242	14,469	331,900	29,677

Operating loss	(2,458,998)	(6,947,516)	(4,815,379)	(14,071,053)

Other income (expense):
Interest expense	(1,286)	(928)	(2,718)	(2,094)
Interest income	13,006	71,644	59,221	234,139

Total other income	11,720	70,716	56,503	232,045

Net loss	$(2,447,278)	$(6,876,800)	$(4,758,876)	$(13,839,008)

Net loss per common share—basic and diluted	$(0.03)	$(0.13)	$(0.06)	$(0.26)

Weighted-average number of common shares outstanding—basic and diluted	79,058,509	53,543,351	79,058,509	53,522,018
The accompanying notes are an integral part of the condensed consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,758,876)	$(13,839,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,051	53,838
Loss on disposal of property and equipment	13,612	—
Share-based compensation expense	331,900	29,677
Changes in operating assets and liabilities:
Accounts receivable, net	381,492	(122,519)
Merchandise inventory	—	(71,136)
Prepaid expenses	85,057	58,383
Accounts payable	(557,688)	878,740
Accrued liquidated damages	(456,045)	—
Accrued expenses and other current liabilities	(205,480)	(627,628)

Net cash used in operating activities	(5,110,977)	(13,639,653)

Cash flows from investing activities:
Refund of security deposits	3,243	8,051
Purchase of property and equipment	—	(74,043)

Net cash provided by (used in) investing activities	3,243	(65,992)

Cash flows from financing activities:
Receipt of subscription receivable	—	1,250,000
Issuance of common stock from exercise of options	—	4,351
Payment of accrued commission on private placement	—	(1,645,400)

Net cash used in financing activities	—	(391,049)

Net decrease in cash and cash equivalents	(5,107,734)	(14,096,694)
Cash and cash equivalents at beginning of period	6,120,500	16,623,159

Cash and cash equivalents at end of period	$1,012,766	$2,526,465

Supplemental disclosure of cash flow information:
Cash payments for interest	$2,718	$2,094

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC
and Subsidiary (formerly International Fight League, LLC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—SUSPENSION OF OPERATIONS AND GOING CONCERN UNCERTAINTY
          On June 10, 2008, the Company announced that it had cancelled its August 15, 2008 mixed martial arts (“MMA”) event, and no other MMA events have been scheduled. The Company suspended its operations in June 2008 to conserve cash as the Company explores options to maximize the value of the Company and its assets. In addition the Company may seek protection from creditors through a court proceeding for itself and/or its operating subsidiary, IFL Corp. Subsequent to June 30, 2008, the Company ceased operations and began releasing its athletes to allow them to compete for other MMA organizations and has reduced its work force to four employees.
The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2008, the Company had cash of $1,013,000 and an accumulated deficit of approximately $35,663,000 and, for the six months then ended, the Company incurred a net loss of approximately $4,759,000. As mentioned above, the Company is exploring options to maximize the value of the Company and its assets. In addition the Company may seek protection from creditors through a court proceeding for itself and/or its operating subsidiary, IFL Corp.
The Company has no present avenues of financing and no present plans to obtain interim financing while continuing to explore its options. So long as the Company’s operations are suspended, the Company’s only material source of cash flow and revenue will be international television rights revenue. As a result of the foregoing, the future liquidity of the Company and funding sources must be considered as tentative and very limited and pose a substantial risk factor to the ongoing viability of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2—BASIS OF PRESENTATION AND CONSOLIDATION
          Prior to November 29, 2006, the Company was known as Paligent Inc., a Delaware corporation (“Paligent”). On November 29, 2006, we acquired International Fight League, Inc., a privately held Delaware corporation (“Old IFL”), pursuant to an agreement and plan of merger, dated as of August 25, 2006, as amended (the “Merger Agreement”), by and among us, IFL Corp., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), and Old IFL, providing for the merger of Merger Sub and Old IFL, with Old IFL being the surviving corporation and becoming our wholly-owned subsidiary (the “Merger”). Immediately following the Merger, the Company changed its name to International Fight League, Inc. (“IFL” or collectively, the “Company”), and Old IFL changed its name to IFL Corp. and continued to operate Old IFL’s business of organizing and promoting a mixed martial arts (“MMA”) sports league.
          The accompanying unaudited condensed consolidated financial statements represent the accounts of IFL and IFL Corp. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are considered necessary for a fair presentation of consolidated financial position and results of operations as of and for the periods presented. The Company is required to make estimates and assumptions that affect the amounts reported in the unaudited financial statements and footnotes. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the period that they are determined to be necessary.
          In 2007, the Company organized, hosted and promoted a significantly greater number of live and televised MMA sporting events during the first half of our fiscal year than during the second half of our fiscal year. Since the Company generally incurs most of our costs in connection with such events, our expenses were significantly higher during the first half of 2007 than in the last six months of 2007. In June 2008, the Company announced that its event scheduled for August 15, 2008 was canceled and no other events have been scheduled due to its current

INTERNATIONAL FIGHT LEAGUE, INC
and Subsidiary (formerly International Fight League, LLC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2—BASIS OF PRESENTATION AND CONSOLIDATION (continued)
financial condition. The Company is currently exploring options to maximize the value of the Company or its assets and may seek protection from creditors through a court proceeding. In addition, the results of operations for the periods presented are not necessarily indicative of the results of operations for the full year and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 in our Annual Report on Form 10-K.
NOTE 3— RECENT ACCOUNTING PRONOUNCEMENTS
          Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which did not have a material impact on the Company’s consolidated financial statements. SFAS 157 establishes a common definition for fair value, a framework for measuring fair value under generally accepted accounting principles in the United States (“GAAP”), and enhances disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-2, which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company is evaluating the expected impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.
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
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” (“SFAS 161”) SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The Company is required to adopt SFAS 161 beginning in fiscal year 2009. The Company is currently evaluating the impact adoption of SFAS 161 may have on the consolidated financial statements.
          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting

INTERNATIONAL FIGHT LEAGUE, INC
and Subsidiary (formerly International Fight League, LLC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3— RECENT ACCOUNTING PRONOUNCEMENTS (continued)
          Principles. SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS No. 69 for state and local governmental entities and federal governmental entities. The Company is currently evaluating the impact adoption of SFAS 162 may have on the consolidated financial statements.
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
          At June 30, 2008 and 2007, the Company’s common stock equivalents include stock options outstanding of 2,977,576 and 2,088,031 and warrants outstanding of 14,544,513 and 1,288,987, respectively. These common stock equivalents are not included in the diluted EPS calculations because the effect of their inclusion would be anti-dilutive or would decrease the loss per common share.
NOTE 5—INCOME TAXES
          The Company files a federal U.S. income tax return and income tax returns in certain other state and cities. Tax returns for the years 2006 through 2007 remain open for examination in various tax jurisdictions in which it operates. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at June 30, 2008, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of June 30, 2008, no interest related to uncertain tax positions had been accrued.
NOTE 6—RELATED PARTY TRANSACTIONS
          Certain business transactions are transacted among the Company and two business ventures that are controlled by the Company’s former Chief Executive Officer. Typically, the Company reimbursed these related companies for charges incurred and advances made on the Company’s behalf. Further, the Company purchases certain goods and services from these related companies. The Company incurred no expenses for the three and six months ended June 30, 2008 and $230,000 and $580,000 for the three and six months ended June 30, 2007 relating to these transactions. There were no amounts outstanding related to these transactions at June 30, 2008 and December 31, 2007.

INTERNATIONAL FIGHT LEAGUE, INC
and Subsidiary (formerly International Fight League, LLC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6—RELATED PARTY TRANSACTIONS (continued)
          The Company also paid amounts to a company controlled by a family member of Kurt Otto, a director and former commissioner for logistical and consulting services. The amounts paid were $0 and $5,200 during the three and six months ended June 30, 2008 and $26,000 and $48,400 during the three and six months ended June 30, 2007.
          In connection with Old IFL’s lease of the Company’s New York City headquarters in August 2006, the Company’s former Chief Executive Officer executed an unconditional and irrevocable guaranty of Old IFL’s obligations under the lease. This lease commenced on September 1, 2006 and expires on August 31, 2010. Rent expense initially was $13,394 per month (not including escalations) commencing on November 1, 2006 and payable in advance. With the approval of the Board of Directors, the Company has agreed to indemnify the former Chief Executive Officer for all cost and losses incurred by him as a result of this guaranty. The lease was terminated subsequent to June 30, 2008 and the guaranty released (see Note 13).
NOTE 7—STOCK OPTION PLAN
          Accounting for stock options issued to employees follows the provisions of SFAS No. 123(R), “Share-Based Payment” and the SEC’s Staff Accounting Bulletins (“SAB”) No. 107 and No. 110, “Share-Based Payment.” This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company uses the Black-Scholes option pricing model to measure the fair value of options granted to employees.
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
          In addition, on February 8, 2008 the Company granted 20,000 options to an employee. The options were scheduled to vest 1/2 in April 2008 and 1/6 every six months thereafter and have an exercise price of $0.12. In July 2008 the employee was terminated and forfeited 10,000 unvested options (see Note 11). The employee has three months from the date of termination to exercise its 10,000 vested options.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7—STOCK OPTION PLAN (continued)
          A summary of option activity under the Plan for the six months ended June 30, 2008 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Options	Exercise Price	Term
Outstanding at January 1, 2008	2,637,919	$0.32
Granted	270,000	$0.12
Cancelled	(190,988)	$0.26

Outstanding at June 30, 2008	2,716,931	$0.30	8.0 years
Exercisable at June 30, 2008	1,248,511	$0.20	6.9 years
          In connection with grants of options issued under the Plan, compensation costs of $62,970 and $127,483 were charged against operations for the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2007, compensation costs of $14,469 and 29,677 were charged to operations, respectively.
          Subsequent to June 30, 2008, six employees who were granted a total of 175,000 options were terminated. The six employees were vested in 103,775 options and therefore forfeited 71,225 options upon termination. The 103,775 vested options expire from October 3, 2008 to November 8, 2008 (see Note 11).
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
     The Company granted one award of 125,000 shares of restricted stock on May 22, 2007 to its Executive Vice President and acting Principal Financial Officer, with an aggregate fair value of $381,249, of which $47,656 and $95,182 were recognized as compensation expense for the three and six months ended June 30, 2008, respectively. No shares have been forfeited and 62,500 of the shares were vested as of June 30, 2008. No restricted stock awards were granted or were outstanding for the three and six months ended June 30, 2007.
NOTE 8— WARRANTS
          The Company has issued and outstanding a total of 14,544,513 warrants to purchase common stock at prices ranging from $.30 to $1.25 per share. Of this total, 13,976,180 were issued in connection with the Company’s December 2006 and August 2007 private placements, are fully vested and no charges to earnings were recognized. The remaining 568,333 outstanding warrants were issued in quarter ended June 30, 2007 as incentive compensation to league coaches and as compensation to a consultant to the Company, of which 397,500 were vested as of June 30, 2008. In connection with these 568,333 warrants, costs of $54,616 and $109,235 were recorded for the three and six months ended June 30, 2008, respectively.
NOTE 9—TELEVISION RIGHTS AGREEMENTS
          On January 31, 2008, the Company entered into a Production and Distribution Agreement with HDNet, LLC (“HDNet”). Under this agreement, HDNet agreed to broadcast live three events scheduled for February 29, April 4 and May 16, 2008 and to provide certain production costs. In addition, if HDNet should decide to exploit the programming for these events by pay-per-view, which it has not yet done, HDNet will pay the Company forty

INTERNATIONAL FIGHT LEAGUE, INC
and Subsidiary (formerly International Fight League, LLC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9—TELEVISION RIGHTS AGREEMENTS (continued)
percent (40%) of the “adjusted gross revenue”, as defined in the agreement, for the production and broadcasting of these three events within thirty days of HDNet’s receipt of payment from third party distributors. The Company did not recognize any television rights revenue for this agreement with HDNet during the three and six month periods ended June 30, 2008.
          On March 20, 2008, the Company entered into a letter agreement with National Sports Programming, owner and operator of Fox Sports Net programming service (“FSN”) which set forth certain terms and conditions under which FSN will broadcast nine fully produced and broadcast quality sixty-minute episodes. The episodes will highlight action from events held on February 29, April 4 and May 16, 2008. FSN will pay the Company a license fee of $20,000 per episode for each of the nine episodes delivered and accepted pursuant to the terms of the agreement. The agreement also provides certain telecast rights to FSN for each episode along with certain other previously held events. This agreement supersedes the previous letter of intent agreement dated January 15, 2007.
          The Company recognized $140,000 of television rights revenue from this agreement with FSN during the three and six month periods ended June 30, 2008.
NOTE 10 —TERMINATION OF CONTRACTS
          During the three months ended June 30, 2008, the Company terminated contracts with licensees, sponsors and other vendors related to the cancellation of its MMA events. The Company entered into agreements with these parties to release each party from any further obligations and paid a total of $50,539 in connection with these releases. No further expenses are expected related to these contracts.
NOTE 11—TERMINATION OF EMPLOYEES AND DIRECTORS
          On May 30, 2008, Mr. Kurt Otto voluntarily resigned from the Company’s Board of Directors.
          In connection with the cancellation of its events and the release of its athletes, the Company entered into general release agreements with eight employees as of June 30, 2008 and nine employees were terminated subsequent to June 30, 2008. The release agreements specify certain severance payments as well a full payment of any unpaid wages, commissions, bonuses, vacation pay, employee benefits or other compensation or payments of any other kind of nature as part of the release. The Company has recorded $60,000 of compensation expenses related to the employee releases for the three and six months ended June 30, 2008. No further expenses are expected for these terminated employees. In addition, the Company will be recording approximately $54,000 of compensation expense in subsequent periods related to the employees the Company has terminated after June 30, 2008.
NOTE 12—COMMITMENTS AND CONTINGENCIES
          As of June 30, 2008, the Company’s operating subsidiary, IFL Corp., was a party to seven coach agreements or team manager agreements. The Company reached an agreement with one of these coaches to terminate his agreement subsequent to June 30, 2008, pursuant to which IFL Corp. paid $10,000 and all parties were granted releases of further obligations to each other. The six remaining agreements have termination dates ranging from December 31, 2008 to January 2, 2013. The total remaining payment obligation of IFL Corp. under these agreements is $1,208,000. These agreements provide for semi-monthly payments, and IFL Corp. has not made payments on these agreements since June 15, 2008 as a result of the cancellation of its MMA events and its financial situation. IFL Corp. has been in discussions with the coaches about a termination and settlement of these agreements but has not yet been able to reach an agreement with the coaches. The financial statements reflect an accrual of payments due under these contracts through June 30, 2008.

INTERNATIONAL FIGHT LEAGUE, INC
and Subsidiary (formerly International Fight League, LLC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13—SUBSEQUENT EVENTS
          Subsequent to June 30, 2008, the Company ceased operations and terminated contracts with vendors and other parties paying a total of $42,000 to obtain releases for these terminations.
          As disclosed in Note 11, the Company terminated nine employees subsequent to June 30, 2008, and will incur severance costs of approximately $54,000 in subsequent period related to these terminations.
          Subsequent to June 30, 2008, the Company began to release it athletes from their contractual commitments with the Company to allow them to compete with other MMA organizations. The Company does not expect to incur any charges in connection with these releases.
          On July 22, 2008, the Company terminated its lease agreement for its principal office space located in New York City. This operating lease commenced on September 1, 2006 and was schedule to expire on August 31, 2010. As part of the termination, the Company paid the landlord a $50,000 termination fee which was made up of $32,159 of unpaid rent for June and July 2008 and $17,841 of restoration costs. In addition the Company’s security deposit of $107,152 was assigned to the landlord. The termination releases all parties including the guarantor of the lease of any future obligations. In connection with this office move, the Company will also incur a charge in subsequent periods for the losses or write downs of leasehold improvements and office furniture and equipment in connection with the termination of the New York lease which are expected to be approximately $120,000. The Company has moved into office space in Rutherford, New Jersey pursuant to a month-to-month lease for rent of $900 per month and paid a security deposit of $1,800.
          On July 21, 2008, the Company entered into an agreement with a consultant to provide financial and business advisory services to assist the company in exploring its options or maximize the value of the Company and its assets. The term of the agreement is thirty days beginning on July 21, 2008 and ending on August 20, 2008 and may be renewed for successive thirty-day periods on terms and conditions satisfactory to the parties. The Company paid a non-refundable fee of $17,500 for services to be performed during the term upon execution of the agreement. The Company will also pay a bonus of $15,000 to $75,000 to the consultant if the Company is able to raise financing or sell its assets.
          On July 23, 2008, the Company entered into an agreement with a law firm to provide legal advice, prepare documents and perform other acts appropriate in assisting the Company and its operating subsidiary, IFL Corp., in the event the Company or IFL Corp. seeks protection from its creditors through a court proceeding. The Company paid a retainer of $250,000 to this law firm.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed on April 15, 2008. In addition to historical information, this discussion and analysis contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance and the industries in which we operate as well as on our management’s assumptions. These forward-looking statements involve risks and uncertainties. When used in this Quarterly Report on Form 10-Q the words “anticipate,” “objective,” “may,” “might,” “should,” “could,” “can,” “intend,” “expect,” “believe,” “estimate,” “predict,” “targets,” “goals,” “projects,” “seeks,” “potential,” “plan,” “is designed to” or the negative of these and similar expressions identify forward-looking statements. While we believe our plans, intentions and expectations reflected in those forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. Other than as required by applicable securities laws, we are under no obligation to update any forward-looking statement, whether as result of new information, future events or otherwise. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007.
Our Company and Suspension of Operations
          We are a sports entertainment company that uses our professional mixed martial arts (“MMA”) sports league, known as the “International Fight League” or the “IFL,” as a platform to generate revenues from spectator attendance at live events, broadcast of television programming, sponsorships and licensing. Our business was founded in 2005 to organize, host and promote live and televised MMA sporting events and to capitalize on the growing popularity of MMA in the United States and around the world. In June 2008 we announced that our event scheduled for August 15, 2008 had been canceled and no other events are scheduled due to our current financial condition. Subsequent to June 30, 2008, began releasing our athletes so they can compete with other MMA organizations. We have also reduced our staff to four employees. We are also seeking to reach an agreement with our coaches to terminate their contracts. At the present time, we do not have any continuing business operations and our only material source of continuing revenue and cash flow is from international television rights. We are currently exploring options to maximize the value of the Company or our assets and may seek protection from its creditors through a court proceeding if unsuccessful.
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
Results of Operations
          From inception through June 30, 2008, we have incurred costs and expenses significantly in excess of revenues. Due to our current financial condition, we cancelled our event scheduled for August 2008 and have not scheduled any additional events. Furthermore, we have terminated all but four of our employees, have released our athletes so they can compete with other MMA organizations and are seeking alternatives to maximize the value the Company and our assets. We are also considering seeking protection from creditors pursuant to a court proceeding. The foregoing discussion and analysis should be read in light of these facts and circumstances.
Three Months Ended June 30, 2008 Compared To Three Months Ended June 30, 2007
          During the three months ended June 30, 2008, IFL incurred a net loss of $2.5 million, or $0.03 per common share compared to a net loss of $6.9 million, or $0.13 per common share for the three months ended June 30, 2007. As used below under this caption for the three month comparison, 2008 refers to the three month period ended June 30, 2008 and 2007 refers to the three month period ended June 30, 2007.
Revenues:
     Revenues for three months ended June 30, 2008 were $903,000 as compared to $1,673,000 for three months ended June 30, 2007, a decrease of $770,000 or 46%. The principal components of revenue include:
•	Revenue from live events of $318,000 in 2008 versus $892,000 for 2007, a decrease of $574,000, or 64%. The decrease is due in large part to the reduction in the number of events from five in 2007 to two in 2008;

•	Television rights of $356,000 in 2008 versus $672,000 in 2007, a decrease of $316,000 or 47%. The decrease is due revenue recognized in 2007 from MyNetworkTV, which we do not have in 2008;

•	Advertising revenues of $183,000 in 2008 versus $74,000 in 2007, an increase of $109,000, or 147%, representing an increase in sponsorship revenue resulting from the continuing development of our sponsorship program (which has been terminated as a result of the cancellation of our events); and

•	Branded merchandise revenues of $46,000 in 2008 versus $35,000 in 2007, an increase of $11,000 or 31%, resulting from an increase in the popularity of the IFL brand.
Cost of Revenues:
          For 2008, cost of revenues was $1.9 million as compared to $6.4 million for 2007, a decrease of $4.5 million, or 70%. The principal components and respective increases or decreases in costs of revenue are:
•	Live event costs of $1,765,000 in 2008 versus $6,403,000 in 2007, a decrease of $4,638,000, or 72%, with the decrease being primarily the result of holding two events in 2008 versus five in 2007:

•	Talent costs decreased $1,144,000, to $539,000 in 2008 as compared to $1,683,000 in 2007, a decrease of 68%, due to the decrease in the number of events from five in 2007 to two in 2008;

•	Travel, facility rental and other event costs decreased from $772,000 in 2007 to $206,000 in 2008, a decrease of $566,000, or 73%, due to fewer events in 2008; and

•	Television production costs decreased $2,405,000, or 85%, with the 2008 cost being $411,000 compared to $2,816,000 in 2007, due to the decrease in the number of shows produced because of fewer events and a general decrease in our per event and per show production costs as a result of our cost reduction efforts;

•	Advertising costs of $322,000 in 2008 versus $466,000 in 2007, a decrease of $144,000, or 31%, due to fewer events being held in 2008;

•	Television distribution fees and production costs were $78,000 in 2008 and none in 2007. The increase is due to the commission and other costs related to our international television rights.
Selling, General and Administrative Expenses:
     For 2008, selling, general and administrative expenses were $1.3 million as compared to $2.2 million for 2007, a decrease of $0.9 million, or 41%. The primary components of these expenses and the reason for the decrease are:
•	Advertising and promotion of $17,000 in 2008 versus $152,000 in 2007, a decrease of $135,000, or 89%, due to cost reduction efforts and fewer events in 2008;

•	Conventions and trade shows of $0 in 2008 versus $66,000 in 2007 due to elimination of attending these events in 2008;

•	Professional fees of $285,000 in 2008 versus $300,000 in 2007, a decrease of $15,000 or 5% due to cost reductions and reduced use of outside consultants

•	Payroll and benefits expense of $860,000 in 2008 versus $1,283,000 in 2007, a decrease of $423,000, or 33%, due a decrease in the number of employees; and

•	Travel expense of $17,000 in 2008 versus $94,000 in 2007, a decrease of $77,000, or 82%, due to cost reduction efforts and cut backs in travel.
Share-based Compensation:
          Share-based compensation expense for 2008 was $165,000 compared to $14,000 in 2007, an increase of $151,000 or 1079%. The increase is the result of expensing 2007 option, warrant and restricted stock grants in 2008 (most of the 2007 grants were made subsequent to June 30, 2007) along with 2008 option grants to an officer and employees.
Other Income (Expense):
          During 2008 interest income of $13,000 was earned on available cash balances compared to $72,000 in 2007, a decrease of $59,000 or 82%. Cash balances in 2008 were lower than in 2007 because we could not generate positive cash flows from operations and needed to use the cash raised in prior the year’s equity funding for current year operations.

Six Months Ended June 30, 2008 Compared To Six Months Ended June 30, 2007
          During the six months ended June 30, 2008, IFL incurred a net loss of $4.8 million, or $0.06 per common share compared to a net loss of $13.8 million, or $0.26 per common share for the six months ended June 30, 2007. As used below under this caption for the six month comparison, 2008 refers to the six month period ended June 30, 2008 and 2007 refers to the six month period ended June 30, 2007.
Revenues:
     Revenues for six months ended June 30, 2008 were $1,185,000 as compared to $2,484,000 for six months ended June 30, 2007, a decrease of $1,299,000 or 52%. The principal components of revenue include:
•	Revenue from live events of $397,000 in 2008 versus $1,406,000 for 2007, a decrease of $1,009,000, or 72%. The decrease is due in large part to the reduction in the number of events from nine in 2007 to three in 2008;

•	Television rights of $395,000 in 2008 versus $883,000 in 2007, a decrease of $488,000 or 55%. The decrease is due revenue recognized in 2007 from MyNetworkTV, which we do not have in 2008;

•	Advertising revenues of $338,000 in 2008 versus $141,000 in 2007, an increase of $197,000, or 140%, representing an increase in sponsorship revenue resulting from the continuing development of our sponsorship program (which has been terminated as a result of the cancellation of our events); and

•	Branded merchandise revenues of $55,000 in 2008 versus $54,000 in 2007, an increase of $1,000 or 2%, resulting from an increase in the popularity of the IFL brand, offset buy fewer events in 2008.
          On January 31, 2008, we entered into a Production and Distribution Agreement with HDNet, LLC (“HDNet”). Under this agreement, HDNet agreed to broadcast live three events scheduled for February 29, April 4 and May 16, 2008 and to provide certain production costs. In addition, if HDNet should decide to exploit the programming for these events by pay-per-view, which it has not yet done, HDNet will pay us forty percent (40%) of the “adjusted gross revenue”, as defined in the agreement, for the production and broadcasting of these three events within thirty days of HDNet’s receipt of payment from third party distributors. We did not recognize any television rights revenue for this agreement with HDNet during the three and six month periods ended June 30, 2008.
          On March 20, 2008, we entered into a letter agreement with National Sports Programming, owner and operator of Fox Sports Net programming service (“FSN”), which set forth certain terms and conditions under which FSN will broadcast nine fully produced and broadcast quality sixty-minute episodes. The episodes will highlight action from events held on February 29, April 4 and May 16, 2008. FSN will pay us a license fee of $20,000 per episode for each of the nine episodes delivered and accepted pursuant to the terms of the agreement. The agreement also provides certain telecast rights to FSN for each episode along with certain other previously held events. This agreement supersedes the previous letter of intent agreement dated January 15, 2007. We recognized $140,000 of television rights revenue from this agreement with FSN during the three and six month periods ended June 30, 2008
          During the three and six month periods ended June 30, 2008, we recognized $39,000 and 255,000, respectively, for our international television rights pursuant to our agreement with Alfred Haber Distribution, Inc. We did not recognize any international television rights revenue during the three and six months ended June 30, 2007.
Cost of Revenues:
          For 2008, cost of revenues was $2.9 million as compared to $12.1 million for 2007, a decrease of $9.2 million, or 76%. The principal components and respective increases or decreases in costs of revenue are:
•	Live event costs of $2,717,000 in 2008 versus $12,002,000 in 2007, a decrease of $9,285,000, or 77%, with the decrease being primarily the result of holding three events in 2008 versus nine in 2007:

•	Talent costs decreased $2,428,000, to $943,000 in 2008 as compared to $3,371,000 in 2007, a decrease of 72%, due to the decrease in the number of events from nine in 2007 to three in 2008;

•	Travel, facility rental and other event costs decreased from $2,562,000 in 2007 to $711,000 in 2008, a decrease of $1,851,000, or 72%, due to the decreased number of events; and

•	Television production costs decreased $4,322,000, or 87%, with the 2008 cost being $665,000 compared to $4,987,000 in 2007, due to the decrease in the number of shows produced because of fewer events and a general decrease in our per event and per show production costs as a result of our cost reduction efforts;

•	Advertising costs of $398,000 in 2008 versus $1,081,000 in 2007, a decrease of $683,000, or 63%, due to fewer events in 2008;
•	Television distribution fees and production costs were $86,000 in 2008 and none in 2007. The increase is due to the commission and other costs related to our international television rights.
Selling, General and Administrative Expenses:
     For 2008, selling, general and administrative expenses were $2.8 million as compared to $4.4 million for 2007, a decrease of $1.6 million, or 36%. The primary components of these expenses and the reason for the decrease are:
•	Advertising and promotion of $99,000 in 2008 versus $343,000 in 2007, a decrease of $244,000, or 71%, due to cost reduction efforts and reductions in non-event advertising and promotion in 2008;

•	Professional fees of $515,000 in 2008 versus $1,000,000 in 2007, a decrease of $485,000, or 49%, primarily resulting from additional costs incurred in 2007 related to our becoming a public company and a reduction in 2008 in the use of consultants;

•	Payroll and benefits expense of $1,831,000 in 2008 versus $2,321,000 in 2007, a decrease of $490,000, or 21%, due a decrease in the number of employees; and

•	Travel expense of $23,000 in 2008 versus $204,000 in 2007, a decrease of $181,000, or 89%, due to cost reduction efforts and cut backs in travel.
Share-based Compensation:
          Share-based compensation expense for 2008 was $332,000 compared to $30,000 in 2007, an increase of $302,000 or 1007%. The increase is the result of expensing 2007 option, warrant and restricted stock grants in 2008 (2007 grants were made subsequent to June 30, 2007) along with 2008 option grants to an officer and an employee.
Other Income (Expense):
          During 2008 interest income of $59,000 was earned on available cash balances compared to $234,000 in 2007, a decrease of $175,000 or 75%. Cash balances in 2008 were lower than in 2007 because we could not generate positive cash flows from operations and needed to use the cash raised in the prior year’s equity funding for current year operations.

Liquidity and Capital Resources
          At June 30, 2008, our cash and cash equivalents were $1.0 million, a decrease of $5.1 million from the balance of $6.1 million at December 31, 2007. The decrease represents cash used for working capital purposes. The main components of the decrease were the 2008 net loss of $4,759,000 million; the payment of the remaining accrued liquidated damages payable of $456,000; and payments made on operating expenses of $678,000 offset by collections of $381,000 in accounts receivable and non-cash charges related to depreciation and amortization of $55,000, loss on disposal of property and equipment of $14,000 and share-based compensation of $332,000.
Going Concern and Suspension of Operations
          The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, our MMA operations have incurred consecutive recurring losses, accumulated deficit and negative cash flows. Due to our financial position, we have cancelled our MMA events and do not have any more events scheduled. Subsequent to June 30, 2008, we began to release our athletes and have reduced our employees to four and are attempting to negotiate a settlement with our remaining coaches to terminate their contracts. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Future Capital Requirements
          Since inception, our MMA operations have incurred losses, and we have funded these operating deficits through proceeds of (a) $2.5 million from the 2006 issuance of preferred stock, (b) $22.2 million net proceeds from our December 2006 private placement of common stock, and (c) $11.6 million of net proceeds from our August 2007 private placement of common stock. The Company has announced that its remaining events for 2008 have been canceled due to its current financial condition. As a result, the Company will be unable to generate any cash flows from operations, other than revenues from our international television rights. We are exploring options to maximize the value of the Company or our assets and may seek protection from creditors through a court proceeding if unsuccessful.
          We negotiated releases of certain contractual obligations during June and July 2008 as a result of the cancellation of the remaining 2008 events which resulted in total cash payments by us of $81,000. We have also reduced the number of employees to four and have taken numerous other steps to reduce our costs to only those costs which are necessary to enable us to seek alternatives to maximize the value of the Company or our assets. In July 2008, we terminated the lease for our New York office space and are currently renting space for $900 a month on a month-to-month lease. As part of our termination of employees, we obtained releases from these employees and have paid, during the three month period ended June 30, 2008 and subsequent to June 30, 2008, $114,000 in severance and termination payments to 17 terminated employees. We are also seeking to reach an agreement with our six remaining coaches to terminate their agreements, which have total payment obligations of $1,208,000. However, no assurance can be given that we will reach an agreement with these coaches.
Off-Balance Sheet Arrangements
          As of June 30, 2008, we had no off-balance sheet arrangements.
Seasonality
          In 2007, we organized, hosted and promoted a significantly greater number of live and televised MMA sporting events during the first half of the year than during the last six months of 2007. Since we generally incur most of our costs in connection with such events, our costs and expenses decreased during the second half of 2007. Due to the cancelation of the remaining 2008 events we anticipate no material costs for the last six months of 2008.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
          Not applicable.
Item 4. Controls and Procedures
          Evaluation of Disclosure Controls and Procedure— Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date that our disclosure controls and procedures were adequate and effective such that the information relating to us, including our consolidated subsidiary, required to be disclosed in our SEC reports is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objectives of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.
          Changes in Internal Control Over Financial Reporting— There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
          None.
Item 1A. Risk Factors
          There have been no material changes in the risk factors that were previously disclosed in Item 1A, “Risk Factors,” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 except as follows:
          On June 10, 2008, we announced that our event scheduled for August 15, 2008 had been cancelled, and no other events are scheduled due to our current financial condition. We have also reduced our staff to four employees and have released our athletes so they can compete with other MMA organizations. We are also seeking to reach an agreement with our coaches to terminate their contracts. At the present time, we do not have any continuing business operations and our only material source of continuing revenue and cash flow is from international television rights. We are currently exploring options to maximize the value of the Company or our assets and may seek protection from its creditors through a court proceeding if unsuccessful.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
          None.
Item 6. Exhibits
          See Exhibit Index on page 23 for a description of the documents that are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL FIGHT LEAGUE, INC.
By:	/s/ Michael C. Keefe
Michael C. Keefe
Executive Vice President Acting Chief Financial Officer

Date: August 27, 2008

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