Form 10-Q
period 2008-09-30
International Fight League, Inc.
filed 2008-11-20
CIK 885475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to       .
Commission file number: 000-21134
International Fight League, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	04-2893483
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

38 Park Avenue
Rutherford, New Jersey	07070
(Address of Principal Executive Offices)	(ZIP Code)
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
     At November  , 2008, there were 79,058,509 shares of Common Stock, par value $0.01 per share, outstanding.

INTERNATIONAL FIGHT LEAGUE, INC.
INDEX

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
     The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year, or any other period. As previously reported, on September 15, 2008, our wholly-owned subsidiary, IFL Corp. (“IFLC”), voluntarily filed a petition for reorganization relief under chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”). All of our operations were transacted through IFLC, which has ceased operations and, subsequent to September 30, 2008, sold substantially all of its assets pursuant to a sale under Section 363 of the Bankruptcy Code. Accordingly, this report and the condensed consolidated financial statements presented below should be read in conjunction with these developments.
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
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$360,273	$6,120,500
Accounts receivable, net of allowance for doubtful accounts	87,685	670,990
Prepaid expenses	178,328	457,361

Total current assets	626,286	7,248,851

Property and equipment, net of accumulated depreciation and amortization	23,640	266,967
Other assets	4,300	113,295

Total assets	$654,226	$7,629,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities not subject to compromise:
Accounts payable	$69,850	$845,197
Accrued liquidated damages	—	456,045
Accrued expenses and other current liabilities	73,403	504,915

Total current liabilities not subject to compromise	143,253	1,806,157

Current liabilities subject to compromise:
Accounts payable	156,128	—
Accrued expenses and other liabilities	254,629	—

Total current liabilities subject to compromise	410,757	—

Total current liabilities	554,010	1,806,157

Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 79,058,509 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	790,562	790,562
Additional paid-in capital	36,265,931	35,936,112
Accumulated deficit	(36,956,277)	(30,903,718)

Total stockholders’ equity	100,216	5,822,956

Total liabilities and stockholders’ equity	$654,226	$7,629,113

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Live and television events:
Advertising—sponsorships	$1,727	$195,846	$340,408		$337,070
Live events—box office receipts	345	588,987	397,074		1,994,550
Television rights	117,952	1,075,000	512,906		1,957,500
Branded merchandise	13,135	18,357	68,017		72,659

Total revenues	133,159	1,878,190	1,318,405		4,361,779

Costs of revenues:
Live and televised events:
Advertising—sponsorships		55,339	63,137		110,647
Live events costs	152,769	3,102,319	2,869,911		15,104,605
Television distribution fees and production	7,795	—	94,094		—
Branded merchandise		42,610	27,412		67,035

Total costs of revenues	160,564	3,200,268	3,054,554		15,282,287

Selling, general and administrative expenses	842,909	2,161,541	3,617,644		6,604,486

Share-based compensation expense	140,758	247,691	472,658		277,368

Loss before reorganization items	(1,011,072)	(3,731,310)	(5,826,451)		(17,802,362)

Reorganization item:
Professional fees	(285,000)	—	(285,000)		—

Operating loss	(1,296,072)	(3,731,310)	(6,111,451)		(17,802,362)

Other income (expense):
Interest expense	(629)	(799)	(3,347)		(2,894)
Interest income	3,017	87,896	62,238		322,035

Total other income, net	2,388	87,097	58,891		319,141

Net loss	$(1,293,684)	$(3,644,213)	$(6,052,560)		$(17,483,221)

Net loss per common share—basic and diluted	$(0.02)	$(0.05)	$(0.08)	$	$(0.30)

Weighted-average number of common shares outstanding—basic and diluted	79,058,509	68,683,000	79,058,509		58,627,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
and Subsidiary (formerly International Fight League, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,052,560)	$(17,483,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,329	82,043
Loss on disposal of property and equipment	151,158	—
Share-based compensation expense and cost of warrants in selling, general and administrative expense	472,658	466,168
Assignment of security deposit	107,152
Changes in operating assets and liabilities:
Accounts receivable, net	583,305	(80,809)
Merchandise inventory	—	(66,476)
Prepaid expenses	136,195	44,645
Accounts payable	(619,219)	(372,188)
Accrued liquidated damages	(456,045)	—
Accrued expenses and other current liabilities	(176,883)	(899,225)

Net cash used in operating activities	(5,784,910)	(18,309,063)

Cash flows from investing activities:
Net refund of security deposits	1,843	8,051
Purchase of property and equipment	—	(73,739)
Proceeds from sale of property and equipment	22,840	—

Net cash provided by (used in) investing activities	24,683	(65,688)

Cash flows from financing activities:
Receipt of subscription receivable	—	1,250,000
Proceeds from exercise of stock options	—	7,448
Payment of accrued commission on private placement	—	(1,645,400)
Cash received on private placement of common stock and warrants	—	12,665,000
Costs of private placements	—	(1,182,861)

Net cash provided in financing activities	—	11,094,187

Net decrease in cash and cash equivalents	(5,760,227)	(7,280,564)
Cash and cash equivalents at beginning of period	6,120,500	16,623,159

Cash and cash equivalents at end of period	$360,273	$9,342,595

Supplemental disclosure of cash flow information:

Cash payments of interest	$3,347	$2,894

Issuance of warrant to placement agent	$—	$518,959

Supplemental disclosure of payments received and expenses incurred in connection with reorganization:
Professional fees	$285,000	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC
and Subsidiary (formerly International Fight League, LLC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—CESSATION OF OPERATIONS AND CHAPTER 11 BANKRUPTCY FILING
     During the three month period ended September 30, 2008, the Company ceased its operations and on September 15, 2008, the Company’s wholly-owned subsidiary, IFL Corp. (“IFLC”), through which the Company conducted it operations, voluntarily filed a petition for reorganization relief under chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”). IFLC’s bankruptcy case is docketed as In re IFL Corp., Case No. 08-13589 (MG). Under chapter 11 of the Bankruptcy Code, various types of claims against IFLC in existence at the time of the filing of the bankruptcy petition are stayed under the Bankruptcy Code while IFLC continues to operate its business as a debtor-in-possession. These claims are reflected in the September 30, 2008 balance sheet as “liabilities subject to compromise.” Additional claims against IFLC may arise subsequent to the bankruptcy filing that are also subject to compromise, such as claims resulting from the rejection of executory contracts, allowed claims for contingencies or disputed amounts, and other claims determined by the Court. On November 17, 2008, IFLC sold substantially all of its assets to HDNet LLC pursuant to a sale under Section 363 of the Bankruptcy Code which was approved by the Court on October 28, 2008. See Note 3 below. IFLC plans to file a plan of liquidation with the Court to pay off creditors and to orderly wind down its affairs.
     The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company (the parent company, International Fight League, Inc.) will continue as a going concern. At September 30, 2008, the Company had cash of $360,000, had an accumulated deficit of $36,956,000 and, for the nine months then ended September 30, 2008, incurred a net loss of $6,053,000.
     The Company is exploring its options to realize value for its stockholders, which may include seeking a reverse merger transaction with a party with operations. The Company has no present avenues of financing, no source of revenues and no present plans to obtain interim financing while continuing to explore its options. As a result of the foregoing, the lack of liquidity and funding sources pose a substantial risk to the ongoing viability of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2—BASIS OF PRESENTATION AND CONSOLIDATION
     Prior to November 29, 2006, the Company was known as Paligent Inc., a Delaware corporation (“Paligent”). On November 29, 2006, the Company acquired IFLC, then called International Fight League, Inc., a privately held Delaware corporation, pursuant to an agreement and plan of merger, dated as of August 25, 2006, as amended (the “Merger Agreement”), among the Company, its wholly-owned subsidiary (“Merger Sub”), and IFLC, providing for the merger of Merger Sub and IFLC, with IFLC being the surviving corporation and becoming the Company’s wholly-owned subsidiary (the “Merger”). Immediately following the Merger, the Company changed its name to International Fight League, Inc. (“IFL” or collectively, the “Company”), and IFLC changed its name to IFL Corp. and continued to operate its business of organizing and promoting a mixed martial arts (“MMA”) sports league under the name “International Fight League.”
     The accompanying unaudited condensed consolidated financial statements represent the accounts of IFL and IFLC. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are considered necessary for a fair presentation of consolidated financial position and results of operations as of and for the periods presented. The Company is required to make estimates and assumptions that affect the amounts reported in the unaudited financial statements and footnotes. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the period that they are determined to be necessary.
     In 2007, the Company organized, hosted and promoted a significantly greater number of live and televised MMA sporting events during the first half of our fiscal year than during the second half of our fiscal year. Since the Company generally incurs most of its costs in connection with such events, our expenses were significantly higher during the first half of 2007 than in the last six months of 2007. During the quarter ended September 30, 2008, the Company ceased its operations and on September 15, 2008, IFLC voluntarily filed a petition for reorganization relief under chapter 11 of Bankruptcy Code. All of the Company’s operations were transacted through IFLC, and IFLC owned substantially all of the Company’s assets. Subsequent to September 30, 2008, IFLC sold substantially all of its assets pursuant to a sale under Section 363 of the Bankruptcy Code. See Note 3 below.

INTERNATIONAL FIGHT LEAGUE, INC
and Subsidiary (formerly International Fight League, LLC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company’s condensed consolidated statements of operations for the periods presented are not necessarily indicative of the results of operations for the full year and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 in the Company’s Annual Report on Form 10-K and the disclosures set forth in this report.
     The accompanying financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: Financial Reporting by Entities in Reorganization under the Bankruptcy Code.
NOTE 3—AGREEMENT TO SELL ASSETS AND SUBSEQUENT EVENTS
     On September 19, 2008, IFLC filed with the Court a motion for orders (a) authorizing IFLC to sell all or substantially all of its assets to HDNet LLC (“HDNet”), subject to higher and better offers, (b) approving bid procedures, (c) scheduling auction and sale hearing and (d) granting related relief (the “Sale Motion”). In connection with the Sale Motion, on September 19, 2008, IFLC and HDNet entered into an asset purchase agreement (the “Asset Purchase Agreement”), which provided for the sale of substantially all of IFLC’s assets (the “Purchased Assets”) to HDNet for total consideration of $650,000 in cash and the assumption by HDNet of certain liabilities of IFLC. The Asset Purchase Agreement was subject to higher and better offers as set forth in the Sale Motion. The Court granted the Sale Motion on October 10, 2008.
     On October 28, 2008, the Court held a hearing on the auction and sale of the Purchased Assets as contemplated by the Sale Motion and entered an order (“Sale Order”) authorizing IFLC to sell the Purchased Assets to HDNet for total consideration of $650,000 in cash and the assumption by HDNet of certain liabilities of IFLC, as set forth in the Asset Purchase Agreement. The closing took place on November 17, 2008, pursuant to which IFLC transferred to HDNet the Purchased Assets, and HDNet paid $650,000 in cash to IFLC and assumed certain liabilities of IFLC. The Company will recognize a gain on the sale of the Purchased Assets in the quarter ending December 31, 2008.
     The Purchased Assets included the name “International Fight League,” the Company’s corporate name. The Company has entered into a name use agreement with HDNet which will permit the Company to continue using “International Fight League” for general corporate purposes until the earlier of (a) two years or (b) the Company becoming involved in any active trade or business (other than the use of the name for general corporate purposes).
NOTE 4— RECENT ACCOUNTING PRONOUNCEMENTS
     Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which did not have a material impact on the Company’s consolidated financial statements. SFAS 157 establishes a common definition for fair value, a framework for measuring fair value under generally accepted accounting principles in the United States (“GAAP”), and enhances disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. 157-2, which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company is evaluating the expected impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.
     In October 2008 the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP No. 157-3 clarifies the application of SFAS. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, “Accounting Changes and Error Corrections.” FSP No. 157-3 is effective for the consolidated financial statements included in the Company’s quarterly report for the period ended September 30, 2008, and application of FSP No. 157-3 had no impact on the Company’s consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter be reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The Company is currently evaluating the impact adoption of SFAS 141(R) may have on the consolidated financial statements.
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS No. 69 for state and local governmental entities and federal governmental entities. The Company is currently evaluating the impact adoption of SFAS 162 may have on the consolidated financial statements.
     In June 2008 the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of EITF 03-6-1. Management is currently evaluating the requirements of EITF 03-6-1 and has not yet determined the impact on the Company’s consolidated financial statements.
NOTE 5—LOSS PER SHARE
     The Company complies with the accounting and reporting requirements of SFAS No. 128, “Earnings Per Share.” Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) applicable

INTERNATIONAL FIGHT LEAGUE, INC
and Subsidiary (formerly International Fight League, LLC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based upon the weighted-average number of common shares outstanding during the period plus the additional weighted-average common equivalent shares during the period. Common equivalent shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock (the “treasury stock method”). Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Inherently, stock options and warrants are deemed to be anti-dilutive when the average market price of the common stock during the period exceeds the exercise price of the stock options or warrants.
     At September 30, 2008 and 2007, the Company’s common stock equivalents include stock options outstanding of 2,661,209 and 3,097,372 and warrants outstanding of 14,544,513 and 14,611,180, respectively. These common stock equivalents are not included in the diluted EPS calculations because the effect of their inclusion would be anti-dilutive or would decrease the net loss per common share.
NOTE 6—INCOME TAXES
     The Company files a federal U.S. income tax return and income tax returns in certain states and cities. Tax returns for the years 2006 through 2007 remain open for examination in various tax jurisdictions in which the Company or its subsidiaries operate. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at September 30, 2008, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of September 30, 2008, no interest related to uncertain tax positions had been accrued.
NOTE 7—RELATED PARTY TRANSACTIONS
     Certain business transactions are transacted among the Company and two business ventures that are controlled by the Company’s former Chairman and Chief Executive Officer, Gareb Shamus. Typically, the Company reimbursed these related companies for charges incurred and advances made on the Company’s behalf. Further, the Company purchases certain goods and services from these related companies. The Company had no such transactions for the three and nine months ended September 30, 2008 and had transactions in the amounts of $73,400 and $654,000 for the three and nine months ended September 30, 2007, respectively. There were no amounts outstanding related to these transactions at September 30, 2008 and December 31, 2007.
     During the nine months ended September 30, 2007, the Company paid amounts to a company controlled by its former President and Chief Executive Officer, Jay Larkin, for consulting services provided to the Company prior to Mr. Larkin’s employment with the Company. The total amounts paid by the Company for these services and reimbursement of related expenses were $20,000 and $136,500 for the three and nine month periods ended September 30, 2007. No such amounts have been paid after Mr. Larkin commenced his employment with the Company in September 2007.
     The Company also paid amounts to a company controlled by a family member of Kurt Otto, a former director and former commissioner, for logistical and consulting services. The amounts paid were $0 and $5,200 during the three and nine months ended September 30, 2008 and $22,400 and $70,800 during the three and nine months ended September 30, 2007.
     In connection with IFLC’s lease of the New York City headquarters in August 2006, the Company’s former Chairman and Chief Executive Officer executed an unconditional and irrevocable guaranty of IFLC’s obligations under the lease. This lease was terminated effective July 31, 2008 and the guaranty released (see Note 14).

INTERNATIONAL FIGHT LEAGUE, INC
and Subsidiary (formerly International Fight League, LLC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8—STOCK OPTION PLAN
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
     On February 8, 2008 the Company granted 250,000 options to its former President and Interim Chief Executive Officer, Jay Larkin (see Note 12 below). The options were scheduled to vest 1/12 upon the grant of the award, 1/12 on March 21, 2008 and 1/12 every three months thereafter and have an exercise price of $0.12. On November 10, 2008, Mr. Larkin and the Company entered into an agreement to terminate Mr. Larkin’s employment with the Company, which also provided for the termination of all of his options, vested and unvested.
     In addition, on February 8, 2008, the Company granted 20,000 options to an employee. The options were scheduled to vest 1/2 in April 2008 and 1/6 every six months thereafter and have an exercise price of $0.12. In July 2008, the employee was terminated and forfeited 10,000 unvested options and had three months from the date of termination to exercise the 10,000 vested options, which were not exercised and have been cancelled.
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

February 8,
2008
Expected volatility	187.96%
Expected dividends	0
Expected term (in years)	3
Risk-free rate	3.6%
     A summary of option activity under the Plan for the nine months ended September 30, 2008 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Options	Exercise Price	Term
Outstanding at January 1, 2008	2,637,919	$0.32
Granted	270,000	$0.12
Cancelled	(413,486)	$0.20

Outstanding at September 30, 2008	2,494,433	$0.32	7.7 years
Exercisable at September 30, 2008	1,373,524	$0.24	7.2 years

INTERNATIONAL FIGHT LEAGUE, INC
and Subsidiary (formerly International Fight League, LLC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In connection with grants of options issued under the Plan, compensation costs of $61,000 and $188,000 were charged against operations for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007, compensation costs of $13,000 and $43,000 were charged to operations, respectively.
     During the three month period ended September 30, 2008, six employees and one independent contractor who were granted a total of 489,730 options were terminated. These individuals were vested in 351,869 options and therefore forfeited 127,861 options upon termination. The 351,869 vested options expire from October 3, 2008 to November 8, 2008. See Note 12.
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
     The Company granted one award of 125,000 shares of restricted stock on May 22, 2007 to its Executive Vice President and acting Principal Financial Officer, with an aggregate fair value of $381,000, of which $48,000 and $143,000 were recognized as compensation expense for the three and nine months ended September 30, 2008, respectively. No shares have been forfeited and 93,750 of the shares were vested as of September 30, 2008. No other restricted stock awards were granted or were outstanding for the three and nine months ended September 30, 2008 or 2007. As of September 30, 2008, the remaining unamortized balance of $143,099 for this award is included in prepaid expenses.
NOTE 9— WARRANTS
     The Company has issued and outstanding a total of 14,544,513 warrants to purchase common stock at prices ranging from $.30 to $1.25 per share. Of this total, 13,976,180 were issued in connection with the Company’s December 2006 and August 2007 private placements, are fully vested and no charges to earnings were recognized. The remaining 568,333 outstanding warrants were issued in the quarter ended June 30, 2007 as incentive compensation to league coaches and as compensation to a consultant to the Company, of which 418,333 were vested as of September 30, 2008. In connection with these 568,333 warrants, costs of $32,000 and $142,000 were recorded for the three and nine months ended September 30, 2008, respectively, all of which was included in share-based compensation. During the three and nine month periods ended September 30, 2007, the Company recorded costs of $328,000 related to these warrants, of which $139,000 was recorded as share-based compensation and $189,000 was recorded as selling, general and administrative expenses.
NOTE 10—TELEVISION RIGHTS AGREEMENTS
     On January 31, 2008, the Company entered into a Production and Distribution Agreement with HDNet. Under this agreement, HDNet agreed to broadcast live three events scheduled for February 29, April 4 and May 16, 2008 and to provide certain production costs. In addition, if HDNet should decide to exploit the programming for these events by pay-per-view, which it has not yet done, HDNet will pay the Company forty percent (40%) of the “adjusted gross revenue”, as defined in the agreement, for the production and broadcasting of these three events within thirty days of HDNet’s receipt of payment from third party distributors. The Company did not recognize any television rights revenue for this agreement with HDNet during the three and nine month periods ended September 30, 2008.
     On March 20, 2008, the Company entered into a letter agreement with National Sports Programming, owner and operator of Fox Sports Net programming service (“FSN”) which set forth certain terms and conditions under which FSN is broadcasting nine fully produced and broadcast quality sixty-minute episodes. The episodes highlight action from events held on February 29, April 4 and May 16, 2008. FSN paid the Company a license fee of $20,000 per episode for each of the nine episodes delivered and accepted pursuant to the terms of the agreement.

INTERNATIONAL FIGHT LEAGUE, INC
and Subsidiary (formerly International Fight League, LLC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The agreement also provides certain telecast rights to FSN for each episode along with certain other previously held events. This agreement supersedes the previous letter of intent agreement dated January 15, 2007.
     The Company recognized $40,000 and $180,000 of television rights revenue from this agreement with FSN during the three and nine month periods ended September 30, 2008.
     Both of these agreements have been transferred to HDNet on November 17, 2008 as part of the sale by IFLC of substantially all of its assets to HDNet.
NOTE 11 —TERMINATION OF CONTRACTS
     During the three and nine month periods ended September 30, 2008, IFLC terminated contracts prior to the filing of bankruptcy with licensees, sponsors and other vendors related to the cancellation of its MMA events and the cessation of its operations. IFLC entered into agreements with these parties to release each party from any further obligations and paid a total of $42,000 and $93,000 for the three and nine month periods ended September 30, 2008 in connection with these releases. No further expenses are expected related to these contracts.
NOTE 12—TERMINATION OF EMPLOYEES AND DIRECTORS
     On May 30, 2008, Mr. Kurt Otto voluntarily resigned from the Company’s Board of Directors.
     In connection with ceasing its operations, the Company entered into general release agreements with 17 employees as of September 30, 2008, nine of which were entered into during the three month period ended September 30, 2008. The release agreements specify certain severance payments as well a full payment of any unpaid wages, commissions, bonuses, vacation pay, employee benefits or other compensation or payments of any other kind of nature as part of the release. The Company has recorded $54,000 and $114,000 of compensation expenses related to the releases for these employees for the three and nine months ended September 30, 2008. No further expenses are expected for these terminated employees.
     On November 10, 2008, the Company and Jay Larkin, the Company’s President and acting Chief Executive Officer, entered into an agreement providing for Mr. Larkin’s resignation of his positions and employment with the Company, effective November 1, 2008. Pursuant to the agreement, the Company has agreed to pay Mr. Larkin a one-time payment for $20,000 and will also be paying the premiums for medical insurance coverage for Mr. Larkin until the earlier of April 30, 2009 or the date on which Mr. Larkin becomes eligible for group medical insurance through an employer or professional affiliation other than the Company. As part of the agreement, all of Mr. Larkin’s stock options for the Company’s stock automatically terminated. The agreement also has customary terms regarding confidentiality, cooperation, release of claims and covenants not to sue. The Company recognized a charge to compensation expense for the three month period ended September 30, 2008 of $20,000 for its agreement with Mr. Larkin, which is in addition to the charges referred to in the immediately preceding paragraph.
     In connection with the termination of Mr. Larkin, Michael Keefe, the Company’s Executive Vice President, General Counsel and Acting Chief Financial Officer, has been appointed President, Chief Financial Officer and General Counsel of the Company.
NOTE 13—COMMITMENTS AND CONTINGENCIES
     As of September 30, 2008, IFLC was a party to six coach agreements or team manager agreements, with terms ranging from December 31, 2008 to January 2, 2013. The total remaining payments under these agreements is $1,208,000. These agreements provide for semi-monthly payments, and IFLC has not made payments on these agreements since June 15, 2008 as a result of the cancellation of its MMA events and the cessation of its operations. The financial statements reflect an accrual of payments due under these contracts through September 30, 2008. The amounts that may ultimately be paid to these coaches will depend upon IFLC’s plan of reorganization in its bankruptcy case.

INTERNATIONAL FIGHT LEAGUE, INC
and Subsidiary (formerly International Fight League, LLC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company’s employment agreement with its current President and Chief Financial Officer, Mr. Keefe, provides for severance benefits of 6 months of salary ($20,000 per month) if he is terminated without cause, and one of the Company’s other remaining employees is entitled to severance of $33,000 if his employment is terminated.
NOTE 14—TERMINATION OF REAL ESTATE LEASE
     On July 22, 2008, IFLC terminated its lease agreement for its principal office space located in New York City effective July 31, 2008. This operating lease commenced on September 1, 2006 and was scheduled to expire on August 31, 2010. As part of the termination, IFLC paid the landlord a $50,000 termination fee which was made up of $32,000 of unpaid rent for June and July 2008 and $18,000 of restoration costs. In addition, IFLC’s security deposit of $107,000 was assigned to the landlord. The termination releases all parties including the guarantor of the lease of any future obligations. IFLC also closed its Las Vegas, Nevada office in July 2008, and the lease for that office expires December 2008.
     In connection with the move to New Jersey and the closing of the New York and Las Vegas offices, the Company incurred a charge for the net losses or write downs of leasehold improvements and office furniture and equipment of $136,000. Effective August 1, 2008, the Company moved into office space in Rutherford, New Jersey pursuant to a month-to-month lease for rent of $900 per month and paid a security deposit of $1,800 during the three month period ended September 30, 2008.
NOTE 15—RETENTION OF ADVISORS
     On July 21, 2008, the Company entered into an agreement with a consultant to provide financial and business advisory services to assist the Company in exploring its options or maximize the value of the Company and to assist IFLC in the sale of its assets in bankruptcy. The original term of the agreement was thirty days beginning on July 21, 2008 and has been extended through the bankruptcy proceeding of IFLC. IFLC paid fees of $35,000 for services during the three months ended September 30, 2008, all of which was charged to reorganization expenses (professional fees) during the period. IFLC will also pay a bonus of $25,000 to the consultant for the sale of its assets to HDNet pursuant to the bankruptcy proceeding.
     On July 23, 2008, IFLC retained a law firm to provide legal advice, prepare documents and perform other acts appropriate in assisting IFLC to seek protection from its creditors through its bankruptcy proceeding. IFLC paid a retainer of $250,000 to this law firm in July 2008, all of which was charged to reorganization expenses (professional fees) during the three month period ended September 30, 2008.

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
Bankruptcy and Sale of Assets
     Our business was founded in 2005 to organize, host and promote live and televised professional mixed martial arts (“MMA”) sporting events under the name “International Fight league” or “IFL” and to capitalize on the growing popularity of MMA in the United States and around the world. In June 2008 we announced that our event scheduled for August 15, 2008 had been canceled and on September 15, 2008, our wholly-owned subsidiary IFLC, through which we conducted our operations and which held substantially all of our assets, voluntarily filed a petition for reorganization relief under chapter 11 of the Bankruptcy Code in the Court. IFLC’s bankruptcy case is docketed as In re IFL Corp., Case No. 08-13589 (MG). On November 17, 2008, IFLC sold substantially all of its assets to HDNet pursuant to a sale under Section 363 of the Bankruptcy Code which was approved by the Bankruptcy Court on October 28, 2008. IFLC plans to file a plan of liquidation with the Court to pay off creditors and to orderly wind down its affairs.
     With the sale of substantially all of our assets to HDNet and with no active business operations or business assets, we are essentially a “shell” corporation. Our board of directors, on a time available basis, will search for, review and engage in due diligence for potential merger or acquisition proposals for which the Board would deem to be suitable acquisition candidates. To date, no such acquisition or merger proposal has been identified.
     We will continue to incur ongoing losses, which are expected to be greatly reduced due to the substantially inactive nature of our business following the sale of our assets to HDNet and the winding down of IFLC. However, losses will be incurred to pay ongoing reporting expenses, including legal and accounting, as necessary to maintain the Company as a public entity, as well as some minimal operating expenses and insurance premiums for general liability, directors’ and officers’ liability and other insurance, while searching for merger or acquisition candidates. In addition, we will incur costs related to the termination of our remaining employees and satisfying our pre-existing severance obligations with these employees.
     In connection with the sale of substantially all of our assets to HDNet, the Purchased Assets included the name “International Fight League,” our corporate name. We have entered into a name use agreement with HDNet which will permit us to continue using “International Fight League” for general corporate purposes until the earlier of (a) two years or (b) becoming involved in any active trade or business (other than the use of the name for general corporate purposes).
Corporate History
     Prior to November 29, 2006, we were known as Paligent Inc., a Delaware corporation (“Paligent”). On November 29, 2006, we acquired IFLC, then known as International Fight League, Inc., a privately held Delaware corporation, pursuant to an agreement and plan of merger, dated as of August 25, 2006, as amended (the “Merger

Agreement”), by and among us, our wholly owned subsidiary (“Merger Sub”), and IFLC, providing for the merger of Merger Sub and IFLC, with IFLC being the surviving corporation and becoming our wholly-owned subsidiary (the “Merger”). Immediately following the Merger, we changed our name to International Fight League, Inc. and IFLC changed its name to IFL Corp. and continued to operate the business of organizing and promoting a mixed martial arts sports league under the name “International Fight League.”
     The Merger has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States of America. Reported results of operations of the combined group reflect the operations of the Company and IFLC.
     IFLC’s predecessor, International Fight League, LLC (the “LLC”), was organized on March 29, 2005 as a New Jersey limited liability company. On January 11, 2006, the LLC merged into IFLC, whereupon the existence of the LLC ceased, and at which time the members of the LLC received an aggregate of 18,000,000 shares of IFLC common stock, par value $0.0001 per share, in exchange for their membership interests in the LLC. IFLC operated as a development stage enterprise through March 31, 2006.
Results of Operations
     From inception through September 30, 2008, we have incurred costs and expenses significantly in excess of revenues. On September 15, 2008, our wholly-owned subsidiary, IFLC, through which we conducted our operations and which owned substantially all of our assets, voluntarily filed a petition for reorganization relief under chapter 11 of the Bankruptcy Code in the Court. On November 17, 2008, IFLC sold substantially all of its assets to HDNet pursuant to a sale under Section 363 of the Bankruptcy Code which was approved by the Court on October 28, 2008. Furthermore, we have terminated all but three of our employees and have no business assets or business operations and no future source of revenues. Accordingly, a comparison with prior periods is not meaningful and is not included. Similarly, an analysis of the nine month period ended September 30, 2008 is not relevant because the Company had operations during the first six months of 2008, but ceased operations during the quarter ended September 30, 2008. Therefore, the foregoing discussion and analysis is for the three month period ended September 30, 2008 only.
     During the three months ended September 30, 2008, IFL incurred a net loss of $1.3 million, or $0.02 per common share. During the period, we had revenues of $133,000, which consisted primarily of the final $40,000 of television rights revenue from our agreement with FSN and $78,000 of international television rights revenue under our agreement with Alfred Haber Distribution, Inc. All future international television rights revenue has been assigned to HDNet pursuant to the sale of substantially all of our assets to HDNet.
     For the three months ended September 30, 2008, cost of revenues was $161,000, consisting primarily of accrued fees under team manager agreements and some residual costs of our final event in May 2008 and television production costs.
Selling, General and Administrative Expenses:
     For the three months ended September 30, 2008, selling, general and administrative expenses were $843,000. The primary components of these expenses were $148,000 in real estate lease costs, including costs to terminate the lease in New York, $357,000 of payroll and benefits costs, including $74,000 of employee severance costs, $94,000 of professional fees for legal, accounting, SEC filing and financial advisory fees, $42,000 of costs for contract terminations and $151,000 of net loss and write downs of leasehold improvements and office furniture and equipment.
Share-based Compensation:
     Share-based compensation expense for the three months ended September 30, 2008 was $141,000.
Reorganization Expenses:
      During the three months ended September 30, 2008, we paid $285,000 of professional fees in connection with the chapter 11 reorganization of IFLC, consisting of $250,000 in legal fees and $35,000 of financial advisory fees. All of these amounts have been charged to reorganization expenses (professional fees) during the period.

Other Income (Expense):
     During the three months ended September 30, 2008 interest income of $3,000 was earned on available cash balances.
Liquidity, Capital Resources and Going Concern
     At September 30, 2008, our cash and cash equivalents were $360,000. On November 17, 2008, we received $650,000 from the sale of substantially all of our assets to HDNet. The cash proceeds from the sale to HDNet as well as the cash balances held by IFLC as of September 30, 2008 of $114,000 must be used to satisfy all of the claims in the IFLC bankruptcy proceedings, including all costs to administer the case, and none of this cash may be available for us as the parent company. As of September 30, 2008, we the parent company had a separate cash balance of $247,000.
     We are exploring options to realize value for our stockholders, which may include seeking a reverse merger transaction with a party having ongoing operations. We have no present avenues of financing, no source of revenues and no present plans to obtain interim financing while continuing to explore our options.
     As a result of the foregoing, our lack of liquidity and funding sources pose a substantial risk to our ongoing viability. The condensed consolidated financial statements in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The forgoing conditions raise substantial doubt about our ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Off-Balance Sheet Arrangements
     As of September 30, 2008, we had no off-balance sheet arrangements.
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
     Changes in Internal Control Over Financial Reporting— There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     On September 15, 2008, our wholly-owned subsidiary, IFLC, through which we conducted our operations, voluntarily filed a petition for reorganization relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. IFLC’s bankruptcy case is docketed as In re IFL Corp., Case No. 08-13589 (MG). .
Item 1A. Risk Factors
     There have been no material changes in the risk factors that were previously disclosed in Item 1A, “Risk Factors,” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 except as follows:
On September 15, 2008, IFL Corp. (“IFLC”), our wholly-owned subsidiary, filed a voluntary petition for reorganization relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”). IFLC’s bankruptcy case is docketed as In re IFL Corp., Case No. 08-13589 (MG).
On November 17, 2008, IFLC sold substantially all of its assets to HDNet LLC (“HDNet”) for $650,000 in cash and the assumption by HDNet of certain liabilities of IFLC. This sale to HDNet was approved by the Court on October 28, 2008. IFLC was our operating subsidiary which owned substantially all of our assets and operations and through which we conducted substantially all of our business. Accordingly, we no longer have any material assets, other than cash, and have no business operations and are essentially a “shell” company.
We are exploring options to realize value for our stockholders, which may include seeking a reverse merger transaction with a party with ongoing operations. However, we may be unable to find any alternatives or options to realize any value for our stockholders and may not be able to enter into a reverse merger transaction. We have no present avenues of financing, no source of revenues and no present plans to obtain interim financing while continuing to explore our options. As a result of the foregoing, our lack of liquidity and funding sources pose a substantial risk to our ongoing viability. These conditions raise substantial doubt about our ability to continue as a going concern.
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
Michael C. Keefe
President, Chief Financial Officer and General Counsel

Date: November 20, 2008

EXHIBIT INDEX

Exhibits
10.1	Asset Purchase Agreement, dated September 19, 2008, between IFL Corp. and HDNet LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on September 24, 2008 and incorporated by reference).

10.2	Agreement and General Release dated November 10, 2008, between Jay Larkin and the registrant (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on November 14, 2008 and incorporated by reference).

10.3	Name Use Agreement between HDNet LLC and the registrant (included as Exhibit F to Asset Purchase Agreement in Exhibit 10.1 to this report and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included in and incorporated by reference to Exhibit 31.1 of this report).

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Sale Motion filed with the U.S. Bankruptcy Court for the Southern District of New York on September 19, 2008 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed by the registrant on September 24, 2008 and incorporated by reference).

99.2	Sale Order entered by the U.S. Bankruptcy Court for the Southern District of New York on October 28, 2008 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed by the registrant on October 30, 2008 and incorporated by reference).