Form 10-K
period 2008-12-31
International Fight League, Inc.
filed 2009-04-15
CIK 885475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-21134
International Fight League, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	04-2893483

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

7365 Main Street, #191
Stratford, CT	06614

(Address of Principal Executive Offices)	(ZIP Code)
347.563.0060

(Registrant’s telephone number,
including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of class

Common Stock, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of June 30, 2008, the aggregate market value of the registrant’s common equity held by non-affiliates of the registrant, was approximately $497,000 (based on the last sale price of such stock on such date as reported by the OTC Bulletin Board and assuming, for the purpose of this calculation only, that all of the registrant’s directors, executive officers and 5% or greater stockholders listed in Item 12 of this report were affiliates).
The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share as of March 9, 2009, was 79,058,509.
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
     All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, the factors listed under Item 1A — “Risk Factors.”
     All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.
Overview
     We discontinued our operations during the quarter ended September 30, 2008, and on September 15, 2008, our wholly-owned subsidiary, IFL Corp. (“IFLC”), through which we conducted our operations and which held substantially all of our assets, voluntarily filed a petition for reorganization relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”). IFLC’s bankruptcy case is docketed as In re IFL Corp., Case No. 08-13589 (MG). On November 17, 2008, IFLC sold substantially all of its assets to HDNet for $650,000 in cash plus the assumption of certain of IFLC’s obligations, pursuant to a sale under Section 363 of the Bankruptcy Code which was approved by the Court on October 28, 2008.
     IFLC is operating its business and managing its assets as a “debtor in possession” pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. IFLC plans to file a plan of liquidation with the Court to pay off creditors and to orderly wind down its affairs. Additional information about IFLC’s filing under the Bankruptcy Code, including access to Court documents and other general information about the chapter 11 case, is available online at www.nysb.uscourts.gov to users of the Court’s case filing system (the User’s Manual for the Electronic Case Filing System can be found at http://www.nysb.uscourts.gov, the official website for the Court). All other persons may access Court documents and other general information about IFLC’s chapter 11 case from the Clerk of the Court during normal business hours. The Court is located at One Bowling Green, New York, New York 10004. Materials filed with the Court are not prepared for the purpose of providing a basis for an investment decision relating to our securities or for comparison with other financial information filed with the U.S. Securities and Exchange Commission (the “SEC”).
     Prior to discontinuing our operations, through IFLC we operated a sports entertainment business that used our professional mixed martial arts (“MMA”) sports league, known as the “International Fight League” or the “IFL,” as a platform to generate revenues from spectator attendance at live events, broadcast of television programming, sponsorships and licensing. Our business was founded in 2005 to organize, host and promote live and televised MMA sporting events and to capitalize on the growing popularity of MMA in the United States and around the world. In 2006 and 2007 our league centered around our teams, which included some of the world’s most highly regarded MMA athletes and coaches. In 2006 and 2007, our sporting events typically showcased four teams, in two-team match-ups, with athletes competing in one-on-one matches across five weight divisions. Our 2007 season consisted of nine regular season events, followed by a two round playoff for the league champion and then a two round “Grand Prix” tournament, in which our top athletes competed for title belts in various weight classes. At the conclusion of this Grand Prix tournament, we had belt holders for six different weight divisions.
     We changed our format for 2008. Rather than retain the team format, we migrated to a camp format, with championship fights. Our previous teams were identified with a city or geographic region, along with a team name and logo. However, many of the teams never fought in their geographic region and were not recognized by MMA fans. By switching to the camps, we believed we could capitalize on some of the legends of MMA who were our coaches, by having their own gyms or camps compete against each other. However, we were not able to generate sufficient revenue to continue operating the MMA business, and made the decision to cease our operations and IFLC elected to file for bankruptcy.
     While we were operating our MMA business, we earned revenue from live event ticket sales, sponsorships and promotions and licensing of our intellectual property. We held over 20 live events, the first of which took place during the second quarter of 2006, the first period in which we recognized revenues. These live events create a body of television programming content, which was the primary asset, along with our trademarks and trade names, which we sold to HDNet for $650,000 on November 17, 2008.
     With the sale of substantially all of our assets to HDNet and with no active business operations or business assets, we are essentially a “shell” company as defined by the rules of the SEC under the Securities Exchange Act of 1934. Our board of directors, on a time available basis, will search for, review and engage in due diligence for potential merger or acquisition proposals for which the Board would deem to be suitable acquisition candidates. To date, no such acquisition or merger proposal has been identified. If our Board is able to identify a potential merger or acquisition candidate, we cannot predict in what industry or business this candidate may operate.
     We will continue to incur ongoing losses, which are expected to be greatly reduced due to the lack of business operations following the sale of our assets to HDNet and the winding down of IFLC. However, losses will be incurred to pay ongoing reporting expenses, including legal and accounting, as necessary to maintain the Company as a public entity, as well as some minimal operating expenses and insurance premiums for directors’ and officers’ liability and other insurance, while searching for merger or acquisition candidates. In addition, we will incur costs related to the termination of our remaining employees and satisfying our pre-existing severance obligations with these employees.
     In connection with the sale of substantially all of our assets to HDNet, the assets sold included the name “International Fight League,” our corporate name. We have an agreement with HDNet which permits us to use “International Fight League” for general corporate purposes until the earlier of (a) two years or (b) becoming involved in any active trade or business (other than the use of the name for general corporate purposes).
Liquidity and Capital Requirements
     At December 31, 2008, our consolidated cash and cash equivalents were approximately $118,000. The cash balances held by IFLC as of December 31, 2008, which were excluded form the consolidated balance sheet, were approximately $523,000 and must be used to satisfy all of the claims in the IFLC bankruptcy proceedings, including all costs to administer the case, and none of this cash may be available for us as the parent company.
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
     On November 29, 2006, we acquired IFLC, then known as International Fight League, Inc., a privately held Delaware corporation, pursuant to an agreement and plan of merger, dated as of August 25, 2006 (the “Merger Agreement”), by and among us, our wholly owned subsidiary (“Merger Sub”), and IFLC. The Merger Agreement provided for the merger of Merger Sub and IFLC, with IFLC being the surviving corporation and becoming our wholly-owned subsidiary (the “Merger”). Immediately following the Merger, we changed our name to International Fight League, Inc. (“IFLI”) and IFLC changed its name to IFL Corp. and continued to operate the business of organizing and promoting a mixed martial arts sports league under the name “International Fight League.”
     Immediately prior to the Merger, we completed a 1-for-20 reverse stock split of our common stock (the “reverse stock split”). Except as otherwise specified herein, all references herein to share amounts of our common stock reflect the reverse stock split. Upon the closing of the Merger, all of the pre-Merger Paligent and IFLC directors became our directors. As part of the Merger, we also adopted the International Fight League, Inc. 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) under which all of the options to purchase shares of common stock of IFLC outstanding prior to the Merger were converted into options to purchase shares of common stock of IFLI.
     As a result of the Merger, the former stockholders of IFLC became holders of our common stock, and holders of IFLC options became holders of options to acquire shares of our common stock. We issued 30,872,101 shares of our common stock to the former stockholders of IFLC in exchange for all of the issued and outstanding shares of IFLC. We also exchanged, as part of the Merger, options to purchase 1,865,000 shares of IFLC common stock for options to purchase 1,925,376 shares of our common stock under our 2006 Equity Incentive Plan having substantially the same terms and conditions as the IFLC options.
     Following the reverse stock split and the Merger, there were 32,496,948 shares of our common stock outstanding, of which the pre-Merger stockholders of Paligent owned approximately 5% and the pre-Merger stockholders of IFLC owned approximately 95%. As a result, IFLC has been treated as the acquiring company for accounting purposes. The Merger has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States. Reported results of operations of the combined group reflect the operations of the Company and IFLC through September 30, 2008, the quarter in which IFLC filed its bankruptcy petition with the Court.
     Unless otherwise indicated or the context otherwise requires, the terms “Company,” “IFL,” “we,” “us,” and “our” refer to International Fight League, Inc. (formerly known as Paligent Inc.) and its subsidiaries, including IFLC, after giving effect to the Merger. Unless otherwise indicated or the context otherwise requires, the term “our business” refers to the mixed martial arts business of IFLC as operated before and after the Merger.
Management Changes and Employees
     As a result of our discontinuation of operations, we only have two employees, one of which is our only existing executive officer, Michael C. Keefe, who is serving as our President, Chief Financial Officer and General Counsel. Effective March 31, 2008, Kurt Otto, previously our Commissioner, resigned from that position and from his employment with us, and on May 30, 2008, resigned from our Board of Directors. On November 10, 2008, we and Jay Larkin, formerly our President and Interim Chief Executive Officer, entered into an agreement providing for Mr. Larkin’s resignation of his positions and employment with us, effective November 1, 2008. For more information about or changes in our Board of Directors and management, see Part III, “Item 10 — Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K.
     As of December 31, 2008, neither of our two employees was represented by a union.
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
     We have no operations, assets or ongoing revenue and could face liquidation. We currently have no operations, revenue, or assets other than cash, cash equivalents and nominal other assets. We are in effect a “shell company” under SEC rules. Our Board of Directors, as time permits them, will search for, review and engage in due diligence for potential merger or acquisition proposals for which the Board would deem to be suitable acquisition candidates. To date, no such acquisition or merger proposal has been identified. While this process is taking place, we have no ongoing revenues or income (other than interest on our cash and cash equivalents) to support us during this period, only our limited cash on hand. If our Board of Directors does identify a potential acquisition or merger candidate, no assurance can be given that stockholders will approve such a transaction. If we do not complete a transaction before we run out of cash, and do not obtain any financing, we may be forced to liquidate.
     There is no assurance that we can continue as an inactive public reporting entity. We will not be able to sustain our existence and pay the required accounting, auditing or other reporting costs necessary to continue as a public company indefinitely. Further, there is no assurance any funding can be obtained to maintain us as a public entity after our existing funds are exhausted.
     Future regulations could impact our ability to remain a public company. Future regulations under state or federal securities agencies, such as the SEC, could make it difficult or impossible for us to continue as an inactive public company through adoption of various administrative regulations and filing requirements which make it impossible or very difficult for us to continue as a non-operating public company.
     In the future, we will have no active management. No significant management, time and expertise are being devoted to our operations now that we are inactive. Initial reviews of merger and acquisition opportunities would be completed by the Board, who, on a time available basis, will seek to search out and attempt to locate various merger or acquisition candidates or proposals for us. The Board may not be successful finding a merger or acquisition candidate.
     A merger or acquisition would result in new management and could result in being involved in a new business operation or industry. Any completed merger or acquisition may result in new management being appointed to control the Company and a new business activity being selected. Our existing stockholders would essentially have no control or meaningful voice, other than (1) voting against the merger or acquisition or (2) if such a transaction is approved by a majority of stockholders, exercising dissenting stockholder rights under Delaware law, if these rights are available.
     Our stock has been trading at around $0.01 or less per share and may not increase. No assurance can be given that an active market for our common stock will be sustained, or that stockholders will be able to sell their shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade.
Item 1B — Unresolved Staff Comments
     None.
Item 2 — Properties
     With the reduction in our work force to two employees, we currently do not own or lease any office space. With completion of the sale by IFLC of substantially all of its assets to HDNet on November 17, 2008, we currently do not own any material property. The assets sold to HDNet included the name “International Fight League,” our corporate name. We have an agreement with HDNet which permits us to use “International Fight League” for general corporate purposes until the earlier of (a) two years or (b) becoming involved in any active trade or business (other than the use of the name for general corporate purposes).
Item 3 — Legal Proceedings
     On September 15, 2008, our wholly-owned subsidiary, IFLC, through which we conducted our operations, voluntarily filed a petition for reorganization relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. IFLC’s bankruptcy case is docketed as In re IFL Corp., Case No. 08-13589 (MG).
     From time to time, we may be involved in disputes or litigation relating to claims in the normal course of business. We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.
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

	High	Low

2008
Fourth Quarter	$0.02	$0.01
Third Quarter	$0.03	$0.01
Second Quarter	$0.06	$0.01
First Quarter	$0.18	$0.06
2007
Fourth Quarter	$0.62	$0.14
Third Quarter	$1.02	$0.45
Second Quarter	$8.60	$0.95
First Quarter	$16.50	$8.95
     The closing sale prices in the table above reflect inter-dealer prices, without retail mark-up or commissions and may not represent actual transactions. All prices are rounded to the nearest $0.01, and any closing prices below $0.01 have been rounded up to $0.01.
     As of March 9, 2009, we had approximately 1,300 holders of record of our common stock.
Dividend Policy
     We have never declared or paid dividends on our common stock, nor do we anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.
Securities Authorized for Issuance Under Equity Compensation Plans
     See Item 12 in this Annual Report on Form 10-K.
Issuer Purchases and Unregistered Sales of Equity Securities
     We did not purchase any of our equity securities and did not sell any of unregistered equity securities during the quarter ended December 31, 2008.
Item 6—Selected Financial Data
     Not required for a smaller reporting company.
Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements and related notes that appear elsewhere in this report.
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

Discontinued Operations and Sale of Assets
     Our business was founded in 2005 to organize, host and promote live and televised professional mixed martial arts (“MMA”) sporting events under the name “International Fight league” or “IFL” and to capitalize on the growing popularity of MMA in the United States and around the world. In June 2008 we announced that our event scheduled for August 15, 2008 had been canceled and on September 15, 2008, our wholly-owned subsidiary IFLC, through which we conducted our operations and which held substantially all of our assets, voluntarily filed a petition for reorganization relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”). IFLC’s bankruptcy case is docketed as In re IFL Corp., Case No. 08-13589 (MG). IFLC is operating its business and managing its assets as a “debtor in possession” pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On November 17, 2008, IFLC sold substantially all of its assets to HDNet LLC (“HDNet”) for $650,000 cash and the assumption by HDNet of certain obligations, pursuant to a sale under Section 363 of the Bankruptcy Code which was approved by the Court on October 28, 2008. IFLC plans to file a plan of liquidation with the Court to pay off creditors and to orderly wind down its affairs.
     With the sale of substantially all of our assets to HDNet and with no active business operations or business assets, we are essentially a “shell company” as defined by the rules of the SEC under the Securities Exchange Act of 1934. Our Board of Directors, on a time available basis, will search for, review and engage in due diligence for potential merger or acquisition proposals for which the Board of Directors would deem to be suitable acquisition candidates. To date, no such acquisition or merger proposal has been identified. If our Board of Directors is able to identify a potential merger or acquisition candidate, we cannot predict in what industry or business this candidate may operate.
     We will continue to incur ongoing losses, which are expected to be greatly reduced due to the inactive nature of our business following the sale of our assets to HDNet and the winding down of IFLC. However, losses will be incurred to pay ongoing reporting expenses, including legal and accounting, as necessary to maintain the Company as a public entity, as well as some minimal operating expenses and insurance premiums for directors’ and officers’ liability and other insurance, while searching for merger or acquisition candidates. In addition, we will incur costs related to the termination of our remaining employees and satisfying our pre-existing severance obligations with these employees.
     In connection with the sale of substantially all of our assets to HDNet, the assets sold to HDNet included the name “International Fight League,” our corporate name. We have entered into a name use agreement with HDNet which permits us to use “International Fight League” for general corporate purposes until the earlier of (a) two years or (b) becoming involved in any active trade or business (other than the use of the name for general corporate purposes). The only assets we currently have are cash and cash equivalents, prepaid expenses (consisting primarily of prepaid insurance premiums and unrealized charges for equity compensation), security deposits and miscellaneous computer equipment.
     Due to the September 15, 2008 bankruptcy filing by IFLC, IFLC ceased being a consolidated subsidiary as of that date. As a result, our balance sheet as of December 31, 2008 includes only the assets and liabilities of International Fight League, Inc., the parent company, and our statement of operations includes the results of operations of IFLC only through September 30, 2008. (Because the petition was filed mid period on September 15, 2008, the Company has consolidated the results of IFLC through September 30, 2008).
Corporate History
     Prior to November 29, 2006, we were known as Paligent Inc., a Delaware corporation (“Paligent”). On November 29, 2006, we acquired IFLC, then known as International Fight League, Inc., a privately held Delaware corporation, by a merger (the “Merger”) pursuant to an agreement and plan of merger (the “Merger Agreement”). Immediately following the Merger, we changed our name to International Fight League, Inc. and IFLC changed its name to IFL Corp. and continued to operate the business of organizing and promoting a mixed martial arts sports league under the name “International Fight League.”
     The Merger has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States. Reported results of operations of the combined group reflect the operations of the Company and IFLC.

Results of Operations
     From inception through December 31, 2008, we have incurred costs and expenses significantly in excess of revenues. On September 15, 2008, our wholly-owned subsidiary, IFLC, through which we conducted our operations and which owned substantially all of our assets, voluntarily filed a petition for reorganization relief under chapter 11 of the Bankruptcy Code in the Court. On November 17, 2008, IFLC sold substantially all of its assets to HDNet for $650,000 cash plus the assumption by HDNet of certain obligations, pursuant to a sale under Section 363 of the Bankruptcy Code which was approved by the Court on October 28, 2008. Furthermore, we have terminated all but two of our employees and have no business assets or business operations and no future source of revenues. Accordingly, the comparison below with prior periods should be read in conjunction with these facts.
     During the year ended December 31, 2008, we incurred a net loss of $6.4 million, or $0.08 per common share compared to a net loss of $21.3 million, or $0.33 per common share for the year ended December 31, 2007. For 2008, the results of operations of ILFC are consolidated only for the period of January 1, 2008 through September 30, 2008.
     The loss from discontinued operations was approximately $6,000,000 in 2008, or $0.08 per share, versus a loss from discontinued operations in 2007 of $18,949,000, or $0.30 per share a decrease of 68%. This decrease is the result of fewer events in 2008 (three) as compared to 13 events in 2007. We lost money on each event, and having fewer events reduced our loss. The loss was also lower because of a reduction in per event costs and significantly lower selling, general and administrative expenses. The revenues from discontinued operations were $1,384,000 in 2008 versus $5,659,000 in 2007, while cost of revenue decreased from $17,697,000 in 2007 to $3,781,000 in 2008. Selling, general and administrative expenses from discontinued operations decreased from $6,992,000 in 2007 versus $3,060,000 in 2008.
     The loss from continuing operations in 2008 was approximately $384,000, or $0.005 per share, as compared with $2,308,000, or $0.03 per share, in 2007. The much of the reduction was a result of cost reduction efforts for selling, general and administrative expenses that began in late 2007 and continued into 2008, and higher costs in 2007 as a result of expenses incurred in our first year as a public company.
     During the year ended December 31, 2008, interest income of $63,000 was earned on available cash balances compared to $415,000 in 2007, a decrease of $352,000 or 85%. Cash balances in 2008 were lower than in 2007 due to our continuing losses in 2008 and the increase in our cash balance in 2007 resulting from our private placements of common stock in December 2006 and August 2007, and the deconsolidation of IFLC and its cash balances.
     For the year ended December 31, 2007, we incurred liquidated damages of $583,000 pursuant to the registration rights agreements with the investors in the December 2006 and August 2007 private sales of our common stock. We incurred these costs because (a) the registration statement to register the shares issued in the August 2007 private placement for resale was not effective by an agreed upon date and (b) the investors in our December 2006 private placement were unable to sell their shares under the previously effective registration statement for a period of time. These two events were the result of the restatement of our financial statements we disclosed on November 19, 2007 due to our previous accounting for our FSN television arrangement as a barter transaction. No such charges were incurred in 2008.
Liquidity, Capital Resources and Going Concern
     At December 31, 2008, our consolidated cash and cash equivalents were $118,000.
     We are exploring options to realize value for our stockholders, which may include seeking a reverse merger transaction with a party having ongoing operations. We have no present avenues of financing, no source of revenues and no present plans to obtain interim financing while continuing to explore our options.
     As a result of the foregoing, our lack of liquidity and funding sources pose a substantial risk to our ongoing viability. The consolidated financial statements in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The forgoing conditions raise substantial doubt about our ability to continue as a going concern.
Off-Balance Sheet Arrangements
     For the years ended December 31, 2008 and 2007, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates
     The preparation of our financial statements is based upon the selection of accounting policies and the application accounting estimates and assumptions. Actual results could differ from those estimates. The following are the accounting policies we believe are the more important areas of our accounting policies and estimates.
      Equity Method of Accounting — Under Accounting Research Bulletin No. 51 “Consolidation of Financial Statements (as Amended)” (“ARB 51”), consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation as control rests with the bankruptcy court, rather than the majority owner. Accordingly, IFLI deconsolidated IFLC as of September 15, 2008, the date the bankruptcy petition was filed, eliminating all future operations from the financial results of operations. From September 16, 2008 through December 31, 2008, the operations of IFLI’s wholly-owned subsidiary IFLC have, therefore, been accounted for under the equity method of accounting.
     Generally accepted accounting principles require that the investment in the investee be reported using the equity method when an investor corporation can exercise significant influence over the operations and financial policies of an investee corporation. When the equity method of accounting is used, the investor initially records the investment in the stock of an investee at cost. The investment account is then adjusted to recognize the investor’s share of the income or losses of the investee after the date of acquisition when it is earned by the investee. Such amounts are included when determining the net income of the investor in the period they are reported by the investee. As a result of applying the equity method, the investment account reflects IFLI’s equity in the underlying net liabilities of IFLC, the investee. In IFLI’s statement of operations after deconsolidation , IFLC’s net gain or loss is reported as a single-line item.
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
     Income Taxes — On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109” (“FIN 48”). As of January 1 and December 31, 2007 and December 31, 2008, there were no unrecognized tax benefits. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at December 31, 2008. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on our financial position, results of operations and cash flows.
     For the year ended December 31, 2008 and 2007, we complied with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of uncertainty of achieving sufficient taxable income in the future a full valuation allowance against our deferred tax asset has been recorded. If these estimates and assumptions change in the future, we may be required to reverse the valuation allowance against deferred tax assets, which could result in additional income tax income.
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
     Stock-Based Compensation — Accounting for equity awards issued to employees and other service providers follows the provisions of SFAS No. 123(R), “Share-Based Payment.” This statement requires an entity to measure the cost of employee or service provider services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee or service provider is required to provide service in exchange for the award.
     We use the Black-Scholes option pricing model to measure the fair value of options granted to employees and service providers.
Control Weakness
     Our management has identified a material weakness in our disclosure controls and procedures and our internal control over financial reporting. See Item 9A(T) in this Annual Report on Form 10-K.
Item 7A—Quantitative and Qualitative Disclosures About Market Risk
     Not applicable.

Item 8—Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of International Fight League, Inc.
     We have audited the accompanying consolidated balance sheets of International Fight League, Inc. and Subsidiary (collectively, the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Fight League, Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States.
     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s operating subsidiary ceased operations, sold off substantially all of its assets, and filed a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code having suffered consecutive recurring losses, accumulated deficit and negative cash flow from operations since inception, which raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Rothstein, Kass & Company, P.C.
Roseland, New Jersey
April 15, 2009

INTERNATIONAL FIGHT LEAGUE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$118,468	$6,120,500
Prepaid expenses	228,555	439,397
Current assets from discontinued operations	—	688,954

Total current assets	347,023	7,248,851

Property and equipment, net	1,150	2,761
Non-current assets from discontinued operations	—	377,501

Total assets	$348,173	$7,629,113

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,340	$116,370
Accrued liquidated damages	—	456,045
Accrued expenses and other current liabilities	66,568	139,000
Current liabilities from discontinued operations	—	1,094,742
Loss in excess of investment in Equity Investee	466,745	—

Total current liabilities	540,653	1,806,157

COMMITMENTS AND CONTINGENCIES
Stockholders’ equity (deficit):
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 79,058,509 shares issued and outstanding at December 31, 2008 and December 31, 2007	790,562	790,562
Additional paid-in capital	36,304,680	35,936,112
Accumulated deficit	(37,287,722)	(30,903,718)

Total stockholders’ equity (deficit)	(192,480)	5,822,956

Total liabilities and stockholders’ equity (deficit)	$348,173	$7,629,113

The accompanying notes are an integral part of the consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2008	2007

Revenues	$—	$—

Selling, general and administrative expenses	693,363	1,901,122

Stock-based compensation expense	267,034	235,165

Other income (expenses):
Income from Equity Investee	516,208	—
Interest expense	(3,347)	(4,712)
Liquidated damages	—	(582,695)
Interest income	63,096	415,438

Other income (expenses), net	575,957	(171,969)

Loss from continuing operations	(384,440)	(2,308,256)

Loss from discontinued operations	(5,999,564)	(18,949,059)

Net loss	$(6,384,004)	$(21,257,315)

Net loss per common share—basic and diluted
Continuing operations	$(0.00)	$(0.03)
Discontinued operations	$(0.08)	$(0.30)

Net loss	$(0.08)	$(0.33)

Weighted average number of common shares outstanding—basic and diluted	79,058,509	63,838,915

The accompanying notes are an integral part of the consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2008 and 2007

	Common Stock		Additional			Total
		Par	Paid- in	Subscription	Accumulated	Stockholders’
	Shares	Value	Capital	Receivable	Deficit	Equity (Deficit)
Balance at December 31, 2006	53,502,724	$535,004	$23,996,851	$(1,250,000)	$(9,646,403)	$13,635,452
Payment of Subscription	—	—	—	1,250,000	—	1,250,000
Exercise of stock options	100,785	1,008	6,440	—	—	7,448
Issuance of common stock in private placement (net of expenses)	25,330,000	253,300	11,115,428	—	—	11,368,728
Issuance of stock under equity incentive plan	125,000	1,250	379,999			381,249
Stock-based compensation and consulting expense	—	—	437,394	—	—	437,394
Net loss	—	—	—	—	(21,257,315)	(21,257,315)

Balance at December 31, 2007	79,058,509	$790,562	$35,936,112	$—	$(30,903,718)	$5,822,956

Stock-based compensation	—	—	368,568	—	—	368,568

Net loss	—	—		—	(6,384,004)	(6,384,004)

Balance at December 31, 2008	79,058,509	$790,562	$36,304,680	$—	$(37,287,722)	$(192,480)

The accompanying notes are an integral part of the consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2008	2007
Cash flows from operating activities:
Loss from discontinued operations	$(5,999,564)	$(18,949,059)
Loss from continuing operations	(384,440)	(2,308,256)

Net loss	(6,384,004)	(21,257,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity from losses in Equity Investee	466,745	—
Depreciation and amortization	71,756	106,942
Stock-based compensation and consulting expense	559,062	532,706
Recovery of uncollectible accounts	—	(75,000)
Forfeiture of security deposit	107,152	—
Loss on disposal of property and equipment from discontinued operations	178,346
Changes in operating assets and liabilities:
Prepaid expenses	20,348	73,892
Current assets from discontinued operations	688,954	(462,043)
Accounts payable	(109,030)	(52,098)
Accrued liquidated damages	(456,045)	456,045
Accrued expenses and other current liabilities from continuing operations	(72,432)	(120,667)
Accrued expenses and other current liabilities from discontinued operations	(1,094,742)	(623,908)

Net cash used in operating activities	(6,023,890)	(21,421,446)

Cash flows from investing activities:
Refund of security deposits	6,143	8,051
Proceeds from sale of property and equipment	15,715
Purchase of property and equipment	—	(70,040)

Net cash provided by/(used in) investing activities	21,858	(61,989)

Cash flows from financing activities:
Receipt of subscription receivable	—	1,250,000
Proceeds from exercise of stock options	—	7,448
Payment of accrued commission on private placement	—	(1,645,400)
Issuance of common stock in private placement	—	12,665,000
Costs of private placements	—	(1,296,272)

Net cash provided by financing activities	—	10,980,776

Net decrease in cash and cash equivalents	(6,002,032)	(10,502,659)
Cash and cash equivalents at beginning of year	6,120,500	16,623,159

Cash and cash equivalents at end of year	$118,468	$6,120,500

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$3,347	$4,712

Supplemental schedule of non-cash financing activity:
Issuance of restricted stock as compensation	$—	$381,249

The accompanying notes are an integral part of the consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—NATURE OF OPERATIONS AND GOING CONCERN UNCERTAINTY
     During the three month period ended September 30, 2008, International Fight League, Inc. (“IFLI”), ceased the operations of its wholly-owned subsidiary, IFL Corp. (“IFLC”), through which all operations were conducted, and on September 15, 2008, IFLC voluntarily filed a petition for reorganization relief under chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”). IFLC’s bankruptcy case is docketed as In re IFL Corp., Case No. 08-13589 (MG). On November 17, 2008, IFLC sold substantially all of its assets to HDNet LLC (“HDNet”) pursuant to a sale under Section 363 of the Bankruptcy Code which was approved by the Court on October 28, 2008. IFLC is operating its business and managing its assets as a “debtor in possession” pursuant to sections 1107(a) and 1108 of the Bankruptcy Code and plans to file a plan of liquidation with the Court to pay off creditors and to orderly wind down its affairs. IFLI plans to operate as s shell company on a continuing basis.
     The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At December 31, 2008, the Company had cash of approximately $118,000, had an accumulated deficit of approximately $37,288,000 and, for the year then ended December 31, 2008, incurred a net loss of approximately $6,384,000.
     The Company is exploring its options to realize value for its stockholders, which may include seeking a reverse merger transaction with a party with operations. The Company has no present avenues of financing, no source of revenues and no present plans to obtain interim financing while continuing to explore its options. As a result of the foregoing, the lack of liquidity and funding sources pose a substantial risk to the ongoing viability of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2—BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND EQUITY INVESTMENT IN SUBSIDIARY
     In accordance with Accounting Research Bulletin (“ARB”) No. 51 “Consolidated Financial Statements (As Amended)”, (“ARB 51”) the Company was required to deconsolidate IFLC upon the filing of its petition for reorganization relief under Chapter 11 in September 2008. Under ARB No. 51, a majority owner is deemed to have lost control over a subsidiary if the subsidiary is in legal reorganization or bankruptcy. Based on the loss of control over IFLC and the uncertainties surrounding the nature, timing and specifics of the bankruptcy proceedings, IFLI deconsolidated IFLC as of September 15, 2008, eliminating all results from that point forward associated with its balance sheet, statements of operations and cash flows. The Company’s previously reported consolidated balance sheets, consolidated statements of operations and consolidated cash flows prior to September 15, 2008 continue to include IFLC’s financial condition, results of operations and cash flows.
     The accompanying consolidated statements of operations and cash flows, therefore, represent the consolidated financial results of IFLI for the years ending December 31, 2008 and 2007 and for its subsidiary, IFLC, formerly a professional mixed martial arts (“MMA”) sports league for the year ending December 31, 2007 and from January 1, 2008 through September 15, 2008. From September 16, 2008 through December 31, 2008, the operations of IFLC have been accounted for under the equity method of accounting and are disclosed as activity related to “Equity Investee” in the accompanying consolidated financial statements. The assets and liabilities of IFLC are excluded from the consolidated balance sheet as of December 31, 2008. (See Notes 4 and 5). Since IFLC’s results after September 15, 2008 are not consolidated with IFLI’s results, and because IFLI believes it is not obligated to fund losses related to its investment in IFLC, any material uncertainties related to IFLC’s future operations are not expected to impact IFLI’s financial results.
     The Company currently has no business operations. While in operation during 2007 and 2008, IFL was an integrated media and entertainment company, engaged in the development, production and marketing of live MMA events with the intent to package television and pay-per-view programming and eventually the license and sale of branded consumer products featuring the IFL and its personalities.

INTERNATIONAL FIGHT LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
     The consolidated financial statements include the accounts of IFLC, a wholly-owned subsidiary of the Company for 2007. For 2008, the results of operations of IFLC are included through September 15, 2008. Thereafter, from September 16, 2008 through December 31, 2008, the operations of IFLC have been accounted for under the equity method of accounting and are disclosed as activity related to “Equity Investee” in the accompanying consolidated financial statements. IFLC’s assets and liabilities are excluded from the 2008 year-end balance sheet. All significant intercompany balances and transactions have been eliminated in consolidation.
Equity Method of Accounting
     Under Accounting Research Bulletin No. 51 “Consolidation of Financial Statements (as Amended)” (“ARB 51”), consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owner. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation as control rests with the bankruptcy court, rather than the majority owner. Accordingly, IFLI deconsolidated IFLC as of September 15, 2008, eliminating all future operations from the financial results of operations. From September 16, 2008 through December 31, 2008, the operations of IFLI’s wholly-owned subsidiary IFLC have, therefore, been accounted for under the equity method of accounting
     Generally accepted accounting principles require that the investment in the investee be reported using the equity method under Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” when an investor corporation can exercise significant influence over the operations and financial policies of an investee corporation. When the equity method of accounting is used, the investor initially records the investment in the stock of an investee at cost.  The investment account is then adjusted to recognize the investor’s share of the income or losses of the investee when it is earned by the investee.  Such amounts are included when determining the net income of the investor in the period they are reported by the investee.
     As a result of deconsolidation and the application of the equity method under ARB 51, IFLI had a negative basis in its investment in IFLC, the Equity Investee, because the subsidiary generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in Equity Investee,” is reflected as a single amount on the Company’s consolidated balance sheet as an approximate $467,000 liability as of December 31, 2008. (See Note 5.) For the period from September 16, 2008 to December 31, 2008, IFLC had a net gain attributable to the sale of substantially all of the subsidiary’s assets to HDNet, which is reflected as a single line item in IFLI’s consolidated statement of operations.
      Since IFLC’s results are no longer consolidated and IFLI believes that it is not obligated to fund future operating losses at IFLC, any adjustments reflected in IFLC’s financial statements subsequent to September 15, 2008 are not expected to affect the results of operations of IFLI. The reversal of the Company’s liability into income will occur when IFLC’s bankruptcy is discharged and the amount of the Company’s remaining investment, if any, in IFLC is determined. IFLI will continue to evaluate the equity method investment in IFLC quarterly to review the reasonableness of the liability balance.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment
     Property and equipment is stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets, ranging from 3 to 5 years or, when applicable, over the life of the lease, whichever is shorter.
Long-Lived Assets
     The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such a review. Long-lived assets will be written-down if the evaluation determines that the fair value is less than the book amount.
Exit or Disposal Activities
     The Company accounts for costs associated with the discontinuation of operations of IFLC in accordance with SFAS No. 146,“Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146, a liability for costs associated with exit or disposal activity is recognized and measured at fair value when the liability is incurred. All costs incurred with the discontinuance of operations of IFLC have been accrued for in 2008.
Cash Equivalents
     For purposes of the consolidated statements of cash flows, the Company considers all short-term investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.
Accounts Receivable and Allowance for Doubtful Accounts
     The Company evaluates the collectibility of accounts receivable and establishes allowances for the amount of receivables that are estimated to be uncollectible. Allowances are based on the length of time receivables are outstanding and the financial condition of individual customers. As of December 31, 2008 and 2007, the Company maintained an allowance for doubtful accounts of $0 and $5,000, respectively, the provisions for which are included in selling, general and administrative expenses.
Prepaid Expenses
     Prepaid expenses as of December 31, 2008 and 2007 consist primarily of prepaid directors’ and officers’ insurance as well as the unrecognized compensation expense associated with the grant of 125,000 shares of restricted stock in 2007, which vest over a two-year period. The unrecognized compensation expense for this restricted stock award was approximately $95,000 and $286,000 as of December 31, 2008 and 2007, respectively.
Income Taxes
     For the years ended December 31, 2008 and 2007, the Company complied with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.
     The Company files a federal U.S. income tax return and income tax returns in certain states and cities. Tax returns for the years 2006 through 2007 remain open for examination in various tax jurisdictions in which the Company or its subsidiaries operate. The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at December 31, 2008, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of December 31, 2008, no interest or penalties related to uncertain tax positions had been accrued.
Revenue Recognition
     In accordance with the provisions of the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition”, as amended by SAB 104, revenues are generally recognized when products are shipped or as services are performed. However, due to the nature of the Company’s business, there are additional steps in the revenue recognition process, as described below:
•	Sponsorships: The Company follows the guidance of Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” and assigns the total of sponsorship revenues

INTERNATIONAL FIGHT LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to the various elements contained within a sponsorship package based on their relative fair values.
•	Licensing: Licensing revenues are recognized upon receipt of notice by the individual licensees as to licensing fees due. Licensing fees received in advance will be deferred and recognized as income when earned.

•	Television rights: The Company only recognizes revenue for television rights to the extent the Company is paid (or expected to be paid) in cash or other monetary assets and the Company recognizes distribution fee expense only to the extent the Company is obligated to make payments.
Stock-Based Compensation
     Accounting for equity awards granted to employees and other service providers follows the provisions of SFAS No. 123(R), “Share-Based Payment” and the SEC’s SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies.” This statement requires an entity to measure the cost of employee or service provider services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee or service provider is required to provide service in exchange for the reward.
     The Company uses the Black-Scholes option pricing model to measure the fair value of options granted to employees and service providers.
Advertising Expense
     In accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position No. 93-7, advertising costs are expensed as incurred, except for costs related to the development of a major commercial or media campaign which are expensed in the period in which the commercial or campaign is first presented.
Loss Per Share
     The Company complies with the accounting and reporting requirements of SFAS No. 128, “Earnings Per Share.” Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. The Company’s common stock equivalents include stock options and warrants exercisable for 1,196,236 and 14,294,513 shares of common stock, respectively, as of December 31, 2008 and 2,900,306 and 14,611,180 shares of common stock, respectively, as of December 31, 2007. These common stock equivalents are not included in the diluted EPS calculations because the effect of their inclusion would be anti-dilutive or would decrease the loss per common share.
Fair Value of Financial Instruments
      The Company Complies with the accounting and reporting requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term maturities of these instruments as presented in the consolidated balance sheet at December 31, 2008 and 2007, respectively.
Reclassification
     Certain 2007 balances have been reclassified in order to conform to the 2008 presentation.

INTERNATIONAL FIGHT LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements
     In June 2008 the FASB issued FSP EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1. Management is currently evaluating the requirements of FSP EITF 03-6-1 and has not yet determined the impact on the Company’s consolidated financial statements.
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
     Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which did not have a material impact on the Company’s consolidated financial statements. SFAS 157 establishes a common definition for fair value, a framework for measuring fair value under generally accepted accounting principles in the United States (“GAAP”), and enhances disclosures about fair value measurements.
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

INTERNATIONAL FIGHT LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 4—FINANCIAL INFORMATION OF DECONSOLIDATED SUBSIDIARY
     The financial information for IFLC as of and for the full year ended December 31, 2008 were as follows:

Balance Sheet
Assets:
Cash	$523,096
Other assets	4,188

Total Assets	$527,284

Liabilities and stockholder’s equity (deficit)
Liabilities:
Accounts payable subject to compromise (A)	$134,858
Accrued liabilities subject to compromise (A)	859,171
Due to International Fight League, Inc. subject to compromise (A)	34,061,783

Total liabilities	35,055,812

Stockholder’s deficit
Paid-in capital	1,601,652
Accumulated deficit	(36,130,180)

Total stockholder’s deficit	(34,528,528)

Total liabilities and stockholder’s deficit	$527,284

Statement of Operations

Revenues	$1,384,257
Cost of revenues	3,781,229
Selling, general and administrative expenses	3,408,929
Other expense, net	289,890
Gain on sale of assets	612,434

Net loss	$(5,483,357)

(A) Liabilities Subject to Compromise: Liabilities subject to compromise refer to both secured and unsecured obligations that will be accounted for under the plan of reorganization, including claims incurred prior to the petition date. They represent the debtors’ current estimate of the amount of known or potential pre-petition claims that are subject to restructuring in the Chapter 11 case. Such claims remain subject to future adjustments. Related party and insider liabilities, such as amounts due to IFLI, are subordinated to the claims of other creditors.
     Subsequent to IFLC’s petition for reorganization relief under chapter 11 of the Bankruptcy Code in the Court, IFLC has been operating its business and managing its affairs as a “debtor in possession” pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On November 17, 2008, IFLC sold substantially all of its assets to HDNet LLC (“HDNet”) for $650,000 cash and the assumption by HDNet of certain obligations, pursuant to a sale under Section 363 of the Bankruptcy Code which was approved by the Court on October 28, 2008. These proceeds, net of certain expenses, are included in “gain on sales of assets” in the IFLC’s statement of operations above. IFLC plans to file a plan of liquidation with the Court to pay off creditors and to orderly wind down its affairs.
     The financial information above for IFLC has been prepared in conformity with Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), which requires that the liabilities subject to compromise by the Bankruptcy Court are reported separately from the liabilities not subject to compromise, and that all transactions directly associated with the plan of reorganization be reported separately as well. Liabilities subject to compromise include pre-petition unsecured claims that may be settled at amounts that differ from those recorded in IFLC’s balance sheet.
NOTE 5—EQUITY METHOD OF INVESTEE AND LOSS IN EXCESS OF INVESTMENT IN EQUITY INVESTEE
     From September 16, 2008, the day after IFLC filed its bankruptcy petition, through December 31, 2008, the operations of IFLC have been accounted for under the equity method of accounting due to the loss of control by IFLI as defined in Note 2. Summarized financial information of IFLC as of December 31, 2008 and for the period from September 16, 2008 to December 31, 2008 is as follows:

Total assets	$527,284
Total liabilities subject to compromise	$994,029
Due to IFLI subject to compromise	$34,061,783
Total stockholder’s deficit	$(34,528,528)

Revenues	$—
Cost of sales	$—
Selling, general and administrative expenses	$57,285
Other expense, net	$38,941
Gain on sale of assets	$612,434

Net income	$516,208
     The following table summarizes the assets, liabilities and net equity of IFLC Corp. as of December 31, 2008 and calculation of the loss in excess of investment in Equity Investee which was recorded on the Company’s consolidated balance sheet at December 31, 2008:

December 31,
2008
Cash	$523,096
Other assets	4,188

Total assets deconsolidated	527,284

Accounts payable subject to compromise	134,858
Accrued liabilities subject to compromise	859,171
Due to International Fight League, Inc., subject to compromise	34,061,783

Total liabilities deconsolidated	$35,055,812

Net equity/negative investment	$(34,528,528)

The loss in excess of investment in Equity Investee is comprised of:

Net equity/negative investment	(34,528,528)
Due to International Fight League, Inc.	34,061,783

Loss in excess of investment in Equity Investee	$(466,745)

     IFLC was a party to six coach agreements or team manager agreements, with terms ranging from December 31, 2008 to January 2, 2013. The total remaining payments under these agreements is $1,208,000. These agreements provide for semi-monthly payments, and IFLC has not made payments on these agreements since June 15, 2008 as a result of the cancellation of its MMA events and the cessation of its operations. The balance of accrued liabilities subject to compromise as of December 31, 2008 reflects an accrual of $854,167 for payments that may be due under these contracts. For four of the coaches, the accrual is the amount scheduled in IFLC’s bankruptcy petition, which was based upon the semi-monthly payments through the September 15, 2008 petition filing. The accruals for two other coaches reflect the amount of the claims filed by these coaches, which are based upon the total payments under these contracts. IFLC objected to the amount of these claims, but the Court overruled IFLC’s objections and has thus far permitted these coaches’ claims, in the total amount of approximately $794,000, to stand. The amounts that may ultimately be paid to these coaches, if any, will depend upon IFLC’s plan of reorganization in its bankruptcy case.
NOTE 6—DISCONTINUED OPERATIONS
     On September 15, 2008, IFLC voluntarily filed a petition under chapter 11 of the Bankruptcy Code with the Court. The Company ceased operations of IFLC in the quarter ended September 30, 2008, prior to the filing of the bankruptcy petition by IFLC. Accordingly, the Company has reported the results of it mixed martial arts (“MMA”) operations through the date of the bankruptcy filing as discontinued operations in the consolidated statement of operations. The following summarizes the results of discontinued operations:

	For the period January 1, 2008 to	Year ended
	September 15, 2008	December 31, 2007
Revenues	$1,384,257	$5,658,582
Cost of revenues	3,781,229	17,697,405
Loss from discontinued operations	(5,999,564)	(18,949,059)
     The assets and liabilities of the IFLC are omitted from the consolidated balance sheet as of December 31, 2008 (and separately disclosed in Note 4). Assets and liabilities of the discontinued MMA operations summarized in the consolidated balance sheet as of December 31, 2007 are as follows:

Current assets from discontinued operations:
Accounts receivable, net	$670,990
Prepaid expenses	17,964

688,954

Non-current assets from discontinued operations:

Property and equipment	264,206
Security deposits	113,295

Total assets from discontinued operations	$1,066,455

Current liabilities from discontinued operations:

Accounts payable	$728,826
Accrued expenses and other current liabilities	365,916

Total liabilities from discontinued operations	$1,094,742

INTERNATIONAL FIGHT LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7—RISKS AND UNCERTAINTIES
     Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally bank deposits and accounts receivable. Cash and cash equivalents are deposited with financial institutions management believes are of an acceptable credit quality. The Company invests its excess cash in money market instruments. Cash and cash equivalents are, at times, maintained at financial institutions in amounts that exceed federally insured limits.
NOTE 8—PROPERTY AND EQUIPMENT
     Property and equipment consists of the following:

	December 31,
	2008	2007
Computer equipment and software	$4,831	$4,831
Less: accumulated depreciation and amortization	(3,681)	(2,070)

Property and equipment, net	$1,150	$2,761

     Total depreciation and amortization expense was $1,611 and $1,454 for the years ended December 31, 2008 and 2007, respectively.
NOTE 9—STOCKHOLDERS’ EQUITY (DEFICIT)
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
     For the year ended December 31, 2007, the Company incurred liquidated damages of $582,695 pursuant to the registration rights agreements with the investors in the December 2006 and August 2007 private sales of the Company’s common stock. The Company incurred these costs because (a) the registration statement to register the shares issued in the August 2007 private placement for resale was not effective by an agreed upon date and (b) the investors in a December 2006 private placement were unable to sell their shares under the previously effective registration statement for a period of time.
NOTE 10—TERMINATION OF REAL ESTATE LEASE AND OTHER CONTRACTS
     On July 22, 2008, IFLC terminated its lease agreement for its principal office space located in New York City effective July 31, 2008. This operating lease commenced on September 1, 2006 and was scheduled to expire on August 31, 2010. As part of the termination, IFLC paid the landlord a $50,000 termination fee which consisted of $32,000 of unpaid rent for June and July 2008 and $18,000 of restoration costs. In addition, IFLC’s security deposit of $107,000 was assigned to the landlord. The termination releases all parties, including the guarantor of the lease, of any future obligations (see Note 11 below). IFLC also closed its Las Vegas, Nevada office in July 2008, for which the lease expired in December 2008.
     In connection with the closing of the New York and Las Vegas offices, IFLC incurred a charge for the net losses or write downs of leasehold improvements and office furniture and equipment of $136,000. Effective August 1, 2008, the Company moved into office space in Rutherford, New Jersey pursuant to a month-to-month lease for rent of $900 per month. This lease was terminated as of December 31, 2008.
     During the year ended December 31, 2008, IFLC terminated contracts prior to the filing of bankruptcy with some of its licensees, sponsors and other vendors related to the cancellation of its MMA events and the cessation of its operations. IFLC entered into agreements with these parties to release each party to these agreements from any further obligations and paid a total of $93,000 in 2008 in connection with these releases. No further expenses are expected related to these contracts.
NOTE 11—RELATED PARTY TRANSACTIONS
     Transactions with Entities Controlled by Our Officers and Directors
     Certain business transactions were transacted among the Company and two business ventures that are controlled by the one of the Company’s former Chairman and Chief Executive Officer, Gareb Shamus. The Company reimbursed these related companies for charges incurred and advances made on the Company’s behalf. Further, the Company purchased certain goods and services from these related companies. For the year ending December 31, 2007, the Company had transactions aggregating $658,000, all of which has been paid and no amounts were outstanding as of December 31, 2007. During 2008, there were no comparable transactions.
     During the year ended December 31, 2007, the Company paid amounts to a company controlled by its former President and Interim Chief Executive Officer, Jay Larkin, for consulting services provided to the Company prior to Mr. Larkin’s employment with the Company. The total amount paid by the Company for these services and reimbursement of related expenses was $136,500 in 2007, and no such amounts have been paid after Mr. Larkin commenced his employment with the Company in September 2007.
     During the year ended December 31, 2007, the Company paid $95,125 for logistics and consulting services and reimbursement of expenses to a company controlled by a family member of Kurt Otto, formerly the Commissioner and a director. The amounts paid in 2008 were $5,200, all of which was paid in the quarter ended March 31, 2008.
     Lease Guaranty
     In connection with IFLC’s lease of its New York City headquarters beginning in August 2006, the Company’s former Chairman and Chief Executive Officer, Gareb Shamus, executed an unconditional and irrevocable guaranty of IFLC’s obligations under the lease. With the approval of the Board of Directors, the Company agreed to indemnify Mr. Shamus for any costs or losses incurred by him as a result of this guaranty. This lease was terminated in July 2008 and Mr. Shamus received a full release of his obligations under his guaranty.
NOTE 12—TERMINATION OF EMPLOYEES AND RESIGNATION OF DIRECTORS
     On May 30, 2008, Mr. Kurt Otto voluntarily resigned from the Company’s Board of Directors. Mr. Otto resigned from his positions as an officer and employee of the company as of March 31, 2008.
     On November 10, 2008, the Company and Jay Larkin, the Company’s President and Interim Chief Executive Officer at the time, entered into an agreement providing for Mr. Larkin’s resignation of his positions and employment with the Company, effective November 1, 2008. Pursuant to the agreement, the Company paid Mr. Larkin a one-time payment for $20,000 and is also be paying the premiums for medical insurance coverage for Mr. Larkin until the earlier of April 30, 2009 or the date on which Mr. Larkin becomes eligible for group medical insurance through an employer or professional affiliation other than the Company. As part of the agreement, all of Mr. Larkin’s stock options for the Company’s common stock automatically terminated. The agreement also has customary terms regarding confidentiality, cooperation, release of claims and covenants not to sue. The Company recognized a charge to compensation expense of $20,000 in 2008 for its agreement with Mr. Larkin, which is in addition to the charges referred to in the last paragraph of this note.

INTERNATIONAL FIGHT LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In connection with the termination of Mr. Larkin, Michael Keefe, the Company’s then Executive Vice President, General Counsel and Acting Chief Financial Officer, was appointed President, Chief Financial Officer and General Counsel of the Company.
     In connection with ceasing its operations, the Company entered into general release agreements with 17 employees during the year ended December 31, 2008. The release agreements specify certain severance payments as well as full payment of any unpaid wages, commissions, bonuses, vacation pay, employee benefits or other compensation or payments of any other kind of nature as part of the release. The Company recorded $114,000 of compensation expenses related to the releases and payments for these employees in 2008, all of which was paid in 2008.
NOTE 13—COMMITMENTS AND CONTINGENCIES
     The Company’s employment agreement with its current President, Chief Financial Officer and General Counsel, Mr. Keefe, provides for severance benefits of 6 months of salary ($20,000 per month) if he is terminated without cause, and the Company’s other remaining employee is entitled to severance of $33,000 if his employment is terminated.
NOTE 14—TELEVISION RIGHTS
     In January 2007, the Company entered into a Letter of Intent with Fox Cable Networks, Inc. (“Fox”) and MyNetworkTV, Inc. (“MNTV” and, together with Fox, the “Fox Entities”) (the “Letter of Intent”), which set forth certain terms and conditions under which the Fox Entities and IFL proposed to create, promote and distribute IFL MMA content. Under the Letter of Intent, FSN had exclusive distribution rights to all IFL regular season, playoff and championship events. The Company did not recognize any revenues as a result of the FSN telecasts in 2007. The Letter of Intent also provided for the telecasting of IFL MMA content on MNTV, for which MNTV paid fees to the Company. In 2007, MNTV paid the Company $1,607,500 for the year ended December 31, 2007, which the Company recognized as revenue. MNTV did not air any IFL programming in 2008 and, accordingly, the Company did not recognize any revenue from MNTV in 2008.
     In February 2007, the Company entered into an agreement with Alfred Haber Distribution, Inc. to be the exclusive distributor internationally of IFL MMA content broadcasted on FSN and MNTV. The Company recognized $333,000 and $1,000,000 in revenue for the years ended December 31, 2008 and 2007, respectively, from this arrangement. This agreement was assigned to HDNet as part of the sale of substantially all of the assets of IFLC to HDNet on November 17, 2008.
     On January 31, 2008, the Company entered into a Production and Distribution Agreement with HDNet. Under this agreement, HDNet broadcasted three events live held on February 29, April 4 and May 16, 2008 and provided certain production costs. In addition, if HDNet should decide to exploit the programming for these events by pay-per-view, which it has not yet done, HDNet would pay the Company forty percent (40%) of the “adjusted gross revenue”, as defined in the agreement, for the production and broadcasting of these three events within thirty days of HDNet’s receipt of payment from third party distributors. The Company did not recognize any television rights revenue for this agreement with HDNet during 2008. This agreement was assigned to HDNet as part of the sale of substantially all of the assets of IFLC to HDNet on November 17, 2008.

INTERNATIONAL FIGHT LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     On March 20, 2008, the Company entered into an agreement with FSN which set forth certain terms and conditions under which FSN broadcasted nine fully produced sixty-minute episodes. The episodes highlighted action from events held on February 29, April 4 and May 16, 2008. FSN paid the Company a license fee of $20,000 per episode for each of the nine episodes delivered and accepted pursuant to the terms of the agreement. The agreement also provided certain telecast rights to FSN for each episode along with certain other previously held events. This agreement superseded the Letter of Intent. The Company recognized $180,000 of television rights revenue from this agreement with FSN during 2008. This agreement was assigned to HDNet as part of the sale of substantially all of the assets of IFLC to HDNet on November 17, 2008.
NOTE 15—INCOME TAXES
     No current federal or state income tax provision has been provided for in the accompanying consolidated financial statements as the Company has incurred losses since its inception. The provision for income taxes consists of the following:

	2008	2007

Deferred
Federal	$(1,441,000)	$(6,047,000)
State	1,191,000	(1,875,000)

	(250,000)	(7,922,000)
Valuation allowance	250,000	7,922,000

	$—	$—

     At December 31, 2008, the Company has Federal and State Net Operating Loss (“NOL”) carry forwards for income tax purposes of $119 million. These NOL carry forwards expire beginning in the year 2009 through 2028 but are limited due to Section 382 of the IRS code (“382 Limitation”) which states that the amount of taxable income of any new loss corporation for any year after a greater than 50% change in control has occurred shall not exceed certain prescribed limitations. Approximately $84 million of the available NOL carry forwards are subject to a 382 Limitation as a result of the Merger in 2006 whereby the Company, then called Paligent, Inc., acquired IFLC. Since the Company entered into a new line of business after the Merger, the continuity of business requirements under Section 382 have not been satisfied. As such, the Section 382 Limitation of the pre-Merger NOL carryforwards are zero, and such NOL carryforwards may not be utilized in the future. The NOL carryforwards generated post-Merger, totaling approximately $35 million, are fully utilizable by the Company to offset future taxable income. However, the post-Merger NOL carryforwards are also subject to a Section 382 ownership change occurring in August 2007. Such NOL carryforwards are subject to an annual limitation of approximately $2.7 million.
     The components of the Company’s net deferred tax assets were as follows at December 31, 2008 and 2007:

	2008		2007

NOL carry forwards		$13,781,000		$13,595,000
Equity-based compensation		131,000		63,000
Allowance for doubtful accounts		-0 -		2,000
Other		1,000		4,000

Gross deferred tax asset		13,913,000		13,664,000
Less: valuation allowance		(13,913,000)		(13,663,000)

Deferred tax asset after valuation allowance		-0 -		1,000

Deferred tax liability — depreciation		- 0 -		(1,000)

Net deferred tax asset	$	- 0 -	$	- 0 -

     For the year ended December 31, 2008, the Company plans on filing consolidated Federal and State income tax returns, including the activities of IFLC. As such, the above amounts are inclusive of the tax effected NOL carry forwards of approximately $11 million from IFLC and the offsetting valuation allowance. Fundamentally, all of the NOL carry forwards generated by the Company through December 31, 2008 come from its discontinued operations.

INTERNATIONAL FIGHT LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of losses and lack of business operations, management concluded that it is more likely than not that the Company will not realize the benefit of the deferred tax assets. Accordingly, a full valuation allowance has been provided for the deferred tax assets. The valuation allowance increased by approximately $1.3 million and $7.9 million during the years ended December 31, 2008 and 2007, respectively.
     The reconciliations between the income tax provision at the U.S. federal statutory rate and the Company’s effective tax rate is as follows:

	For the years ended December 31,
	2008	2007
Provision at U.S. federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	-17.3%	9.8%
Change in valuation allowance	-3.9%	-37.1%
Net operating loss adjustment	-6.0%	-7.0%
Other	-6.8%	0.3%

Income tax (provision) benefit	0.0%	0.0%

NOTE 16—STOCK-BASED COMPENSATION
     During the year ended December 31, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Plan”), which permits the grant of stock options, restricted stock and other forms of share-based awards to its employees and service providers for up to 5,000,000 shares of the Company’s common stock. Option awards generally vest based on 3 years of continuous service and have 10-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).
     The Company’s total stock-based compensation cost was $559,062 and $343,906 for fiscal 2008 and 2007, respectively, of which $267,034 and $235,165 were included in continuing operations, and $292,028 and $108,741 were included in discontinued operations for the years ended December 31, 2008 and 2007, respectively.
     Stock Options
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that used the assumptions noted in the following table. Expected volatilities are estimated based on the volatility of other entities in similar businesses. The expected term of options granted to employees is 3 years and is derived from the option agreement and represents the vesting period, since there is no extensive employment history to consider. The expected term of options granted to non-employees is 2 to 5 years and is derived from the agreements with the parties. The risk-free rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

	December 31, 2008	December 31, 2007
Expected volatility	188%	226%
Expected dividends	0	0
Expected term (in years)	3	2-5
Risk-free rate	3.6%	4.6%
     A summary of option activity under the Plan for the years ended December 31, 2008 and 2007 is presented below:

INTERNATIONAL FIGHT LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Weighted Average
			Remaining
		Weighted Average	Contractual Term
Options	Shares	Exercise Price	(in years)
Outstanding at January 1, 2007	1,925,376	$0.16
Exercised	(100,785)	0.07
Granted	1,100,000	0.55
Cancelled/Forfeited	(286,672)	0.26

Outstanding at December 31, 2007	2,637,919	$0.32	8.5

Granted	270,000	0.12
Cancelled/Forfeited	(1,876,683)	0.24

Outstanding at December 31, 2008	1,031,236	$0.41	8.1

Exercisable at December 31, 2008	622,663	$0.27	7.9

     A summary of the status of the Company’s non-vested shares as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested Shares
Non-vested, January 1, 2008	1,757,924	$0.36
Granted	270,000	0.11
Cancelled	(817,215)	0.19
Vested	(802,136)	0.31
Non-vested, December 31, 2008	408,573	$0.62
     As of December 31, 2008, there was $252,045 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans.
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
     We granted one award of 125,000 shares of restricted stock in 2007, with an aggregate fair value of $381,250, of which $190,494 and $95,312 were recognized as compensation expense in fiscal 2008 and 2007, respectively. No shares have been forfeited and 93,750 of the shares were vested as of December 31, 2008. No other restricted stock awards were granted in 2007 or 2008 or were outstanding as of December 31, 2008.
Note 17—WARRANTS
     During the year ended December 31, 2007, the Company issued a total of 14,611,180 warrants to purchase common stock at prices ranging from $.30 per share to $1.25 per share. Of this total, 13,976,180 were issued in connection with the Company’s December 2006 and August 2007 private placements, are fully vested and no charges to earnings were recognized. All of these warrants were outstanding as of December 31, 2008 and 2007. The remaining 635,000 warrants were issued as incentive compensation to league coaches and as compensation to a consultant to the Company. Of these 635,000 warrants, 318,333 and 635,000 were outstanding and 318,333 and 318,333 were vested as of December 31, 2008 and 2007, respectively. In connection with these 635,000 warrants, cost of $188,644 was recorded in fiscal 2008, all as stock-based compensation expense, and $327,777 of cost was recorded for fiscal 2007, of which $138,977 was recorded as stock-based compensation expense and $188,800 was recorded as selling, general and administrative expense.
     The fair value of each 2007 warrant grant was estimated on the date of grant using the Black-Scholes option valuation model that used the assumptions noted in the following table. Expected volatilities were estimated based on the market prices of the Company’s common stock. The expected term of the warrants is 3 years based

INTERNATIONAL FIGHT LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
upon the vesting period of the warrants. The risk-free rate for the expected term of the warrants was based on the U.S. Treasury yield curve in effect at the time of grant.

Expected volatility	219%
Expected dividends	0
Expected term (in years)	0-5
Risk-free rate	4.9%
NOTE 18—RETENTION OF ADVISORS
     On July 21, 2008, the Company entered into an agreement with a consultant to provide financial and business advisory services to assist the Company in exploring its options or maximize the value of the Company and to assist IFLC in the sale of its assets in bankruptcy. IFLC paid the consultant fees of $35,000 for services, which were included in discontinued operations.
     On July 23, 2008, IFLC retained a law firm to provide legal advice, prepare documents and perform other acts appropriate in assisting IFLC to seek protection from its creditors through its bankruptcy proceeding. IFLC paid a retainer of $250,000 to this law firm at the time of retention, all of which was included in discontinued operations.

\

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
     None.
Item 9A(T)—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of management, including our President and Chief Financial Officer, we conducted an evaluation of the Company’s effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures have not been operating effectively as of the end of the period covered by this report.
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
Management’s Report on Internal Control over Financial Reporting.
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was not effective as of December 31, 2008 due to a material weakness.
     A “material weakness” is a deficiency, or combination of deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2008, our management identified deficiencies in the design or operation of our internal controls that it considers to be material weaknesses in the effectiveness of our internal controls pursuant to standards established by the Public Company Accounting Oversight Board. We noted the following material weaknesses that became evident to management:
•	Due to the reduction in our workforce, and the combination of the roles of President and Chief Financial Officer with one person upon the departure of our former President and Interim Chief Executive Officer, we have insufficient controls and procedures in place to ensure appropriate segregation of duties within the accounts payable functions. We have various procedures and processes in place to mitigate the risks of this situation, but this weakness is inherent in our situation given the lack of operations and the significant reduction in employees.
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
Changes in Internal Controls over Financial Reporting
     We had a change in internal control over financial reporting in the quarter ended December 31, 2008. The material weakness identified above arose when we combined the position of President and Chief Financial Officer in one person upon the departure of Jay Larkin, our former President and Interim Chief Executive Officer.
Item 9B—Other Information
     None.

Part III
Item 10 — Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
     The following persons are our directors and executive officers, and hold the offices set forth opposite their names:

Name	Age	Position
Michael C. Keefe	52	President, Chief Financial Officer and General Counsel
Jeffrey M. Jagid	40	Director
Kevin Waldman	38	Director
     Michael C. Keefe joined us on March 28, 2007 and became our President, Chief Financial Officer and General Counsel effective November 1, 2008. Upon joining us in March 2007, Mr. Keefe was our President of Legal and Business Affairs and became our Executive Vice President, General Counsel and Corporate Secretary in September 2007. Mr. Keefe became our Acting Chief Financial Officer on November 20, 2007. Prior to his employment with us, Mr. Keefe previously served in various legal roles with Lucent Technologies for ten years since its inception in 1996, including the last four as the Law Vice President, Corporate. Mr. Keefe was responsible for all legal aspects of SEC reporting and compliance, corporate governance, mergers and acquisitions, project and corporate finance and numerous other areas. Prior to Lucent Technologies, Mr. Keefe served in various legal roles with AT&T and was in private practice at the law firm McCarter & English, LLP. Mr. Keefe, a former Certified Public Accountant, began his career at Coopers & Lybrand, a predecessor firm to PricewaterhouseCoopers LLP. Mr. Keefe graduated from Seton Hall University School of Law and from Seton Hall University with a Bachelor of Science degree in Business Administration. The terms of Mr. Keefe’s employment agreement are described under “Executive Contracts” in “Item 11 — Executive Compensation.”
     Jeffrey M. Jagid has been a director since May 1, 2007. Mr. Jagid has been the Chairman of the Board of I.D. Systems, Inc., a provider of advanced wireless solutions for tracking and managing enterprise assets, since June 2001 and its Chief Executive Officer since June 2000. Prior thereto, he served as its Chief Operating Officer. Since he joined I.D. Systems, Inc. in 1995, Mr. Jagid also has served as a director as well as the I.D. Systems’ General Counsel. Mr. Jagid received a Bachelor of Business Administration from Emory University in 1991 and a Juris Doctor degree from the Benjamin N. Cardozo School of Law in 1994. Prior to joining I.D. Systems, Mr. Jagid was a corporate litigation associate at the law firm of Tannenbaum Helpern Syracuse & Hirschtritt LLP in New York City. He is a member of the Bar of the States of New York and New Jersey. Mr. Jagid is also a director of Coining Technologies, Inc. and sits on the executive committee of the NJ-PA Council of the AeA (formerly the American Electronics Association). I.D. Systems, Inc. trades on the Nasdaq Global Market under the ticker “IDSY.”
     Kevin Waldman joined our Board of Directors on June 12, 2007. Mr. Waldman is a Managing Director of Veronis Suhler Stevenson (VSS”), a private equity firm that invests in buyout and structured capital funds in the media, communications, information and education industries in North America and Europe. Mr. Waldman has been with VSS since 1996, and has a broad range of experience with numerous sectors within the media and communications industries, including directory publishing, radio and television broadcasting, cable television, business information, marketing services, wireless communication towers and telecommunication services. Mr. Waldman has been active across a range of VSS portfolio companies, including ITN Networks, DOAR Communications Inc., Riviera Broadcast Group, GoldenState Towers, User-Friendly Phone Book, Birch Telecom, Broadcasting Partners Holdings, Spectrum Resources Towers and Triax Midwest Associates. Mr. Waldman currently serves as a member of the Board of ITN Networks, User-Friendly, DOAR Communications Inc. and Riveira Broadcast Group. He previously served as a member of the Boards of GoldenState Towers and ionex Telecommunications. Prior to joining VSS, Mr. Waldman worked at JP Morgan & Co. Mr. Waldman holds a Bachelor of Science degree from Syracuse University.
Changes in Directors and Executive Officers
     Effective November 1, 2008, Jay Larkin, previously our President and Interim Chief Executive Officer, and we agreed that Mr. Larkin would resign from his positions with us. At that time, Mr. Keefe, previously our Executive Vice President, Acting Chief Financial Officer and General Counsel, became our President, Chief Financial Officer and General Counsel. On May 30, 2008, Kurt Otto resigned as one of our directors. Mr. Otto had also been our Commissioner until his resignation from that position on March 31, 2008. On November 19, 2007, our Board of Directors appointed Jay Larkin, President and Chief Operating Officer at the time, as our Interim Chief

Executive Officer as a result of the resignation by Gareb Shamus as Chairman, Chief Executive Officer and Interim Chief Financial Officer. On November 20, 2007, Mr. Keefe became our Acting Chief Financial Officer. Mr. Shamus resigned from our Board of Directors on December 17, 2007. The terms of Mr. Keefe’s employment agreement and Mr. Larkin’s agreement and general release are described under “Executive Contracts” in “Item 11 — Executive Compensation.”
Term of Offices
     Members of our Board of Directors are elected for one year terms, expiring at the next annual stockholders meeting or until their successors are duly elected and qualified. Officers do not have specified terms of office and serve at the discretion of the Board of Directors. See “Executive Contracts” under “Item 11 — Executive Compensation” for the terms of Mr. Keefe’s employment contract.
Family Relationships
     There are no family relationships among the individuals comprising our Board of Directors, management and other key personnel.
Code of Ethics
     We have adopted a written code of ethics that applies to our principal executive officer and all of our financial officers, including our chief financial officer and our controller. This code is intended to promote honest and ethical conduct, full and accurate reporting and compliance with laws, as well as other matters.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our directors, executive officers and persons beneficially owning more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission and to provide us with initial reports of ownership, reports of changes in ownership and annual reports of ownership of our common stock and other equity securities. Based solely upon a review of such reports furnished to us by our directors, executive officers and 10% beneficial owners, we believe that all Section 16(a) reporting requirements were timely fulfilled during 2008.
Audit Committee Financial Expert
The Board of Directors has determined that Jeffrey M. Jagid, the Audit Committee’s chairman, meets the SEC criteria for an “audit committee financial expert.”

Item 11 — Executive Compensation
Compensation Tables
Summary Compensation Table
     The following table summarizes the total compensation awarded to our Chief Executive Officer, Chief Financial Officer and other named executive officers in 2008 and 2007.

					Stock	Option	All Other
Name and Principal		Salary	Bonus		Awards	Awards	Compensation		Total
Position	Year(1)	($)	($)		($)(2)	($)(3)	($)		($)
Michael C. Keefe	2008	240,000	—		190,494	—	—		430,494
President, Chief Financial Officer	2007	181,846	25,000	(4)	95,312	—	—		302,158
and General Counsel

Jay Larkin	2008	205,000	—		—	61,754	20,000	(5)	286,754
Former President and Acting Chief	2007	75,096	—		—	19,949	—		95,045
Executive Officer

Kurt Otto (6)	2008	62,500	—		—	—	20,000		82,500
Commissioner	2007	250,000	—		—	—	—		250,000

(1)	Mr. Larkin joined us on September 21, 2007 and left the Company effective November 1, 2008. Mr. Keefe joined us on March 28, 2007.

(2)	Represents the expense to us pursuant to SFAS No. 123(R) for the respective years for restricted stock granted to Mr. Keefe as long-term incentives pursuant to our 2006 Equity Incentive Plan. See notes to the financial statements in this Annual Report on Form 10-K for the assumptions used for valuing the expense under SFAS No. 123(R).

(3)	Represents the expense to us pursuant to SFAS No. 123(R) for the respective years for stock options granted to Mr. Larkin as long-term incentives pursuant to our 2006 Equity Incentive Plan. See notes to the financial statements in this Annual Report on Form 10-K for the assumptions used for valuing the expense under SFAS No. 123(R). Pursuant to the terms of Mr. Larkin’s agreement and general release with us, Mr. Larkin resigned from all his positions with us effective November 1, 2008 and forfeited all of his stock option grants, all of which were unexercised.

(4)	As part of his employment agreement, Mr. Keefe was guaranteed a bonus of $25,000 for 2007.

(5)	Represents $20,000 of special payment made to Mr. Larkin under the terms of his agreement and general release with us, pursuant to which he resigned from all of his positions with us effective November 1, 2008.

(6)	Mr. Otto resigned from his employment and management positions with us as of March 31, 2008. Subsequent to April 1, 2008, Mr. Otto worked for us as a matchmaker on an independent contractor basis, and was paid $10,000 per event for serving as a matchmaker for the MMA events we held in April and May 2008.
Executive Contracts
     The information below describes the employment agreements we currently have with our executive officers and arrangements with our former executive officers.
     Michael C. Keefe. Mr. Keefe joined us pursuant to a two-year employment contract effective as of March 28, 2007. Mr. Keefe is employed at an annual base salary of $240,000 and is eligible to participate in any executive bonus plan established by us. He received a guaranteed bonus for 2007 of $25,000, paid in the first quarter of 2008. Pursuant to his employment agreement, Mr. Keefe was awarded 125,000 shares of restricted stock under our 2006 Equity Incentive Plan. Subject to certain limits and restrictions, the restricted stock will vest as to 25% every 6 months, beginning September 28, 2007.
     Mr. Keefe’s employment is at-will, and either Mr. Keefe or we can terminate his employment at any time, with or without cause and with or without notice. If we terminate Mr. Keefe’s employment for “cause” or he resigns, he will not receive severance benefits. For purposes of our agreement with Mr. Keefe, “cause” includes, without limitation, the gross neglect, or willful or wanton breach, of any of his duties on behalf of IFL, gross malfeasance in the performance of his duties, fraud, dishonesty or conviction of a felony. If we terminate Mr. Keefe’s employment without cause, he will be entitled to six months of his salary, and any restricted stock or other equity awards that he has at such time will continue to vest during the six-month severance period.
     Jay Larkin. On November 10, 2008, the Company and Jay Larkin, our President and Interim Chief Executive Officer, entered into an agreement providing for Mr. Larkin’s resignation of his positions and employment with us, effective November 1, 2008. Pursuant to the agreement, we paid Mr. Larkin a one-time payment for $20,000 and are also be paying the premiums for medical insurance coverage for Mr. Larkin until the earlier of April 30, 2009 or the date on which Mr. Larkin becomes eligible for group medical insurance through an employer or professional affiliation other than the Company. As part of the agreement, all of Mr. Larkin’s stock options for the Company’s stock automatically terminated. The agreement also has customary terms regarding confidentiality, cooperation, release of claims and covenants not to sue.
Outstanding Equity Awards at Fiscal Year-End
The following table summarizes equity awards granted to our named executive officers that were outstanding at the end of the fiscal year ended December 31, 2008:
Outstanding Equity Awards at Fiscal Year-End

Stock Awards
	Number of Shares or Units That	Market Value of Shares or
	Have Not Vested	Units That Have Not Vested
Name	(#)	($)

Michael C. Keefe	31,250	$313 (1)

(1)	Calculated based on $0.01 per share, the closing price of our common stock, as reported on the OTC Bulletin Board on December 31, 2008.
No option awards granted to our named executive officers were outstanding as of December 31, 2008.
Compensation Committee Interlocks and Insider Participation
     All members of our Compensation Committee are independent directors under independence criteria established by our Board of Directors, and neither of them is or has been an officer or employee of the Company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Compensation Committee.
Compensation of Directors
     Our non-employee directors receive equity grants, and currently do not receive any cash compensation. Under our current non-employee director compensation arrangement, non-employee directors receive an upfront grant of options to purchase 300,000 shares of common stock. Beginning February 20, 2008 (or after any trading blackout period), and every six months thereafter, each non-employee director will receive an additional grant of options to purchase 50,000 shares. However, given our financial condition, no additional equity awards were taken by the directors, other than an initial grant described below. All option grants will (a) be awarded under the Plan, (b) have an exercise price equal to the fair market value (as defined in the Plan) of our common stock on the grant date, (c) have a ten year expiration date, and (d) vest in six equal semi-annual installments, commencing six months after the grant. The first equity grants of 300,000 options were awarded to Messrs. Jagid and Waldman on August 24, 2007. Prior to that date, none of our non-employee directors received any compensation.

     The following table provides the compensation paid to our non-employee directors during the year ended December 31, 2008.

Director	Cash Compensation ($)	Option Awards($)[1]		Total Compensation($)
Jeffrey M. Jagid	—	63,100	(2)	63,100
Kevin Waldman	—	63,100	(2)	63,100

1.	Represents the expense to us pursuant to SFAS No. 123(R) for the respective year for stock options granted as long-term incentives pursuant to the Company’s 2006 Equity Incentive Plan. See the notes to the financial statements in this Annual Report on Form 10-K for the assumptions used for valuing the expense under SFAS No. 123(R).

2.	Messrs. Jagid and Waldman each had awards of options to purchase 300,000 shares of our common stock outstanding as of December 31, 2008, of which 100,000 options were vested for each director.
Directors’ and Officers’ Insurance
     We currently maintain a directors’ and officers’ liability insurance policy that provides our directors and officers with liability coverage relating to certain potential liabilities.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
     The following table set forth information regarding the beneficial ownership of our common stock as of December 31, 2008, by:
each person known to be the beneficial owner of 5% or more of our outstanding common stock;
     each of our executive officers named in the Summary Compensation Table;
     each of our directors; and
     all of our executive officers and directors as a group.
     Beneficial ownership is determined in accordance with the rules of the SEC and is calculated based on shares of our common stock issued and outstanding on December 31, 2008. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options, warrants and/or convertible notes held by that person that are currently exercisable or convertible, as appropriate, or will become exercisable or convertible within 60 days of the reporting date are deemed outstanding, even if they have not actually been exercised or converted. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
     Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares of common stock set forth opposite the stockholder’s name. The address of each stockholder is listed in the footnotes to the table.

	Shares		Percent
Name and Address of Beneficial Owner	Beneficially Owned		of Class
5% Stockholders
Nadir Tavakoli and related entities(1)	8,195,526		10.2%
Atlas Master Fund, Ltd.(2)	6,998,315		8.7%
SOF Investments, L.P.(3)	5,850,000		7.2%
Enable Capital Management and related entities(4)	5,250,000		6.5%
Named Executive Officers and Directors
Kurt Otto(5)	9,291,361		11.7%
Jeffrey M. Jagid(6)	150,000	(7)	*
Kevin Waldman(6)	150,000	(7)	*
Jay Larkin	—		—
Michael C. Keefe(6)	125,000	(8)	*
All named executive officers and directors as a group (5 persons)	9,716,361		12.2%

*	Indicates less than 1%

(1)	The number of shares includes 6,995,526 shares held collectively by Eagle Rock Capital Management, LLC and Mr. Tavakoli as set forth in a schedule 13G filed on February 17, 2009 on behalf of these two persons. The number of shares also includes warrants, which can be exercised at any time at a price of $1.05 per share until their expiration date of August 6, 2012, as set forth in the Company’s warrant register for the following amounts: 684,000 warrants held by EagleRock Institutional Partners LP; 408,000 warrants held by EagleRock Master Fund, LP, for the accounts of EagleRock Capital Partners, L.P., EagleRock Capital Partners (QP), LP, and EagleRock Capital Partners Offshore Fund, Ltd.; and 108,000 warrants held by Mr. Tavakoli. EagleRock Capital Management, LLC, as the investment manager of EagleRock Master Fund and EagleRock Institutional Partners, has the sole power to vote and dispose of the shares and warrants held by these entities. In addition to the shares and warrants that Mr. Tavakoli holds directly, as the manager of EagleRock Capital Management, Mr. Tavakoli may direct the voting and disposition of the shares and warrants held by EagleRock Institutional Partners and EagleRock Master Fund. The address of each of Mr. Tavakoli and EagleRock Capital Management is 24 West 40th Street, 10th Floor, New York, NY 10018.

(2)	The number of shares includes 5,498,315 shares as set forth in records of the Company’s transfer agent and 1,500,000 warrants, which can be exercised at any time at a price of $1.05 per share until their expiration date of August 6, 2012, as set forth in the Company’s warrant register. Dmitry Balyasny in his capacity as partner to Balyasny Asset Management LP, the investment manager to Atlas Master Fund, Ltd., exercises voting and investment control over the securities owned by Atlas Master Fund, Ltd. The address is 181 West Madison, Suite 3600, Chicago, IL 60602.

(3)	The number of shares includes 3,900,000 shares shares as set forth in records of the Company’s transfer agent and 1,950,000 warrants, which can be exercised at any time at a price of $1.05 per share until their expiration date of August 6, 2012, as set forth in the Company’s warrant register. MSD Capital, L.P. is the general partner of SOF Investments, L.P. and therefore may be deemed to be the indirect beneficial owner of the shares and warrants owned by SOF Investments, L.P. MSD Capital Management LLC is the general partner of MSD Capital, L.P. The address for these entities is c/o MSD Capital, L.P., 645 Fifth Avenue, 21st Floor, New York, NY 10022.

(4)	Includes 3,325,000 shares and 1,662,500 warrants held by Enable Growth Partners LP and 175,000 shares and 87,500 warrants held by Pierce Diversified Strategy Master Fund LLC. The number of shares is based upon the records of the Company’s transfer agent and the number of warrants, which can be exercised at any time at a price of $1.05 per share until their expiration date of August 6, 2012, is based upon the Company’s warrant register. Enable Capital Management, LLC is the manager of these holders, and Mitch Levine is the manager and majority owner of Enable Growth Capital and they may be deemed to beneficially own the securities owned by such accounts, in that they may be deemed to have the power to direct the voting or disposition of those securities. The address is One Ferry Building, Suite 225, San Francisco, CA 94111.

(5)	The number of shares is based upon the records of the Company’s stock transfer agent. The address is c/o FDS Architects, 19 Engle Street, Tenafly, NJ 07670.

(6)	The address is c/o International Fight League, 7365 Main Street, #191, Stratford, CT 06614.

(7)	Consists entirely of shares issuable pursuant to stock options.

(8)	Includes 31,250 shares of unvested restricted stock.

Securities Authorized for Issuance Under Equity Compensation Plans
     The following table sets forth information as of December 31, 2008 with respect to our equity compensation plans, for which our common stock is authorized for issuance.

Number of
Securities to be
	Issued Upon		Weighted Average
	Exercise of		Exercise Price of		Number of
	Outstanding		Outstanding		Securities
	Options, Warrants		Options, Warrants		Remaining Available
	and Rights		and Rights		for Future Issuance
Equity compensation plans approved by security holders	1,196,748	(1)	$5.92	(1)	3,742,979	(2)
Equity compensation plans not approved by security holders	—		—		—

Total	1,196,748	(1)	$5.92	(1)	3,742,979	(2)

(1)	Includes 1,031,236 shares subject to options outstanding under our 2006 Equity Incentive Plan having a weighted average exercise price of $.41 per share, and 165,512 shares subject to options outstanding under our 1998 Equity Incentive Plan having a weighted average exercise price of $40.27 per share.

(2)	Represents 3,742,979 shares that remain available for issuance under our 2006 Equity Incentive Plan.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
     Since January 1, 2008, there have been no material relationships between us and our directors, executive officers and 5% or greater stockholders other than the transactions and relationships described in Item 11 above.
     All related party transactions of any amount are subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.
Director Independence and Board Committees
     The Board has adopted director independence standards, which meet the director independence criteria of the American Stock Exchange, and has affirmatively determined that both Messrs. Jagid and Waldman are independent directors under the Board’s Director Independence Standards. In August 2007, our Board of Directors established three standing committees: an Audit Committee, Compensation Committee and Nominating Committee and adopted charters for each of these committees. Messrs. Jagid and Waldman are the members of all three committees, with Messrs. Jagid serving as the chairman of the Audit Committee and Mr. Waldman serving as the chairman of the Compensation Committee and the Nominating Committee.
Item 14—Principal Accounting Fees and Services
     Rothstein, Kass & Company, P.C., served as the Company’s independent public accountants for the years ended December 31, 2008 and 2007.
     During the last two years, Rothstein, Kass & Company, P.C., billed the Company the following fees for its services:

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
Audit Fees	$86,250	$150,656
Audit Related Fees	$—	$—
Tax Fees	$60,000	$41,800
All Other Fees	$—	$—

Total	$146,250	$192,456

The tax fees are related to preparation and filing of federal, state and local income tax returns for the Company and its subsidiaries. The Company does not have a preapproval policy for the retention of its auditors. However, the audit committee of the Board authorizes the retention of the auditors, and the Company has not used its auditors for any non-audit work other than the preparation and filing of federal, state and local income tax returns.

Part IV
Item 15—Exhibits and Financial Statement Schedules
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

INTERNATIONAL FIGHT LEAGUE, INC.
Date: April 15, 2009	By:	/s/ Michael C. Keefe
Michael C. Keefe
President Chief Financial Officer And General Counsel

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

Signature	Title	Date

/s/ Michael C. Keefe Michael C. Keefe	President, Chief Financial Officer and General Counsel (Principal Executive Officer and Principal Financial and Accounting Officer)	April 15, 2009

/s/ Jeffrey M. Jagid Jeffrey M. Jagid	Director	April 15, 2009

/s/ Kevin Waldman Kevin Waldman	Director	April 15, 2009

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Paligent Inc., IFL Corp., and International Fight League, Inc., dated as of August 25, 2006 (incorporated by reference to Annex A to the Registrant’s amended Schedule 14A filed on October 31, 2006).

3.1	Amended and Restated Certificate of Incorporation of Paligent Inc. (f/k/a HeavenlyDoor.com, Inc.), filed with the Secretary of State of Delaware on June 26, 2000 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-45168) filed on September 5, 2000).

3.2	Certificate of Ownership and Merger of Paligent Inc. into HeavenlyDoor.com, Inc., filed with the Secretary of State of Delaware on December 28, 2000, to be effective as of December 31, 2000 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on April 2, 2001).

3.3	Certificate of Amendment to Certificate of Incorporation of Paligent Inc. filed with the Secretary of State of the State of Delaware on November 28, 2006, to be effective as of November 29, 2006 to effect the reverse stock split (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on December 5, 2006).

3.4	Certificate of Amendment to Certificate of Incorporation of Paligent Inc. filed with the Secretary of State of the State of Delaware on November 28, 2006, to be effective as of November 29, 2006 to change the Registrant’s name to “International Fight League, Inc.” (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed on December 5, 2006).

3.5	Certificate of Amendment to the Registrant’s Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on June 28, 2007 (incorporated by reference to Exhibit 3.1(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 14, 2007).

3.6	Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed on May 22, 2007).

4.1	Form of Warrant, dated August 6, 2007 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 9, 2007).

4.2	Warrant, dated March 1, 2007 issued to placement agent (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 15, 2007).

4.3	Warrant, dated August 6, 2007, issued to placement agent (incorporated by reference to Exhibit 4.3 of Registrant’s Registration Statement on Form S-1 (Commission File No. 333-146629) filed October 11, 2007).

4.4	Warrant, dated June 1, 2007, issued to consultant (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 14, 2007).

4.5	Form of Coach’s Warrant (incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 14, 2007).

10.1	Asset Purchase Agreement, dated September 19, 2008, between IFL Corp. and HDNet LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on September 24, 2008).

10.2	Registration Rights Agreement, dated December 22, 2006 between International Fight League, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-140636) filed on February 12, 2007).

Exhibit Number	Description

10.3	Registration Rights Agreement, dated August 6, 2007 between International Fight League, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 9, 2007).

10.4	Terms of Amendment and Waiver to Registration Rights Agreement dated August 6, 2007 between Registrant and signatories party thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 24, 2007).

10.5†	Letter of Intent, dated January 15, 2007, between International Fight League, Inc., Fox Cable Networks, Inc. and MyNetworkTV, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-140636) filed on February 12, 2007).

10.6*	1997 Unit Purchase Options (originally issued by Procept, Inc.) held by a Schedule of Holders (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 31, 1999).

10.7*	1998 Equity Incentive Plan, as amended through June 30, 1999 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999).

10.8*	2006 Equity Incentive Plan (incorporated by reference to Annex C to the Registrant’s amended Schedule 14A filed on October 31, 2006).

10.9*	Letter agreement, dated March 21, 2007, between International Fight League, Inc. and Michael C. Keefe (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-140636) filed on May 2, 2007).

10.10*	Agreement and General Release dated November 10, 2008, between Jay Larkin and the registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on November 14, 2008 and incorporated by reference).

10.11*	Letter agreement, dated September 21, 2007, between International Fight League, Inc. and Jay Larkin (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2007).

10.12*	Amended and Restated Agreement and General Release, dated June 19, 2007, between Salvatore A. Bucci and International Fight League, Inc. (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed June 22, 2007).

10.13*	Transition Agreement and General Release, dated December 17, 2007, between Gareb Shamus and International Fight League, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 18, 2007).

10.14*	Description of compensation arrangement for non-employee directors of Registrant (incorporated by reference to Exhibit 10.13 of registration statement Registrant’s Registration Statement on Form S-1 (Commission File No. 333-146629) filed on October 11, 2007).

14.1	Code of Ethics for Chief Executive Officer and Financial Officers (incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-140636) filed on May 23, 2007).

21.1	List of Subsidiaries

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included in Exhibit 31.1 of this report).

Exhibit Number	Description

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Sale Motion filed with the U.S. Bankruptcy Court for the Southern District of New York on September 19, 2008 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the registrant on September 24, 2008).

99.2	Sale Order entered by the U.S. Bankruptcy Court for the Southern District of New York on October 28, 2008 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the registrant on October 30, 2008).

*	Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The omitted portions of this agreement have been separately filed with the Commission.