Form 10-Q
period 2009-03-31
International Fight League, Inc.
filed 2009-05-20
CIK 885475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
347-563-0060
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No. ☐
As of May 15, 2009, there were 79,058,509 shares of common stock, par value $0.01 per share, outstanding.

INTERNATIONAL FIGHT LEAGUE, INC.

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. International Fight League, Inc. (the “registrant,” the “Company,” “IFL,” “ILFI,” “we,” “us,” or “our”) believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. The following condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
     The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year, or any other period.
     When we refer to our fiscal year in this report, we are referring to the fiscal year ended on December 31 of that year. Thus, we are currently operating in our fiscal 2009 year, which commenced on January 1, 2009. Unless the context expressly indicates a contrary intention, all references to years in this filing are to our fiscal years.

INTERNATIONAL FIGHT LEAGUE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,567	$118,468
Prepaid expenses	129,445	228,555

Total current assets	208,012	347,023

Property and equipment, net of accumulated depreciation and amortization	860	1,150

Total assets	$208,872	$348,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,449	$7,340
Accrued expenses and other current liabilities	38,996	66,568
Loss in excess of investment in Equity Investee	654,154	466,745

Total current liabilities	703,599	540,653

Commitments
Stockholders’ deficit:
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 79,058,509 shares issued and outstanding at March 31, 2009 and December 31, 2008	790,562	790,562
Additional paid-in capital	36,336,393	36,304,680
Accumulated deficit	(37,621,682)	(37,287,722)

Total stockholders’ deficit	(494,727)	(192,480)

Total liabilities and stockholders’ deficit	$208,872	$348,173

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31,
	2009		2008
Revenues		$—	$—

Selling, general and administrative expenses		46,937	201,949

Stock-based compensation expense		127,156	80,508

Other income (expenses):
Loss from Equity Investee		(159,877)	—
Interest expense		(180)	(1,249)
Interest income		190	43,295

Other income (expenses), net		(159,867)	42,046

Loss from continuing operations		(333,960)	(240,411)

Loss from discontinued operations			(2,071,187)

Net loss		$(333,960)	$(2,311,598)

Net loss per common share—basic and diluted
Continuing operations		$(0.00)	$(0.00)
Discontinued operations	$		$(0.03)

Net loss		$(0.00)	$(0.03)

Weighted average number of common shares outstanding—basic and diluted		79,058,509	79,058,509

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Loss from discontinued operations	$—	$(2,071,187)
Loss from continuing operations	(333,960)	(240,411)

Net loss	(333,960)	(2,311,598)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity from losses in Equity Investee	159,877	—
Selling, general and administrative expenses paid by Equity Investee	27,532	—
Depreciation and amortization	290	27,987
Share-based compensation expense	127,156	166,658
Changes in operating assets and liabilities:
Prepaid expenses	3,667	(56,341)
Current assets from discontinued operations	—	485,899
Accounts payable	3,109	(26,866)
Accrued liquidated damages	—	(456,045)
Accrued expenses and other current liabilities from continuing operations	(27,572)	(59,000)
Accrued expenses and other current liabilities from discontinued operations	—	(395,271)

Net cash used in operating activities	(39,901)	(2,624,577)

Cash provided by investing activities:
Refund of security deposits	—	2,718

Net decrease in cash and cash equivalents	(39,901)	(2,621,859)
Cash and cash equivalents at beginning of period	118,468	6,120,500

Cash and cash equivalents at end of period	$78,567	$3,498,641

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$180	$1,432

The accompanying notes are an integral part of the condensed consolidated financial statements.

INTERNATIONAL FIGHT LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—NATURE OF OPERATIONS AND GOING CONCERN UNCERTAINTY
     During the three month period ended September 30, 2008, International Fight League, Inc. (“IFLI”), ceased the operations of its wholly-owned subsidiary, IFL Corp. (“IFLC”), through which all operations were conducted, and on September 15, 2008, IFLC voluntarily filed a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”). IFLC’s bankruptcy case is docketed as In re IFL Corp., Case No. 08-13589 (MG). On November 17, 2008, IFLC sold substantially all of its assets to HDNet LLC (“HDNet”) pursuant to a sale under Section 363 of the Bankruptcy Code which was approved by the Court on October 28, 2008. IFLC is operating its business and managing its assets as a “debtor in possession” pursuant to sections 1107(a) and 1108 of the Bankruptcy Code and plans to file a plan of liquidation with the Court to pay off creditors and to orderly wind down its affairs. IFLI plans to operate as a shell company on a continuing basis.
     The “Company” refers to the consolidated accounts of IFLI and IFLC through September 15, 2008 and IFLI subsequent to that date.
     The accompanying condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business, and all applicable rules and regulations of the U.S. Securities and Exchange Commission. At March 31, 2009, the Company had cash of $79,000 and an accumulated deficit of $37,622,000, and has no business operations.
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
NOTE 2—BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND EQUITY INVESTMENT IN INVESTEE
     In accordance with Accounting Research Bulletin (“ARB”) No. 51 “Consolidated Financial Statements-As Amended,” (“ARB 51”) the Company was required to deconsolidate IFLC upon the filing of its petition for reorganization relief under Chapter 11 in September 2008. Under ARB No. 51, a majority owner is deemed to have lost control over a subsidiary if the subsidiary is in legal reorganization or bankruptcy. These conditions preclude consolidation as control rests with the bankruptcy court, rather than the majority owner. Accordingly, IFLI deconsolidated IFLC as of September 15, 2008, eliminating all future operations from the financial results of operations. Since September 16, 2008, the operations of IFLI’s wholly-owned subsidiary IFLC have, therefore, been accounted for under the equity method of accounting.
     Generally accepted accounting principles require that an investment in an investee be reported using the equity method under Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” when an investor corporation can exercise significant influence over the operations and financial policies of an investee corporation. When the equity method of accounting is used, the investor initially records the investment in the stock of an investee at cost. The investment account is then adjusted to recognize the investor’s share of the income or losses of the investee after the date of acquisition when it is earned by the investee. Such amounts are included when determining the net income of the investor in the period they are reported by the investee.

INTERNATIONAL FIGHT LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Based on the loss of control over IFLC and the uncertainties surrounding the nature, timing and specifics of the bankruptcy proceedings, IFLI deconsolidated IFLC as of September 15, 2008, eliminating all results from that point forward associated with its balance sheets, statements of operations and cash flows. The Company’s previously reported consolidated balance sheets, consolidated statements of operations and consolidated cash flows prior to September 15, 2008 continue to include IFLC’s financial condition, results of operations and cash flows.
     The accompanying unaudited condensed consolidated financial statements represent the accounts of IFLI and IFLC as of March 31, 2008 and for the three month period then ended, and the accounts of IFLI only as of March 31, 2009 and for the three month period then ended. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are considered necessary for a fair presentation of consolidated financial position and results of operations as of and for the periods presented. The Company is required to make estimates and assumptions that affect the amounts reported in the unaudited financial statements and footnotes. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the period that they are determined to be necessary.
     For the three months ended March 31, 2009, the operations of IFLC have been accounted for under the equity method of accounting and are disclosed as activity related to “Equity Investee” in the accompanying condensed consolidated financial statements. The assets and liabilities of IFLC are excluded from the consolidated balance sheets as of December 31, 2008 and March 31, 2009. (See Note 5). Since IFLC’s results after September 15, 2008 are not consolidated with the IFLI’s results, and because the IFLI believes it will not be obligated to fund losses related to its investment in IFLC, under principles of consolidation, any material uncertainties related to IFLC’s future operations are not expected to impact IFLI’s financial results.
NOTE 3— RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
     In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 had no impact on the Company’s consolidated financial statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” (“SFAS 161”) SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The Company is required to adopt SFAS 161 beginning in fiscal year 2009. The adoption of SFAS 161 has had no effect on the consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (Consolidated Financial Statements)” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141(R), “Business Combinations.” SFAS 160 is effective for fiscal years, and

INTERNATIONAL FIGHT LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The adoption of SFAS 160 did not have a significant impact on the consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter be reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The adoption of SFAS 141(R) did not have a significant impact on the consolidated financial statements.
NOTE 4 — RECLASSIFICATIONS
     Certain 2008 balances have been reclassified in order to conform to the 2009 presentation.
NOTE 5—EQUITY METHOD OF INVESTEE, LOSS IN EXCESS OF INVESTMENT IN EQUITY INVESTEE AND FINANCIAL INFORMATION OF DECONSOLIDATED SUBSIDIARY
     From September 16, 2008, the day after IFLC filed its bankruptcy petition, through March 31, 2009, the operations of IFLC have been accounted for under the equity method of accounting due to the loss of control by IFLI as described in Note 2. Summarized financial information of IFLC as of March 31, 2009 and December 31, 2008 and for the three month period ended March 31, 2009 and March 31, 2008 is as follows:

	March 31, 2009	March 31, 2008
Revenues	$—	$282,331
Cost of sales	$—	$1,019,810
Selling, general and administrative expenses	$84,393	$1,250,295
Other expense, net	$75,484	$83,413

Net loss	$(159,877)	$(2,071,187)

     The following table summarizes the assets, liabilities and net equity of IFLC Corp. as of March 31, 2009 and calculation of the loss in excess of investment in Equity Investee which was recorded on the Company’s condensed consolidated balance sheets at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Cash	$419,952	$523,096
Other assets	3,846	4,188

Total assets deconsolidated	423,798	527,284

Accounts payable subject to compromise (A)	209,392	134,858
Accrued liabilities subject to compromise (A)	868,560	859,171
Due to International Fight League, Inc., subject to compromise (A)	34,044,662	34,061,783

Total liabilities deconsolidated	$35,122,614	35,055,812

Net equity/negative investment	$(34,698,816)	$(34,528,528)

INTERNATIONAL FIGHT LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The loss in excess of investment in Equity Investee is comprised of:

	March 31, 2009	December 31, 2008
Net equity/negative investment	(34,698,816)	(34,528,528)
Due to International Fight League, Inc. (A)	34,044,662	34,061,783

Loss in excess of investment in Equity Investee	$(654,154)	(466,745)

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
     The financial information above for IFLC has been prepared in conformity with Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), which requires that the liabilities subject to compromise by the Bankruptcy Court are reported separately from the liabilities not subject to compromise, and that all transactions directly associated with the plan of reorganization be reported separately as well. Liabilities subject to compromise include pre-petition unsecured claims that may be settled at amounts that differ from those recorded in IFLC’s condensed consolidated balance sheets.
NOTE 6—DISCONTINUED OPERATIONS
     On September 15, 2008, IFLC voluntarily filed a petition under Chapter 11 of the Code with the Court. The Company ceased operations in the quarter ended September 30, 2008, prior to the filing of the bankruptcy petition by IFLC. Accordingly, the Company has reported the results of it mixed martial arts (“MMA”) operations as discontinued operations. The following summarizes the results of discontinued operations:

Three months ended
March 31, 2008
Revenues	$282,331
Cost of revenues	1,019,810
Loss from discontinued operations	(2,071,187)
NOTE 7—LOSS PER SHARE
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

INTERNATIONAL FIGHT LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
options and warrants are deemed to be anti-dilutive when the average market price of the common stock during the period exceeds the exercise price of the stock options or warrants.
     At March 31, 2009 and 2008, the Company’s common stock equivalents include stock options outstanding of 651,619 and 3,037,797 and warrants outstanding of 14,294,513, and 14,611,180, respectively. These common stock equivalents are not included in the diluted EPS calculations because the effect of their inclusion would be anti-dilutive or would decrease the loss per common share.
NOTE 8—INCOME TAXES
     The Company files a federal U.S. income tax return and income tax returns in certain other states and cities. Tax returns for the years 2007 through 2008 remain open for examination in various tax jurisdictions in which it operates. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at March 31, 2009, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of March 31, 2009, no interest related to uncertain tax positions had been accrued.
NOTE 9—STOCK OPTION PLAN
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
     Option activity under the Plan for the three months ended March 31, 2009 is summarized below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Options	Exercise Price	Term
Outstanding at January 1, 2009	1,031,236	$0.41
Cancelled	(379,617)	$0.10

Outstanding at March 31, 2009	651,619	$0.58	8.2 years
Exercisable at March 31, 2009	351,619	$0.55
     In connection with grants of options issued under the Plan, compensation costs of $31,713 and $63,952 were charged against operations for the three months ended March 31, 2009 and 2008, respectively.

INTERNATIONAL FIGHT LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     In May 2007, the Company granted its only restricted stock award for 125,000 shares to its President, Chief Financial Officer and General Counsel. Costs of $95,443 and $47,656 were recognized as stock compensation expense for the three month periods ended March 31, 2009 and 2008, respectively related to this award. All of the shares were vested as of March 31, 2009.
NOTE 10— WARRANTS
     The Company has issued a total of 14,611,180 warrants to purchase common stock at prices ranging from $.30 per share to $1.25 per share. Of this total, 13,976,180 were issued in connection with the Company’s December 2006 and August 2007 private placements, are fully vested and no charges to earnings were recognized. The remaining 635,000 warrants were issued during the quarter ended June 30, 2007 as incentive compensation to league coaches and as compensation to a consultant to the Company, of which 318,333 were outstanding and vested as of March 31, 2009. All costs for the issuance of these warrants have been recognized in prior periods, therefore no charges were recognized during the three months ended March 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed on April 15, 2009. In addition to historical information, this discussion and analysis contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance and the industries in which we operate as well as on our management’s assumptions. These forward-looking statements involve risks and uncertainties. When used in this Quarterly Report on Form 10-Q the words “anticipate,” “objective,” “may,” “might,” “should,” “could,” “can,” “intend,” “expect,” “believe,” “estimate,” “predict,” “targets,” “goals,” “projects,” “seeks,” “potential,” “plan,” “is designed to” or the negative of these and similar expressions identify forward-looking statements. While we believe our plans, intentions and expectations reflected in those forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. Other than as required by applicable securities laws, we are under no obligation to update any forward-looking statement, whether as result of new information, future events or otherwise. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008.
Overview, Discontinued Operations and Sale of Assets
     Our business was founded in 2005 to organize, host and promote live and televised professional mixed martial arts (“MMA”) sporting events under the name “International Fight league” or “IFL” and to capitalize on the growing popularity of MMA in the United States and around the world. In June 2008, we announced that our event scheduled for August 15, 2008 had been canceled and on September 15, 2008, our wholly-owned subsidiary IFLC, through which we conducted our operations and which held substantially all of our assets, voluntarily filed a petition for reorganization relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”). IFLC’s bankruptcy case is docketed as In re IFL Corp., Case No. 08-13589 (MG). IFLC is operating its business and managing its assets as a “debtor in possession” pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On November 17, 2008, IFLC sold substantially all of its assets to HDNet LLC (“HDNet”) for $650,000 cash and the assumption by HDNet of certain obligations, pursuant to a sale under Section 363 of the Bankruptcy Code which was approved by the Court on October 28, 2008. IFLC plans to file a plan of liquidation with the Court to pay off creditors and to orderly wind down its affairs.
     With the sale of substantially all of our assets to HDNet and with no active business operations or business assets, we are a “shell company” as defined by the rules of the SEC under the Securities Exchange Act of 1934. Our Board of Directors, on a time available basis, will search for, review and engage in due diligence for potential merger or acquisition proposals for which the Board of Directors would deem to be suitable acquisition candidates. To date, no such acquisition or merger proposal has been identified. If our Board of Directors is able to identify a potential merger or acquisition candidate, we cannot predict in what industry or business this candidate may operate.
     We will continue to incur ongoing losses, which are expected to be greatly reduced due to the inactive nature of our business following the sale of our assets to HDNet and the winding down of IFLC. However, losses will be incurred to pay ongoing reporting expenses, including legal and accounting, as necessary to maintain the Company as a public entity, as well as some minimal operating expenses and insurance premiums for directors’ and officers’ liability and other insurance, while searching for merger or acquisition candidates. In addition, we will incur costs related to the termination of employees and satisfying our pre-existing severance obligations with these employees.
     In connection with the sale of substantially all of our assets to HDNet, the assets sold to HDNet included the name “International Fight League,” our corporate name. We have entered into a name use agreement with HDNet which permits us to use “International Fight League” for general corporate purposes until the earlier of (a) two years or (b) becoming involved in any active trade or business (other than the use of the name for general corporate purposes). The only assets we currently have are cash and cash equivalents, prepaid expenses (consisting of prepaid insurance premiums), and miscellaneous computer equipment.
     Due to the September 15, 2008 bankruptcy filing by IFLC, IFLC ceased being a consolidated subsidiary as of that date. As a result, our balance sheets as of March 31, 2009 and December 31, 2008 include only the assets and liabilities of International Fight League, Inc., the parent company, and our statement of operations for the three months ended March 31, 2009 excludes the results of operations of IFLC. The results of IFLC prior to the bankruptcy filing are consolidated in our financial statements and are shown as discontinued operations.
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
Results of Operations
     We had a loss of $333,960 for the three months ended March 31, 2009, less than $0.01 per share, as compared to a loss of $2,311,598, or $0.03 per share in the first quarter of 2008, of which $240,411 was from continuing operations and $2,071,187 was from discontinued operations. Because we have no operations, no revenues were generated in the quarter ended March 31, 2009. Selling, general and administrative expenses were significantly lower in the first quarter of 2009, $47,000, versus $202,000 in 2008, due to cost reductions and reductions in staff beginning in the second quarter of 2008, and the Company still having operations in the first quarter of 2008. Share-based compensation expense for the first quarter of 2009 was $127,000, of which $95,000 was attributable to the final vesting of restricted stock. Share-based compensation expense for the first quarter of 2008 was $167,000. During the three months ended March 31, 2009, interest income of $190 was earned on available cash balances compared to $43,295 in 2008, a significant decrease due to the significantly lower cash balances.
Liquidity, Capital Resources and Going Concern
     At March 31, 2009, our consolidated cash and cash equivalents were $78,600.
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
Off-Balance Sheet Arrangements
     As of March 31, 2009, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
          Not applicable.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures—Under the supervision and with the participation of management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures have not been operating effectively as of the end of the period covered by this report.
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
     Changes in Internal Control Over Financial Reporting— There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Accordingly, we continue to have a material weakness in our internal control over financial reporting as disclosed in Item 9A(T) of our Annual Report on Form 10-K for the year ended December 31, 2008.

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
Item 1A. Risk Factors
     There have been no material changes in the risk factors that were previously disclosed in Item 1A, “Risk Factors,” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     See Exhibit Index on page 18 for a description of the documents that are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL FIGHT LEAGUE, INC.
By:	/s/ Michael C. Keefe
Michael C. Keefe
President, Chief Financial Officer and General Counsel

Date: May 20, 2009

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