Form 10-Q
period 2009-06-30
International Fight League, Inc.
filed 2009-08-19
CIK 885475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No. ☐
As of July 31, 2009, there were 79,058,509 shares of common stock, par value $0.01 per share, outstanding.

INTERNATIONAL FIGHT LEAGUE, INC.

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. International Fight League, Inc. (the “registrant,” the “Company,” “IFL,” “ILFI,” “we,” “us,” or “our”) believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. The following condensed financial statements should be read in conjunction with the year-end financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
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

INTERNATIONAL FIGHT LEAGUE, INC.
CONDENSED BALANCE SHEETS

	June 30,
	2009	December 31,
	(unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$87,719	$118,468
Prepaid expenses	124,075	228,555

Total current assets	211,794	347,023

Property and equipment, net of accumulated depreciation and amortization	625	1,150

Total assets	$212,419	$348,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$18,250	$7,340
Accrued expenses and other current liabilities	36,910	66,568
Loss in excess of investment in Equity Investee	801,421	466,745

Total current liabilities	856,581	540,653

Commitments
Stockholders’ deficit:
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 79,058,509 shares issued and outstanding at June 30, 2009 and December 31, 2008	790,562	790,562
Additional paid-in capital	36,367,772	36,304,680
Accumulated deficit	(37,802,496)	(37,287,722)

Total stockholders’ deficit	(644,162)	(192,480)

Total liabilities and stockholders’ deficit	$212,419	$348,173

The accompanying notes are an integral part of the condensed interim financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Revenues	$—	$—	$—	$—

Selling, general and administrative expenses	18,419	220,018	65,356	421,967

Stock-based compensation expense	31,379	79,035	158,535	159,543

Other income (expenses):
Loss from Equity Investee	(131,073)	—	(290,950)	—
Interest expense	—	(1,286)	(180)	(2,535)
Interest income	57	11,592	247	54,887

Other income (expenses), net	(131,016)	10,306	(290,883)	52,352

Loss from continuing operations	(180,814)	(288,747)	(514,774)	(529,158)

Loss from discontinued operations	—	(2,158,531)	—	(4,229,718)

Net loss	(180,814)	(2,447,278)	(514,774)	(4,758,876)

Net loss per common share—basic and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Discontinued operations	$—	$(0.03)	$—	$(0.05)

Net loss	$(0.00)	$(0.03)	$(0.01)	$(0.06)

Weighted average number of common shares outstanding—basic and diluted	79,058,509	79,058,509	79,058,509	79,058,509

The accompanying notes are an integral part of the condensed interim financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Loss from discontinued operations	$—	$(4,229,718)
Loss from continuing operations	(514,774)	(529,158)

Net loss	(514,774)	(4,758,876)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from Equity Investee	290,950	—
Selling, general and administrative expenses paid by Equity Investee	43,726	—
Depreciation and amortization	525	55,051
Loss on disposal of property and equipment		13,612
Share-based compensation expense	158,535	331,900
Changes in operating assets and liabilities:
Prepaid expenses	9,037	93,068
Current assets from discontinued operations	—	373,481
Accounts payable from continuing operations	10,910	(75,454)
Accrued liquidated damages	—	(456,045)
Accrued expenses and other current liabilities from continuing operations	(29,658)	(82,500)
Accrued expenses and other current liabilities from discontinued operations	—	(605,214)

Net cash used in operating activities	(30,749)	(5,110,977)

Cash provided by investing activities:
Refund of security deposits	—	3,243

Net decrease in cash and cash equivalents	(30,749)	(5,107,734)
Cash and cash equivalents at beginning of period	118,468	6,120,500

Cash and cash equivalents at end of period	$87,719	$1,012,766

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$180	$2,535

The accompanying notes are an integral part of the condensed interim financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—NATURE OF OPERATIONS AND GOING CONCERN UNCERTAINTY
          During the three month period ended September 30, 2008, International Fight League, Inc. (“IFLI”), ceased the operations of its wholly-owned subsidiary, IFL Corp. (“IFLC”), through which all operations were conducted, and on September 15, 2008, IFLC voluntarily filed a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”). IFLC’s bankruptcy case is docketed as In re IFL Corp., Case No. 08-13589 (MG). On November 17, 2008, IFLC sold substantially all of its assets to HDNet LLC (“HDNet”) pursuant to a sale under Section 363 of the Bankruptcy Code which was approved by the Court on October 28, 2008. IFLC is operating its business and managing its assets as a “debtor in possession” pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On August 5, 2009, the Court approved a disclosure statement (“Disclosure Statement”) filed by IFLC, which described its plan of liquidation, which is attached to the Disclosure Statement (the “Plan”). Pursuant to the Plan, IFLC’s remaining assets will be used to satisfy its creditors, and IFLI’s equity interest in IFLC will be terminated with no payment. A hearing to confirm the Plan is scheduled for September 14, 2009. If confirmed by creditors and approved by the Court, the Plan will result in the liquidation of IFLC soon after its confirmation. IFLI plans to operate as a shell company on a continuing basis.
          The “Company” refers to the accounts of IFLI and IFLC through September 15, 2008 and IFLI subsequent to that date.
          The accompanying condensed financial statements have been prepared using accounting principles generally accepted in the United States applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business, and all applicable rules and regulations of the U.S. Securities and Exchange Commission. At June 30, 2009, the Company had cash of $87,700 and an accumulated deficit of $37,803,000, and has no business operations.
          The Company is exploring its options to realize value for its stockholders, which may include seeking a reverse merger transaction with a party with operations. The Company has no present avenues of financing, no source of revenues and no present plans to obtain interim financing while continuing to explore its options. As a result of the foregoing, the lack of liquidity and funding sources pose a substantial risk to the ongoing viability of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2—BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND EQUITY INVESTMENT IN INVESTEE
          In accordance with Accounting Research Bulletin (“ARB”) No. 51 “Consolidated Financial Statements-As Amended” (“ARB 51”), the Company was required to deconsolidate IFLC upon the filing of its petition for reorganization relief under Chapter 11 in September 2008. Under ARB No. 51, a majority owner is deemed to have lost control over a subsidiary if the subsidiary is in legal reorganization or bankruptcy. These conditions preclude consolidation as control rests with the bankruptcy court, rather than the majority owner. Accordingly, IFLI deconsolidated IFLC as of September 15, 2008, eliminating all future operations from the financial results of operations. Since September 16, 2008, the operations of IFLI’s wholly-owned subsidiary IFLC have, therefore, been accounted for under the equity method of accounting.
          Generally accepted accounting principles require that an investment in an investee be reported using the equity method under Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” when an investor corporation can exercise significant influence over the operations and financial policies of an investee corporation. When the equity method of accounting is used, the investor initially records the investment in the stock of an investee at cost. The investment account is then adjusted to recognize the investor’s share of the income or losses of the investee after the date of acquisition when it is earned

INTERNATIONAL FIGHT LEAGUE, INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
by the investee. Such amounts are included when determining the net income of the investor in the period they are reported by the investee.
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
          The accompanying unaudited condensed financial statements represent the accounts of IFLI and IFLC as of June 30, 2008 and for the three and six month periods then ended, and the accounts of IFLI only as of June 30, 2009 and for the three and six month periods then ended. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) that are considered necessary for a fair presentation of financial position and results of operations as of and for the periods presented. The Company is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and footnotes. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the period that they are determined to be necessary.
          For the six months ended June 30, 2009, the operations of IFLC have been accounted for under the equity method of accounting and are disclosed as activity related to “Equity Investee” in the accompanying condensed financial statements. The assets and liabilities of IFLC are excluded from the balance sheets as of December 31, 2008 and June 30, 2009 (see Note 5). Since IFLC’s results after September 15, 2008 are not consolidated with IFLI’s results, and because IFLI believes it will not be obligated to fund losses related to its investment in IFLC, under principles of consolidation, any material uncertainties related to IFLC’s future operations are not expected to impact IFLI’s financial results.
NOTE 3—RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS
          Effective July 1, 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 168, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). SFAS No. 168 reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. The adoption of this pronouncement is not expected to have a material effect on the financial statements.
          In June 2009, the FASB issued SFAS No. 167, Amending FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends FIN 46(R) in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. SFAS No. 167 is effective January 1, 2010. The adoption of this pronouncement is not expected to have a material effect on the financial statements.
          In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS No. 166”). Among other items, SFAS No. 166 removes the concept of a qualifying special-purpose entity and clarifies that the objective of paragraph 9 of SFAS No. 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. SFAS No. 166 is effective January 1, 2010. The Company does not expect the adoption of this pronouncement to have a material effect on the financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
          In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 had no impact on the Company’s financial statements.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The Company is required to adopt SFAS 161 beginning in fiscal year 2009. The adoption of SFAS 161 has had no effect on the financial statements.
          In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (Consolidated Financial Statements)” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141(R), “Business Combinations.” SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The adoption of SFAS 160 did not have a significant impact on the financial statements.
          In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter be reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The adoption of SFAS 141(R) did not have a significant impact on the financial statements.
NOTE 4 — RECLASSIFICATIONS
          Certain 2008 balances have been reclassified in order to conform to the 2009 presentation.
NOTE 5—EQUITY METHOD OF INVESTEE, LOSS IN EXCESS OF INVESTMENT IN EQUITY INVESTEE AND FINANCIAL INFORMATION OF DECONSOLIDATED SUBSIDIARY
          From September 16, 2008, the day after IFLC filed its bankruptcy petition, through June 30, 2009, the operations of IFLC have been accounted for under the equity method of accounting due to the loss of control by IFLI as described in Note 2. Summarized financial information of IFLC as of June 30, 2009 and December 31, 2008 and for the three and six month periods ended June 30, 2009 and June 30, 2008 is as follows:

INTERNATIONAL FIGHT LEAGUE, INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Revenues	$—	$902,916	$—	$1,185,247
Cost of sales	—	1,874,180	—	2,893,991
Selling, general and administrative expenses	99,514	1,102,474	183,902	2,352,767
Other expense, net	31,559	84,793	107,048	168,207

Net loss	$(131,073)	$(2,158,531)	$(290,950)	$(4,229,718)

          The following table summarizes the assets, liabilities and net equity of IFLC as of June 30, 2009 and the calculation of the loss in excess of investment in Equity Investee which was recorded on the Company’s condensed balance sheets at June 30, 2009 and December 31, 2008:

	June 30, 2009
	(unaudited)	December 31, 2008
Cash	$304,293	$523,096
Other assets	3,262	4,188

Total assets deconsolidated	307,555	527,284

Accounts payable subject to compromise (A)	218,773	134,858
Accrued liabilities subject to compromise (A)	890,203	859,171
Due to International Fight League, Inc., subject to compromise (A)	34,087,962	34,061,783

Total liabilities deconsolidated	35,196,938	35,055,812

Net equity/negative investment	$(34,889,383)	$(34,528,528)

The loss in excess of investment in Equity Investee is comprised of:

	June 30, 2009
	(unaudited)	December 31, 2008
Net equity/negative investment	$(34,889,383)	$(34,528,528)
Due to International Fight League, Inc. (A)	34,087,962	34,061,783

Loss in excess of investment in Equity Investee	$(801,421)	$(466,745)

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

INTERNATIONAL FIGHT LEAGUE, INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
          The financial information above for IFLC has been prepared in conformity with Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), which requires that the liabilities subject to compromise by the Bankruptcy Court are reported separately from the liabilities not subject to compromise, and that all transactions directly associated with the plan of reorganization be reported separately as well. Liabilities subject to compromise include pre-petition unsecured claims that may be settled at amounts that differ from those recorded in IFLC’s condensed balance sheets.
NOTE 6—DISCONTINUED OPERATIONS
          On September 15, 2008, IFLC voluntarily filed a petition under chapter 11 of the Bankruptcy Code with the Court. The Company ceased operations in the quarter ended September 30, 2008, prior to the filing of the bankruptcy petition by IFLC. Accordingly, the Company has reported the results of its mixed martial arts (“MMA”) operations as discontinued operations. The following summarizes the results of discontinued operations:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
	(unaudited)	(unaudited)

Revenues	$902,916	$1,185,247
Cost of revenues	$2,893,991	$1,874,180
Loss from discontinued operations	$(2,158,531)	$(4,229,718)
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
          At June 30, 2009 and 2008, the Company’s common stock equivalents include stock options outstanding of 817,131 and 2,977,576, respectively, and warrants outstanding of 14,294,513, and 14,544,513, respectively. These common stock equivalents are not included in the diluted EPS calculations because the effect of their inclusion would be anti-dilutive or would decrease the loss per common share.
NOTE 8—INCOME TAXES
          The Company files a federal U.S. income tax return and income tax returns in certain other states and cities. Tax returns for the years 2007 through 2008 remain open for examination in various tax jurisdictions in which it operates. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at June 30, 2009, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of June 30, 2009, no interest related to uncertain tax positions had been accrued.
NOTE 9—STOCK OPTION PLAN
          Accounting for stock options issued to employees follows the provisions of SFAS No. 123(R), “Share-Based Payment” and the SEC’s Staff Accounting Bulletin (“SAB”) No. 107, “Valuation of Share-Based Payment

INTERNATIONAL FIGHT LEAGUE, INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
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
          Option activity under the Plan for the six months ended June 30, 2009 (unaudited) is summarized below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Options	Exercise Price	Term
Outstanding at January 1, 2009	1,031,236	$0.41
Cancelled	(379,617)	$0.10

Outstanding at June 30, 2009	651,619	$0.58	8.0 years
Exercisable at June 30, 2009	351,619	$0.55
          In connection with grants of options issued under the Plan, compensation costs of $31,379 and $63,092 were charged against operations for the three and six months ended June 30, 2009, respectively and compensation costs were $62,970 and $127,483 for the three and six months ended June 30, 2008, respectively.
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
     In May 2007, the Company granted its only restricted stock award for 125,000 shares to its President, Chief Financial Officer and General Counsel. Costs of $95,443 were recognized as stock compensation expense for the six month period ended June 30, 2009 and no costs were recognized during the three month period ended June 30, 2009. Costs of $47,656 and $95,182 were recognized as compensation expense for the three and six months ended June 30, 2008, respectively, related to this award. All of the shares were vested as of March 31, 2009.
NOTE 10—WARRANTS
          The Company has issued a total of 14,611,180 warrants to purchase common stock at prices ranging from $.30 per share to $1.25 per share. Of this total, 13,976,180 were issued in connection with the Company’s December 2006 and August 2007 private placements, are fully vested and no charges to earnings were recognized. The remaining 635,000 warrants were issued during the quarter ended June 30, 2007 as incentive compensation to league coaches and as compensation to a consultant to the Company, of which 318,333 were outstanding and vested as of June 30, 2009. All costs for the issuance of these warrants have been recognized in prior periods, therefore no charges were recognized during the three or six month periods ended June 30, 2009.

INTERNATIONAL FIGHT LEAGUE, INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
NOTE 11— SUBSEQUENT EVENTS
          The Company has evaluated subsequent events through the time it filed its quarterly report on Form 10-Q on August 19, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed on April 15, 2009. In addition to historical information, this discussion and analysis contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance and the industries in which we operate as well as on our management’s assumptions. These forward-looking statements involve risks and uncertainties. When used in this Quarterly Report on Form 10-Q the words “anticipate,” “objective,” “may,” “might,” “should,” “could,” “can,” “intend,” “expect,” “believe,” “estimate,” “predict,” “targets,” “goals,” “projects,” “seeks,” “potential,” “plan,” “is designed to” or the negative of these and similar expressions identify forward-looking statements. While we believe our plans, intentions and expectations reflected in those forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. Other than as required by applicable securities laws, we are under no obligation to update any forward-looking statement, whether as result of new information, future events or otherwise. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
          On August 5, 2009, the Court approved a disclosure statement (“Disclosure Statement”) filed by IFLC, which described its plan of liquidation, which is attached to the Disclosure Statement (the “Plan”). Pursuant to the Plan, IFLC’s remaining assets will be used to satisfy its creditors, and IFLI’s equity interest in IFLC will be terminated with no payment. A hearing to confirm the Plan is scheduled for September 14, 2009. If confirmed by the Court, the Plan will result in the liquidation of IFLC soon after its confirmation.
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
          Due to the September 15, 2008 bankruptcy filing by IFLC, IFLC ceased being a consolidated subsidiary as of that date. As a result, our balance sheets as of June 30, 2009 and December 31, 2008 include only the assets and liabilities of International Fight League, Inc., the parent company, and our statement of operations for the three and six months ended June 30, 2009 excludes the results of operations of IFLC. The results of IFLC prior to the bankruptcy filing are consolidated in our financial statements and are shown as discontinued operations.
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
          The Merger has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States. Reported results of operations of the combined group reflect the operations of the Company and IFLC, except as otherwise disclosed in his report.
Results of Operations
          We had a loss of $180,814 for the three months ended June 30, 2009, less than $0.01 per share, as compared to a loss of $2,447,278, or $0.03 per share in the June 30 quarter of 2008, of which $288,747 was from continuing operations and $2,158,531 was from discontinued operations. For the six months ended June 30, 2009, we had a loss of $514,774, or $0.01 per share, as compared to a loss of $4,758,876, or $0.06 per share, for the comparable period in 2008, of which $529,158 was from continuing operations and $4,229,718 was from discontinued operations. Because we have no operations, no revenues were generated during the three or six month periods ended June 30, 2009. Selling, general and administrative expenses were $18,000 and $65,000 for the three and six month periods ended June 30, 2009, respectively, significantly lower than the $220,000 and $422,000 for the comparable periods in 2008, due to cost reductions and reductions in staff beginning in the second quarter of 2008, and the Company still having operations in the first six months of 2008. The expenses for the three months ended June 30, 2009 were also lower due to a $27,000 tax refund that was credited against expenses. Share-based compensation expense for the June 30, 2009 quarter was $31,000 and 159,000 for the six months ended June 30, 2009, of which $95,000 was attributable to the final vesting of restricted stock. Share-based compensation expense for the second quarter of 2008 was $165,000, of which $79,000 was from continuing operations and $86,000 is included in discontinued operations. During the three months ended June 30, 2009, interest income of $57 was earned on available cash balances compared to $12,000 for the second quarter of 2008, a significant decrease due to the significantly lower cash balances.
Liquidity, Capital Resources and Going Concern
          At June 30, 2009, our cash and cash equivalents were $87,719.

          We are exploring options to realize value for our stockholders, which may include seeking a reverse merger transaction with a party having ongoing operations. We have no present avenues of financing, no source of revenues and no present plans to obtain interim financing while continuing to explore our options.
          As a result of the foregoing, our lack of liquidity and funding sources pose a substantial risk to our ongoing viability. The condensed financial statements in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The forgoing conditions raise substantial doubt about our ability to continue as a going concern.
Off-Balance Sheet Arrangements
          As of June 30, 2009, we had no off-balance sheet arrangements.

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
          In connection with the preparation of this Quarterly Report on Form 10-Q, management identified a material weakness due to insufficient resources in the accounting and finance departments, resulting in (i) ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures and (ii) the misapplication of U.S. GAAP and SEC financial reporting requirements. Due to the lack of resources that are appropriately qualified in the areas of U.S. GAAP and SEC financial reporting, and the potential impact on the financial statements and related disclosures and the importance of the interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the financial statements would not have been prevented or detected.
     Changes in Internal Control Over Financial Reporting— There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Accordingly, we continue to have a material weakness in our internal control over financial reporting as disclosed in Item 9A(T) of our Annual Report on Form 10-K for the year ended December 31, 2008.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
          On September 15, 2008, our wholly-owned subsidiary, IFLC, through which we conducted our operations, voluntarily filed a petition for reorganization relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. IFLC’s bankruptcy case is docketed as In re IFL Corp., Case No. 08-13589 (MG). On August 5, 2009, the Court approved a disclosure statement (“Disclosure Statement”) filed by IFLC, which described its plan of liquidation, which is attached to the Disclosure Statement (the “Plan”). Pursuant to the Plan, IFLC’s remaining assets will be used to satisfy its creditors, and IFLI’s equity interest in IFLC will be terminated with no payment. A hearing to confirm the Plan is scheduled for September 14, 2009. If confirmed by the Court, the Plan will result in the liquidation of IFLC soon after its confirmation. The Disclosure Statement and Plan are filed as exhibits to this report.

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
          See Exhibit Index on page 19 for a description of the documents that are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL FIGHT LEAGUE, INC.
By:	/s/ Michael C. Keefe
Michael C. Keefe
President, Chief Financial Officer and General Counsel

Date: August 19, 2009

EXHIBIT INDEX

Exhibits

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included in Exhibit 31.1 of this report).

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Disclosure Statement for IFL Corp.’s Plan of Liquidation.

99.2	IFL Corp.’s Plan of Liquidation (attached as Exhibit A for IFL Corp.’s Disclosure Statement filed as Exhibit 99.1 to this report).