Form 10-Q
period 2009-09-30
International Fight League, Inc.
filed 2009-11-23
CIK 885475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒      No ☐

As of November 11, 2009, there were 79,058,509 shares of common stock, par value $0.01 per share, outstanding.

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

INTERNATIONAL FIGHT LEAGUE, INC.

CONDENSED BALANCE SHEETS

	September 30, 2009	December 31, 2008

	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$73,741	$118,468
Prepaid expenses	118,891	228,555

Total current assets	192,632	347,023

Property and equipment, net of accumulated depreciation and amortization	—	1,150

Total assets	$192,632	$348,173

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,100	$7,340
Accrued expenses and other current liabilities	35,340	66,568
Loss in excess of investment in Equity Investee		466,745

Total current liabilities	49,440	540,653

Commitments
Stockholders’ equity (deficit):
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 79,058,509 shares issued and outstanding at September 30, 2009 and December 31, 2008	790,562	790,562
Additional paid-in capital	36,399,495	36,304,680
Accumulated deficit	(37,046,865)	(37,287,722)

Total stockholders’ equity (deficit)	143,192	(192,480)

Total liabilities and stockholders’ equity (deficit)	$192,632	$348,173

The accompanying notes are an integral part of the condensed financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2009	2008	2009	2008

Revenues	$—	$—	$—	$—

Selling, general and administrative expenses	30,220	251,834	95,576	467,738

Stock-based compensation expense	31,723	140,758	190,258	180,730

Other income (expenses):
Loss from Equity Investee	(108,856)	—	(399,806)	—
Gain on termination of interest in Equity Investee	926,451	—	926,451	—
Interest expense	(28)	—	(208)	—
Interest income	6	2,265	254	57,152

Other income, net	817,573	2,265	526,691	57,152

Income (loss) from continuing operations	755,630	(390,327)	240,857	(591,316)

Loss from discontinued operations	—	(903,357)	—	(5,461,244)

Net income (loss)	$755,630	$(1,293,684)	$240,857	$(6,052,560)

Net income(loss) per common share—basic and diluted
Continuing operations	$0.01	$(0.01)	$0.00	$(0.01)
Discontinued operations	$—	$(0.01)	$—	$(0.07)

Net income (loss)	$0.01	$(0.02)	$0.00	$(0.08)

Weighted average number of common shares outstanding—basic and diluted	79,058,509	79,058,509	79,058,509	79,058,509

The accompanying notes are an integral part of the condensed financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,

	2009	2008

Cash flows from operating activities:
Loss from discontinued operations	$—	$(5,461,244)
Income (loss) from continuing operations	240,857	(591,316)

Net income (loss)	240,857	(6,052,560)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Losses from Equity Investee	399,806	197,513
Selling, general and administrative expenses paid by Equity Investee	59,900	—
Gain on termination of interest in Equity Investee	(926,451)	—
Depreciation and amortization	760	69,329
Loss on disposal of property and equipment	380	151,158
Forfeiture of security deposit		107,152
Share-based compensation expense	190,258	472,658
Changes in operating assets and liabilities:
Prepaid expenses	14,231	129,793
Current assets from discontinued operations	—	688,954
Accounts payable	6,760	(46,520)
Accrued liquidated damages	—	(456,045)
Accrued expenses and other current liabilities	(31,228)	(65,597)
Accrued expenses and other current liabilities from discontinued operations	—	(1,094,742)

Net cash used in operating activities	(44,727)	(5,898,907)

Cash flows from investing activities:
Refund of security deposits	—	1,843
Proceeds from sale of property and equipment	—	22,840

Net cash provided by investing activities	—	24,683

Net decrease in cash and cash equivalents	(44,727)	(5,874,224)
Cash and cash equivalents at beginning of period	118,468	6,120,500

Cash and cash equivalents at end of period	$73,741	$246,276

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$208	$0

The accompanying notes are an integral part of the condensed financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—NATURE OF OPERATIONS AND GOING CONCERN UNCERTAINTY

          During the three month period ended September 30, 2008, International Fight League, Inc. (“IFLI”), ceased the operations of its wholly-owned subsidiary, IFL Corp. (“IFLC”), through which all operations were conducted, and on September 15, 2008, IFLC voluntarily filed a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”). IFLC’s bankruptcy case is docketed as In re IFL Corp., Case No. 08-13589 (MG). On November 17, 2008, IFLC sold substantially all of its assets to HDNet LLC (“HDNet”) pursuant to a sale under Section 363 of the Bankruptcy Code which was approved by the Court on October 28, 2008. IFLC has operated its business and managed its assets as a “debtor in possession” pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On September 14, 2009, the Court confirmed a plan of liquidation of IFLC (the “Plan”) and an order of the confirmation of the Plan (“Confirmation Order”) was entered that day. Upon the entering of the Confirmation Order by the Court, all of IFLI’s interests in IFLC were terminated and as of September 14, 2009, IFLC was no longer a subsidiary of IFLI. IFLI plans to operate as a shell company on a continuing basis and IFLC’s liquidation is expected to be completed by the end of 2009.

          The “Company” refers to the accounts of IFLI and IFLC through September 15, 2008 and IFLI subsequent to that date.

          The accompanying condensed financial statements have been prepared using accounting principles generally accepted in the United States applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business, and all applicable rules and regulations of the U.S. Securities and Exchange Commission. At September 30, 2009, the Company had cash of $73,741 and an accumulated deficit of $37,047,000, and has no business operations.

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

NOTE 2—BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND EQUITY INVESTMENT IN INVESTEE

          In accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidated Financial Statements, the Company was required to deconsolidate IFLC upon the filing of its petition for reorganization relief under Chapter 11 in September 2008. Under ASC Topic 810, a majority owner is deemed to have lost control over a subsidiary if the subsidiary is in legal reorganization or bankruptcy. These conditions preclude consolidation as control rests with the bankruptcy court, rather than the majority owner. Accordingly, IFLI deconsolidated IFLC as of September 15, 2008, eliminating all future operations from the financial results of operations. Since October 1, 2008, the operations of IFLI’s wholly-owned subsidiary IFLC have, therefore, been accounted for under the equity method of accounting. Upon the entering of the Confirmation Order by the Court on September 14, 2009, IFLI’s interests in IFLC were terminated, and therefore, since that date, IFLI is no longer carrying any interest in IFLC.

          ASC Topic 320, Investments, requires that an investment in an investee be reported using the equity method when an investor corporation can exercise significant influence over the operations and financial policies of an investee corporation. When the equity method of accounting is used, the investor initially records the investment in the stock of an investee at cost. The investment account is then adjusted to recognize the investor’s share of the income or losses of the investee after the date of acquisition when it is earned by the investee. Such amounts are included when determining the net income of the investor in the period they are reported by the investee.

INTERNATIONAL FIGHT LEAGUE, INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

          Based on the loss of control over IFLC and the uncertainties surrounding the nature, timing and specifics of the bankruptcy proceedings, IFLI deconsolidated IFLC as of September 15, 2008, eliminating all results from that point forward associated with its balance sheets, statements of operations and cash flows. The Company’s previously reported consolidated balance sheets, consolidated statements of operations and consolidated cash flows prior to September 15, 2008 include IFLC’s financial condition, results of operations and cash flows as discontinued operations.

          The accompanying unaudited condensed financial statements represent the accounts of IFLI and IFLC as of September 30, 2008 and for the three and nine month periods then ended, and the accounts of IFLI only as of September 30, 2009 and for the three and nine month periods then ended. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) that are considered necessary for a fair presentation of financial position and results of operations as of and for the periods presented. The Company is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and footnotes. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the period that they are determined to be necessary.

          For the period of September 15, 2008 through September 14, 2009, the operations of IFLC have been accounted for under the equity method of accounting and are disclosed as activity related to “Equity Investee” in the accompanying condensed financial statements. The assets and liabilities of IFLC are excluded from the balance sheets as of December 31, 2008 and September 30, 2009 (see Note 5). Under the Plan confirmed by the Court, IFLI has no obligation to fund any losses related to its investment in IFLC or pay any liabilities of IFLC.

NOTE 3—RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

          In June 2009, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles. This ASU reflected the issuance of FASB Statement No. 168. This ASU amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, this Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

          In June 2009, the FASB issued ASU No. 2009-02, Omnibus Update —Amendments to Various Topics for Technical Corrections. This omnibus ASU detailed amendments to various topics for technical corrections. The adoption of ASU 2009-02 will not have a material impact on the Company’s condensed financial statements.

          In March 2008, the FASB issued ASC Topic 815 (FASB Statement No. 161), Disclosures about Derivative Instruments and Hedging Activities, an amendment of ASC Topic 815. ASC Topic 815 amends and expands the disclosures required by ASC Topic 815 so that they provide an enhanced understanding of 1) how and why an entity uses derivative instruments, 2) how derivative instruments and related hedged items are accounted for under ASC Topic 815 and its related interpretations, and 3) how derivative instruments affect an entity’s financial position, financial performance, and cash flows. ASC Topic 815 is effective for both interim and annual reporting periods beginning after November 15, 2008, with early adoption encouraged. The adoption of ASC Topic 815 will not have a material impact on the Company’s condensed financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

          In June 2008, the FASB issued ASC Topic 260-10-45, Earnings Per Share – Other Presentation Matters. ASC Topic 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC Topic 260 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of ASC Topic 260. The adoption of ASC Topic 260 had no impact on the Company’s financial statements.

          In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of ASC Topic 860 (“SFAS 166”). This Statement improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement is effective for interim and annual reporting periods beginning after November 15, 2009, and is not expected to have a material impact on our condensed financial statements.

          In June 2009, the FASB issued SFAS No. 167, “Amendments to ASC Topic 810 (FASB Interpretation No. 46(R))” (“SFAS 167”). This statement which eliminates exceptions to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This Statement clarifies, but does not significantly change, the characteristics that identify a variable interest entity. This Statement is effective for fiscal years and interim periods beginning after November 15, 2009, and is not expected to have a material impact on our condensed financial statements.

          In December 2007, the FASB issued ASU 810-10-65-1, Nature and Classification of the Noncontrolling Interests in Consolidated Statement of Financial Position. ASU 810-10-65-1 establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, ASU 810-10-65-1 requires certain consolidation procedures for consistency with the requirements of ASC Topic 805, Business Combinations. ASU 810-10-65-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The adoption of ASU 810-10-65-1 did not have a significant impact on the financial statements.

           In December 2007, the FASB issued ASC Topic 805, Business Combinations. ASC Topic 805 expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter be reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of ASC Topic 805 is required for combinations after December 15, 2008. Early adoption and retroactive application of ASC Topic 805 to fiscal years preceding the effective date are not permitted. The adoption of ASC Topic 805 did not have a significant impact on the financial statements.

NOTE 4—RECLASSIFICATIONS

          Certain 2008 balances have been reclassified in order to conform to the 2009 presentation.

INTERNATIONAL FIGHT LEAGUE, INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

NOTE 5—EQUITY METHOD OF INVESTEE, LOSS IN EXCESS OF INVESTMENT IN EQUITY INVESTEE AND FINANCIAL INFORMATION OF DECONSOLIDATED SUBSIDIARY

          From September 16, 2008, the day after IFLC filed its bankruptcy petition, through September 14, 2009, the day the Confirmation Order was entered, the operations of IFLC have been accounted for under the equity method of accounting due to the loss of control by IFLI as described in Note 2. Summarized financial information of IFLC as of September 14, 2009 and December 31, 2008 and for the periods of July 1, 2009 through September 14, 2009 and January 1, 2009 to September 14, 2009 and for the three and nine month periods ended September 30, 2008 is as follows:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)

	2009*	2008	2009*	2008

Revenues	$—	$133,159	$—	$1,318,405
Cost of revenues	—	160,564	—	3,054,554
Selling, general and administrative expenses	75,467	591,076	257,680	3,149,907
Other expense, net	33,389	284,876	142,126	575,188

Net loss	$(108,856)	$(903,357)	$(399,806)	$(5,461,244)

          * Only includes results through September 14, 2009, the date on which the Confirmation Order was entered and all of IFLI’s interests in IFLC were terminated.

          The net loss of IFLC is included on the accompanying condensed statements of operations in loss from Equity Investee for fiscal year 2009 and loss from discontinued operations for fiscal year 2008 results.

          The following table summarizes the assets, liabilities and net equity of IFLC as of September 14, 2009, just prior to the termination of all of IFLI’s interests in IFLC, and December 31, 2008 and the calculation of the loss in excess of investment in Equity Investee as of September 14, 2009, just prior to the termination of all of IFLI’s interests in IFLC, and December 31, 2008, as recorded on the Company’s balance sheet as of that date:

	September 14, 2009	December 31, 2008

	(unaudited)
Cash	$211,563	$523,096
Other assets	3,282	4,188

Total assets deconsolidated	214,845	527,284

Accounts payable subject to compromise (A)	282,126	134,858
Accrued liabilities subject to compromise (A)	859,170	859,171
Due to International Fight League, Inc., subject to compromise (A)	34,055,593	34,061,783

Total liabilities deconsolidated	35,196,889	35,055,812

Net equity/negative investment	$(34,982,044)	$(34,528,528)

INTERNATIONAL FIGHT LEAGUE, INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

The loss in excess of investment in Equity Investee is comprised of:

	September 14, 2009	December 31, 2008

	(unaudited)
Net equity/negative investment	$(34,982,044)	$(34,528,528)
Due to International Fight League, Inc. (A)	34,055,593	34,061,783

Loss in excess of investment in Equity Investee (B)	$(926,451)	$(466,745)

(A) Liabilities Subject to Compromise: Liabilities subject to compromise refers to both secured and unsecured obligations that will be accounted for under the plan of reorganization, including claims incurred prior to the petition date. They represent the debtors’ current estimate of the amount of known or potential pre-petition claims that are subject to restructuring in the chapter 11 case. Such claims remain subject to future adjustments. Related party and insider liabilities, such as amounts due to IFLI, are subordinated to the claims of other creditors.

(B) Upon the Court’s confirmation of the Plan, all of IFLI’s ownership in IFLC were terminated, resulting in a gain in the current period for IFLI. See Note 6 for additional details.

          The financial information above for IFLC has been prepared in conformity with ASC Topic 852, Reorganizations, which requires that the liabilities subject to compromise by the Bankruptcy Court are reported separately from the liabilities not subject to compromise, and that all transactions directly associated with the plan of reorganization be reported separately as well. Liabilities subject to compromise include pre-petition unsecured claims that may be settled at amounts that differ from those recorded in IFLC’s condensed balance sheets.

NOTE 6—TERMINATION OF INTERESTS IN IFLC AND GAIN ON TERMINATION

          On September 14, 2009, the Court entered the Confirmation Order confirming the Plan (see Note 1). As a result of the confirmation of the Plan, all of IFLI’s interests in IFLC were terminated on September 14, 2009. The termination of IFLI’s interests in IFLC resulted in IFLI recognizing a gain of $926,451, the amount equal to the loss in excess of investment in Equity Investee as of September 14, 2009, just prior to the termination of IFLI’s interests in IFLC (see Note 5). This gain of $926,451 was recorded in the three month period ended September 30, 2009.

NOTE 7—DISCONTINUED OPERATIONS

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

	Three Months Ended September 30, 2008 (unaudited)	Nine Months Ended September 30, 2008 (unaudited)

Revenues	$133,159	$1,318,405
Cost of revenues	$160,564	$3,054,554
Loss from discontinued operations	$(903,357)	$(5,461,244)

INTERNATIONAL FIGHT LEAGUE, INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

NOTE 8—LOSS PER SHARE

          The Company complies with the accounting and reporting requirements of ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock (the “treasury stock method”). Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Stock options and warrants are deemed to be anti-dilutive when the average market price of the common stock during the period is less than the exercise price of the stock options or warrants.

          At September 30, 2009 and 2008, the Company’s common stock equivalents include stock options outstanding of 651,619 and 2,661,209, respectively, and warrants outstanding of 14,294,513, and 14,544,513, respectively. These common stock equivalents are not included in the diluted EPS calculations because the effect of their inclusion would be anti-dilutive or would decrease the loss per common share.

NOTE 9—INCOME TAXES

          The Company files a federal U.S. income tax return and income tax returns in certain other states and cities. Tax returns for the years 2007 through 2008 remain open for examination in various tax jurisdictions in which it operates. The Company adopted the provisions of ASU 740-10-65-2, Transition Related to FASB Staff Position FIN 48, on January 1, 2007. As a result of the implementation of ASU 740-10-65-2, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at September 30, 2009, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of September 30, 2009, no interest related to uncertain tax positions had been accrued.

NOTE 10—STOCK OPTION PLAN

          Accounting for stock and stock options issued to employees follows the provisions of ASC Topic 718, Stock Compensation and ASU 2009-03, Amendments of Various Topics Containing SEC Staff Accounting Bulletins. These require an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company uses the Black-Scholes option pricing model to measure the fair value of options granted to employees.

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

INTERNATIONAL FIGHT LEAGUE, INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

          Option activity under the Plan for the nine months ended September 30, 2009 (unaudited) is summarized below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2009	1,031,236	$0.41
Cancelled	(379,617)	$0.10

Outstanding at September 30, 2009	651,619	$0.58	7.8 years
Exercisable at September 30, 2009	451,619	$0.56

          In connection with grants of options issued under the Plan, compensation costs of $31,723 and $94,815 were charged against operations for the three and nine months ended September 30, 2009, respectively and compensation costs were $60,791 and $188,274 for the three and nine months ended September 30, 2008, respectively.

                    Restricted Stock

          The fair value of restricted stock awards is determined based upon the number of shares awarded and the quoted price of our common stock on the date of the grant. The fair value of the award is recognized as an expense over the service or vesting period, net of forfeitures, using the straight-line method under ASC Topic 718. Because the Company does not have historical data on forfeitures and has made only one grant of restricted stock, forfeitures are calculated based upon actual forfeitures, not estimates or assumptions.

          In May 2007, the Company granted its only restricted stock award for 125,000 shares to its President, Chief Financial Officer and General Counsel. Costs of $95,443 were recognized as stock compensation expense for the nine month period ended September, 30, 2009 and no costs were recognized during the three month period ended September 30, 2009. Costs of $47,656 and $142,838 were recognized as compensation expense for the three and nine months ended September 30, 2008, respectively, related to this award. All of the shares were vested as of March 31, 2009.

NOTE 11—WARRANTS

          The Company has issued a total of 14,611,180 warrants to purchase common stock at prices ranging from $.30 per share to $1.25 per share. Of this total, 13,976,180 were issued in connection with the Company’s December 2006 and August 2007 private placements, are fully vested and no charges to earnings were recognized in the three or nine month periods ended September 30, 2009. The remaining 635,000 warrants were issued during the quarter ended June 30, 2007 as incentive compensation to league coaches and as compensation to a consultant to the Company, of which 318,333 were outstanding and vested as of September 30, 2009. All costs for the issuance of these warrants have been recognized in prior periods, therefore no charges were recognized during the three or nine month periods ended September 30, 2009.

NOTE 12—SUBSEQUENT EVENTS

          The Company has evaluated subsequent events through the time it filed its quarterly report on Form 10-Q on November 23, 2009. Michael Keefe, the Company’s President, Chief Financial Officer and General Counsel, and the Company’s Board of Directors have agreed that Mr. Keefe will step down from his all positions with the Company effective with the filing of this report on Form 10-Q with the Securities and Exchange Commission.

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

Overview, Discontinued Operations and Sale of Assets

          Our business was founded in 2005 to organize, host and promote live and televised professional mixed martial arts (“MMA”) sporting events under the name “International Fight league” or “IFL” and to capitalize on the growing popularity of MMA in the United States and around the world. In June 2008, we announced that our event scheduled for August 15, 2008 had been canceled and on September 15, 2008, our wholly-owned subsidiary IFLC, through which we conducted our operations and which held substantially all of our assets, voluntarily filed a petition for reorganization relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”). IFLC’s bankruptcy case is docketed as In re IFL Corp., Case No. 08-13589 (MG). IFLC has been operating its business and managing its assets as a “debtor in possession” pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On November 17, 2008, IFLC sold substantially all of its assets to HDNet LLC (“HDNet”) for $650,000 cash and the assumption by HDNet of certain obligations, pursuant to a sale under Section 363 of the Bankruptcy Code which was approved by the Court on October 28, 2008.

          On September 14, 2009, the Court entered an order (“Confirmation Order”) confirming a plan of liquidation of IFLC (the “Plan”). Pursuant to the Plan, IFLC’s remaining assets will be used to satisfy its creditors, and all of IFLI’s equity interests in IFLC were terminated with no payment. The liquidation of IFLC is expected to be completed before the end of 2009.

          With the sale of substantially all of our assets to HDNet, the termination of our interests in IFLC and with no active business operations or business assets, we are a “shell company” as defined by the rules of the SEC under the Securities Exchange Act of 1934. Our Board of Directors, on a time available basis, will search for, review and engage in due diligence for potential merger or acquisition proposals for which the Board of Directors would deem to be suitable acquisition candidates. To date, no such acquisition or merger proposal has been identified. If our Board of Directors is able to identify a potential merger or acquisition candidate, we cannot predict in what industry or business this candidate may operate.

          We will continue to incur ongoing losses, which are expected to be greatly reduced due to the inactive nature of our business. However, losses will be incurred to pay ongoing reporting expenses, including legal and accounting, as necessary to maintain the Company as a public entity, as well as some minimal operating expenses and insurance premiums for directors’ and officers’ liability and other insurance, while searching for merger or acquisition candidates. In addition, we may incur costs related to the termination of employees and satisfying our pre-existing severance obligations with these employees.

          In connection with the sale of substantially all of our assets to HDNet, the assets sold to HDNet included the name “International Fight League,” our corporate name. We have entered into a name use agreement with HDNet which permits us to use “International Fight League” for general corporate purposes until the earlier of (a) two years or (b) becoming involved in any active trade or business (other than the use of the name for general corporate purposes). The only assets we currently have are cash and cash equivalents, prepaid expenses (consisting of prepaid insurance premiums), and miscellaneous computer equipment (which has been written off).

          Due to the September 15, 2008 bankruptcy filing by IFLC, IFLC ceased being a consolidated subsidiary as of that date. As a result, our balance sheets as of September 30, 2009 and December 31, 2008 include only the assets and liabilities of International Fight League, Inc., the parent company, and our statement of operations for the three and nine months ended September 30, 2009 excludes the results of operations of IFLC. The results of IFLC for the three and nine months ended September 30, 2008 are consolidated in our financial statements and are shown as discontinued operations.

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

          The Merger has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States. Reported results of operations of the combined group reflect the operations of the Company and IFLC, except as otherwise disclosed in this report.

Results of Operations

          We had income of $755,630 for the three months ended September 30, 2009, or $0.01 per share, as compared to a loss of $1,293,684, or $0.02 per share in the three months ended September 30, 2008, of which $390,327 was from continuing operations and $903,357 was from discontinued operations. For the nine months ended September 30, 2009, we had income of $240,857, or $0.00 per share, as compared to a loss of $6,052,560, or $0.08 per share, for the comparable period in 2008, of which $591,316 was from continuing operations and $5,461,244 was from discontinued operations. The income for the three and nine months ended September 30, 2009 was attributed to a non-cash gain of $926,451 from the termination of our interest in IFLC as a result to the entry of the Confirmation Order. Because we have no operations, no revenues were generated during the three or nine month periods ended September 30, 2009. Selling, general and administrative expenses were $30,220 and $95,576 for the three and nine month periods ended September 30, 2009, respectively, significantly lower than the $251,834 and $467,738 for the comparable periods in 2008, due to cost reductions and reductions in staff beginning in the second quarter of 2008, the Company still having operations in the first six months of 2008, and a $27,000 tax refund that reduced expenses in the second quarter of 2009. During the three months ended September 30, 2009, interest income of $6 was earned on available cash balances compared to $2,265 for the third quarter of 2008, a significant decrease due to the significantly lower cash balances.

Liquidity, Capital Resources and Going Concern

          At September 30, 2009, our cash and cash equivalents were $73,741.

          Our Board of Directors, on a time available basis, is exploring options to realize value for our stockholders, which may include seeking a reverse merger transaction with a party having ongoing operations. We have no present avenues of financing, no source of revenues and no present plans to obtain interim financing while continuing to explore our options.

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

Off-Balance Sheet Arrangements

          As of September 30, 2009, we had no off-balance sheet arrangements.

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

          Changes in Internal Control Over Financial Reporting— There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Accordingly, we continue to have a material weakness in our internal control over financial reporting as disclosed in Item 9A(T) of our Annual Report on Form 10-K for the year ended December 31, 2008.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

          On September 15, 2008, our wholly-owned subsidiary, IFLC, through which we conducted our operations, voluntarily filed a petition for reorganization relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. IFLC’s bankruptcy case is docketed as In re IFL Corp., Case No. 08-13589 (MG). On August 5, 2009, the Court approved a disclosure statement (“Disclosure Statement”) filed by IFLC, which described its plan of liquidation, which is attached to the Disclosure Statement (the “Plan”). Pursuant to the Plan, IFLC’s remaining assets will be used to satisfy its creditors, and IFLI’s equity interest in IFLC will be terminated with no payment. A hearing to confirm the Plan was held on September 14, 2009, at which time the Court confirmed the Plan. This resulted in termination of our interest in IFLC with no payment to us. The liquidation of IFLC is expected to be completed before the end of 2009.

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

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          Michael Keefe, our President, Chief Financial Officer and General Counsel, and our Board of Directors have agreed that Mr. Keefe will step down from his all positions with the Company effective with the filing of this report with the Securities and Exchange Commission.

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

Date: November 23, 2009

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