Form 10-K
period 2009-12-31
International Fight League, Inc.
filed 2010-04-13
CIK 885475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-21134

International Fight League, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	04-2893483
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

980 N. Federal Highway, Suite 314, Boca Raton, FL	33432
(Address of Principal Executive Offices)	(ZIP Code)

(561) 367-1055
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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” and “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of June 30, 2009, the aggregate market value of the registrant’s common equity held by non-affiliates of the registrant, was approximately $445,252 (based on the last sale price of such stock on such date as reported by the OTC Bulletin Board and assuming, for the purpose of this calculation only, that all of the registrant’s directors, executive officers and 5% or greater stockholders listed in Item 12 of this report were affiliates).

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share as of February 15, 2010 was 79,058,509.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Part I

Item 1 – Business

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, the factors listed under Item 1A - “Risk Factors.”

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

On November 17, 2008, IFLC sold substantially all of its assets to HDNet LLC (“HDNet”) for $650,000 in cash plus the assumption of certain of IFLC’s obligations, pursuant to a sale under Section 363 of the Bankruptcy Code which was approved by the Court on October 28, 2008. In connection with the sale of substantially all of our assets to HDNet, the assets sold included the name “International Fight League,” our corporate name. We have an agreement with HDNet which permits us to use “International Fight League” for general corporate purposes until the earlier of (a) two years or (b) becoming involved in any active trade or business (other than the use of the name for general corporate purposes).

On August 5, 2009, the Court approved a disclosure statement (the “Disclosure Statement”) filed by IFLC, which described its plan of liquidation (the “Plan”), which is attached to the Disclosure Statement. Pursuant to the Plan, IFLC’s remaining assets will be used to satisfy its creditors, and our equity interest in IFLC will be terminated with no payment. A hearing to confirm the Plan was held on September 14, 2009, at which time the Court confirmed the Plan. This resulted in termination of our interest in IFLC with no payment to us. The liquidation of IFLC was completed on January 15, 2010. After confirmation of the Plan and the sale to HDNet, we had no ongoing business operations.

At the beginning of 2009 our sole officer was Michael Keefe and our board of directors (the “Board”) consisted of Kevin Waldman and Jeffrey Jagid. In November 2009 after confirmation of the Plan, Mr. Keefe resigned as our officer. Thereafter Jeffrey Jagid became our President and Secretary and Kevin Waldman our Vice President. In January 2010, Messrs. Jagid and Waldman resigned their positions as members of the Board and as officers simultaneously with the sale of a controlling equity interest in us to Insurance Marketing Solutions LLC (“IMS”), a company owned by C. Leo Smith. Upon the closing of such sale Mr. Smith became our sole officer and director. Mr. Smith, through IMS, possesses control over us and our future business.

Current Plans

        Since we are a company with no or nominal operations, and have no or nominal assets or assets other than cash and cash equivalents we are considered a “shell company” pursuant to Rule 405 of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act,”). Mr. Smith, as our sole Board member, on a time available basis, will search for, review and engage in due diligence for potential merger or acquisition proposals. To date, no such acquisition or merger proposal has been identified. If Mr. Smith is able to identify a potential merger or acquisition candidate, we cannot predict in what industry or business this candidate may operate.

We will continue to incur ongoing losses, which are expected to be greatly reduced due to the lack of business operations following the sale of our assets to HDNet and the termination of our interest in IFLC. However, losses will be incurred to pay ongoing reporting expenses, including legal and accounting, as necessary to maintain the Company as a public entity, as well as some minimal operating expenses while searching for merger or acquisition candidates. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

        The analysis of new business opportunities will be undertaken by or under the supervision of C. Leo Smith, the only officer and director of the Company. As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company may consider the following kinds of factors:

(a)           Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)           Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)           Strength and diversity of management, either in place or scheduled for recruitment;

(d)           Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)           The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)           The extent to which the business opportunity can be advanced;

(g)           The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and/or

(h)           Other relevant factors.

        In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

        It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

        The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, Mr. Smith may resign and one or more new directors may be appointed without any vote by stockholders.

        In the case of an acquisition, the transaction may be accomplished upon the sole determination of Mr. Smith without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

        It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Liquidity and Capital Requirements

        At December 31, 2009, our cash and cash equivalents were approximately $25,000. As of March 15, 2010 we had approximately $67,900 in available cash which will be utilized by us to explore options to realize value for our stockholders, which may include seeking a reverse merger transaction with a party having ongoing operations. We have no present avenues of financing, no source of revenues and no present plans to obtain interim financing while continuing to explore our options.

Corporate History

        From our incorporation in 1985 through 1999, we operated under the name Procept, Inc., as a biotechnology company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. During 1999, our principal efforts were devoted to drug development and human clinical trials focusing on two biotechnology compounds, PRO 2000 Gel and O6-Benzylguanine. During fiscal 2000, we closed our research facilities and out-licensed PRO 2000 Gel and O6-Benzylguanine, which had been under development by us for several years. In September 2004, we transferred all of our rights, title and interest in PRO 2000 Gel pursuant to an option duly exercised by our sub-licensee, and in March 2005, we assigned all of our rights, interests and obligations in O6-BG Benzylguanine.

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

        Following the reverse stock split and the Merger, there were 32,496,948 shares of our common stock outstanding, of which the pre-Merger stockholders of Paligent owned approximately 5% and the pre-Merger stockholders of IFLC owned approximately 95%. As a result, IFLC was treated as the acquiring company for accounting purposes. The Merger was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States. Reported results of operations of the combined group reflect the operations of the Company and IFLC through September 30, 2008, the quarter in which IFLC filed its bankruptcy petition with the Court.

        We discontinued our operations during the quarter ended September 30, 2008, and on September 15, 2008, our wholly-owned subsidiary, IFLC, through which we conducted our operations and which held substantially all of our assets, voluntarily filed a petition for reorganization relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. IFLC’s bankruptcy case is docketed as In re IFL Corp., Case No. 08-13589 (MG). Prior to discontinuing our operations, through IFLC we operated a sports entertainment business that used our professional MMA sports league, known as the “International Fight League” or the “IFL,” as a platform to generate revenues from spectator attendance at live events, broadcast of television programming, sponsorships and licensing.

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

On August 5, 2009, the Court approved the Disclosure Statement filed by IFLC, which described the Plan, which is attached to the Disclosure Statement. Pursuant to the Plan, IFLC’s remaining assets will be used to satisfy its creditors, and our equity interest in IFLC will be terminated with no payment. A hearing to confirm the Plan was held on September 14, 2009, at which time the Court confirmed the Plan. This resulted in termination of our interest in IFLC with no payment to us. The liquidation of IFLC was completed on January 15, 2010. After confirmation of the Plan and the sale to HDNet we had no ongoing business operations.

        At the beginning of 2009 our sole officer was Michael Keefe and our Board consisted of Kevin Waldman and Jeffrey Jagid. In November 2009 after confirmation of the Plan, Mr. Keefe resigned as our officer. Thereafter Jeffrey Jagid became our President and Secretary and Kevin Waldman our Vice President. In January 2010, Messrs. Jagid and Waldman resigned their positions as members of the Board and as officers simultaneously with the sale of a controlling equity interest in us to IMS a company owned by C. Leo Smith. Upon the closing of such sale, Mr. Smith became our sole officer and director. Mr. Smith, through IMS, possesses control over us and our future business.

        On January 11, 2010 IMS purchased 730,941 shares of the Company’s Series A Preferred Stock pursuant to the terms of a Series A Stock Purchase Agreement (the “Agreement”). The Series A Preferred Stock is convertible into an aggregate of 730,941,000 shares of Common Stock. As set forth above, Mr. Smith is the sole member of IMS, and, pursuant to the terms of the Agreement, IMS acquired the shares of the Series A Preferred Stock in consideration of $100,000. The purpose of the transaction was to obtain control over the Issuer.

        On January 13, 2010, IMS assigned 106,000 shares of Series A Preferred Stock to the following parties: (i) 40,000 shares to Frost Corporate Services, Inc., a Florida corporation, Richard B. Frost, President, for post-closing services to be rendered to the Company; (ii) 20,000 shares each to Jeff Jagid (hereinafter “Jagid”) and Kevin Waldman (hereinafter “Waldman”), former directors of the Company, for post-closing services to be rendered by each to the Company; (iii) 10,000 shares to Michael Keefe, a former officer of the Company, for post closing services to be rendered to the Company, and; (iv) 8,000 shares each to Anthony M. Collura and Jacqueline Borer, for post closing services to be rendered by each to the Company. Accordingly after such assignments, IMS (and Smith indirectly through IMS) owned 624,941 shares of Series A Preferred Stock which are convertible into an aggregate of 624,941,000 shares of common stock. Neither IMS nor Smith have any other pending arrangements relating to the transfer of Series A Preferred Stock purchased by IMS, including any pledge by IMS of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

        Prior to the closing of the Agreement, the Company had an aggregate of 79,058,509 shares of common stock outstanding and no shares of preferred stock outstanding. Pursuant to the Certificate of Designation which authorizes the Series A Preferred Stock as filed with the Secretary of Delaware (the “Certificate of Designation”), each share of Series A Preferred Stock is convertible into 1,000 shares of the Company’s common stock and is entitled to 1,000 votes on all transactions submitted to the stockholders of the Company. In addition, in connection with any vote or written consent with respect to the election of Directors of the Company, the holders of record of the shares of the Series A Preferred Stock, exclusively and as a separate class, shall be entitled to elect the majority of directors of the Company. After the closing of the Agreement, there were 730,941 shares of the Series A Preferred Stock and 79,058,509 shares of Common Stock issued and outstanding. The Series A Preferred Stock controls 730,941,000 votes of the 809,999,509 total votes available to all equity holders of the Company (90% of the total votes) and is convertible into an aggregate of 730,941,000 shares of Common Stock. Accordingly IMS (and Smith indirectly through IMS) possesses control over the Company through the ownership of an aggregate of 624,941 shares of Series A Preferred Stock (85% of the Series A Preferred Stock) which possess an aggregate of 624,941,000 votes (77.15% of the total voting securities of the Company). The shares of Series A Preferred Stock beneficially owned by IMS were acquired for and are being held for investment purposes.

        In the event that all shares of the Series A Preferred Stock are converted into shares of the Company’s Common stock, the Company would be required to issue an additional 730,941,000 shares of common stock to the Series A Preferred Stock holders. However the Company does not have sufficient shares of authorized but unissued common stock available to issue such shares. Accordingly, the Agreement further provided that the Company will use its best efforts to remedy such deficiency so that all shares of the Series A Preferred Stock may be converted into shares of Common Stock in accordance with the terms of the Certificate of Designation as soon as practicable. As a condition of closing the Agreement, the former officers and directors of the Company, committed to use their best efforts to assist the Company, including executing all reasonably requested documents, in connection with the preparation and filing with the Securities and Exchange Commission of an Information Statement and/or Proxy Statement with respect to a proposed reverse split of the Company’s outstanding shares of common stock which is currently projected to be a 1 for 400 reverse split (which ratio is subject to change at the discretion of the Company’s new Board of Directors) in order to remedy the deficiency in the number of authorized by unissued shares of common stock available for issuance upon conversion of the Series A Preferred Stock. The rights of the holders of the Series A Preferred Stock to vote as a separate class to elect a majority of the Board of Directors of the Company shall terminate 30 days after the Company has sufficient shares of common stock available for issuance upon the conversion of all 730,941 shares of the Series A Preferred Stock. Accordingly the Reporting Persons plan to effectuate the foregoing reverse split and/or other capital restructuring in order for the Company to be in a position to legally issue the number of shares of Common Stock required upon conversion of all of the Series A Preferred Stock.

        Unless otherwise indicated or the context otherwise requires, the terms “Company,” “IFL,” “we,” “us,” and “our” refer to International Fight League, Inc. (formerly known as Paligent Inc.). Unless otherwise indicated or the context otherwise requires, the term “our business” refers to the mixed martial arts business of IFLC as operated before and after the Merger.

Management Changes and Employees

As of December 31, 2009, we had no employees. C. Leo Smith serves as our only officer without compensation. Our success will largely depend upon the decisions made by Mr. Smith, who devotes approximately 10% of his business time to the Company’s affairs.

Competition

        The competition for business combinations, joint ventures, alliances and acquisitions is significant. We may not be able to develop alliances, acquisitions or other business combinations on terms that are reasonable. In addition, we will compete against much larger companies with brand recognition, customers, technologies, profits, personnel and other resources that would put our company at a disadvantage to secure a new business opportunity for the Company.

        Our ability to identify new business relationships for the Company is critical to the Company’s future survival and success. In addition, as competition for compelling business opportunities increases both domestically and internationally, the terms at which we may be able to enter into new business opportunities could harm our long-term operating results and financial condition.

        Currently, with our primary goal the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation, the Company faces intense competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities that could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

Item 1A – Risk Factors

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

Risk Relating to Our Operations

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

        We May Be Unable To Raise Sufficient Capital To Successfully Operate Or Carry Out Our Business Plan. Our current business operations require expenditures to continue as a reporting company. Our sole director, C. Leo Smith, has indicated his intention to provide equity and debt financing to the Company in order to allow it to achieve its business plan. However, he is under no legal obligation to do so. If we cannot obtain additional capital, whether from Mr. Smith or elsewhere, we may have to delay potential mergers, acquisitions or development expenditures that can be expected to harm our competitive growth potential. We cannot be sure that we will be able to secure additional financing on acceptable terms. Any failure to obtain such financing, or obtaining financing on terms not favorable to us, can be expected to have a material adverse effect on our future business prospects.

        We Are Dependent Upon Our Officers and Directors. As the Company lacks resources to hire employees, we are dependent upon the efforts of our sole officer and director C. Leo Smith who devotes approximately 10% of his business time to the affairs of the Company. The loss of the services of Mr. Smith could divert time and resources, delay the development of our current business and negatively affect our ability to execute our business plan. Such problems might be expected to have a material adverse impact on our future business prospects.

        We May Make Acquisitions, Business Combinations Or Strategic Investments In One Or More Companies In The Future And Such Transactions May Result In Dilutive Issuances Of Equity Securities, Use Of Our Cash Resources, And Incurrence Of Debt And Amortization Of Expenses Related to Intangible Assets. Any merger, acquisition, strategic investment or other form of business combination by us will likely involve a number of risks, including:

●	The difficulty of assimilating the operations and personnel of acquired companies into our operations;

●	Additional operating losses and expenses of the business or businesses we may acquire or in which we invest;

●	The difficulty of integrating acquired technology and rights into the Company and unanticipated expenses related to such integration;

●	The failure to successfully further develop acquired technology resulting in the impairment of amounts capitalized as intangible assets;

●	The potential for patent and trademark infringement claims against the acquired company;

●	The impairment of relationships with customers and partners of the companies we may acquire or in which we may invest;

●	The impact of known potential liabilities or unknown liabilities associated with the companies we may establish relationships with;

●
In the case of foreign acquisitions or business relationships, uncertainty regarding foreign laws and regulations and difficulty integrating operations and systems as a result of cultural, systems and operational differences;

●	Our lack of control or limitations on our control over the operations of our potential business partners; and

●	The difficulty of integrating the acquired company’s accounting, management information, human resources and other administrative systems.

Our potential failure to be successful in addressing these risks or other problems encountered in connection with future acquisitions, mergers or strategic investments could cause us to fail to realize the anticipated benefits of such acquisitions, mergers or strategic investments, incur unanticipated liabilities and harm our business generally.

If We Raise Additional Funds Through The Issuance of Equity Securities, Or Determine In The Future To Issue Additional Shares Of Our Common Stock, Your Percentage Ownership Will Be Reduced, You Will Experience Dilution That Could Substantially Diminish The Value of Your Stock and Such Issuance May Convey Rights, Preferences or Privileges Senior to Your Rights Which Could Substantially Diminish Your Rights And The Value Of Your Stock. We may issue additional shares of our common stock for various reasons and may grant additional stock options to new employees, consultants, officers, directors and third parties. If we determine to register for sale to the public additional shares of our common stock granted in any future financing or business combination, a material amount of dilution can be expected to cause the value of our common stock to decline.

In order for us to obtain additional capital or complete a business combination, we may find it necessary to issue securities, including but not limited to, any or all shares of our common stock or preferred stock, in some cases conveying rights senior to those of the current holders of our common stock. Those rights may include voting rights, liquidation preferences and conversion rights. To the extent we convey senior rights; the value of our common stock can be expected to decline.

If We Incur Indebtedness, We May Become Too Highly Leveraged And Would Be In Risk of Default. If we incur indebtedness whether through a merger, acquisition or otherwise, we may become too highly leveraged and would be in risk of default. There is no contractual or regulatory limit to the amount of debt we can take on. Any debt incurred by the Company could adversely affect our ability to meet our obligations and we would then be in risk of default, which could have a material adverse effect on our financial condition, results of operations, business prospects and long term future viability.

We Currently Face And Expect To Continue To Face Significant Competition That May Inhibit Our Ability To Successfully Complete A Merger, Acquisition, Strategic Investment Or Other Form Of Business Combination. The Company is in a highly competitive market for a small number of business opportunities that could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we may be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Our Future Success Is Highly Dependent On The Ability of Management To Locate And Attract A Suitable Merger, Acquisition, Strategic Investment Or Other Form Of Business Combination. The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. If we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm, and numerous other factors beyond our control.

The Company Has No Existing Agreement For A Merger, Acquisition, Strategic Investment Or Other Form Of Business Combination And May Be Unable To Effect Such A Transaction. We are not currently in any discussions regarding a possible transaction with respect to engaging in a merger or joint venture with, or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee we will be able to negotiate a business combination on favorable terms.

Risk Factors Relating to Our Securities

Because One Shareholder Owns a Large Percentage of Our Voting Stock, Other Shareholders’ Voting Power May be Limited.

As of February 28, 2010, C. Leo Smith, our sole director, beneficially owned or controlled through his ownership of IMS approximately 77.15% of our voting stock. Accordingly, Mr. Smith has the ability to control matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger or consolidation. As a result, other shareholders may have little or no influence over matters submitted for shareholder approval. In addition, the ownership of Mr. Smith could preclude any unsolicited acquisition of us, and consequently materially adversely affect the value of our common stock. Mr. Smith may make decisions that are adverse to your interests.

        Our stock has been trading at around $0.01 or less per share and may not increase. No assurance can be given that an active market for our common stock will be sustained, or that stockholders will be able to sell their shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade.

Item 1B – Unresolved Staff Comments

        None.

Item 2 – Properties

        We currently do not own or lease any office space. With completion of the sale by IFLC of substantially all of its assets to HDNet on November 17, 2008, we currently do not own any material property. The assets sold to HDNet included the name “International Fight League,” our corporate name. We currently maintain an office at 980 N. Federal Highway, Suite 314, Boca Raton, FL 33432 on a rent free basis. This office is rented by affiliates of IMS. We have an agreement with HDNet which permits us to use “International Fight League” for general corporate purposes until the earlier of (a) two years or (b) becoming involved in any active trade or business (other than the use of the name for general corporate purposes).

Item 3 – Legal Proceedings

        On September 15, 2008, our wholly-owned subsidiary, IFLC, through which we conducted our operations, voluntarily filed a petition for reorganization relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. IFLC’s bankruptcy case is docketed as In re IFL Corp., Case No. 08-13589 (MG). On August 5, 2009, the Court approved the Disclosure Statement filed by IFLC, which described the Plan, which is attached to the Disclosure Statement. Pursuant to the Plan, IFLC’s remaining assets will be used to satisfy its creditors, and IFLI’s equity interest in IFLC will be terminated with no payment. A hearing to confirm the Plan was held on September 14, 2009, at which time the Court confirmed the Plan. This resulted in termination of our interest in IFLC with no payment to us. The liquidation of IFLC was completed on January 15, 2010.

        From time to time, we may be involved in disputes or litigation relating to claims in the normal course of business. We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

Item 4 – Submission of Matters to a Vote of Security Holders

        None.

Part II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

        Our shares of common stock, par value $0.01 per share, are quoted on the OTC Bulletin Board under the symbol “IFLI”. The following table sets forth the range of high and low closing sale prices for the common stock as reported by the OTC Bulletin Board for the periods indicated below.

	High	Low
2009
Fourth Quarter	$0.01	$0.01
Third Quarter	$0.01	$0.01
Second Quarter	$0.01	$0.01
First Quarter	$0.01	$0.01
2008
Fourth Quarter	$0.02	$0.01
Third Quarter	$0.03	$0.01
Second Quarter	$0.06	$0.01
First Quarter	$0.18	$0.06

        The closing sale prices in the table above reflect inter-dealer prices, without retail mark-up or commissions and may not represent actual transactions. All prices are rounded to the nearest $0.01, and any closing prices below $0.01 have been rounded up to $0.01.

        As of February 15, 2010, we had approximately 198 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        See Item 12 in this Annual Report on Form 10-K.

Issuer Purchases and Unregistered Sales of Equity Securities

        We did not purchase any of our equity securities and did not sell any of our unregistered equity securities during the quarter ended December 31, 2009.

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

        In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, including those set forth in Item 1A “Risk Factors.”

Discontinued Operations and Sale of Assets

        Our business was founded in 2005 to organize, host and promote live and televised professional mixed martial arts MMA sporting events under the name “International Fight league” or “IFL” and to capitalize on the growing popularity of MMA in the United States and around the world. In June 2008 we announced that our event scheduled for August 15, 2008 had been canceled and on September 15, 2008, our wholly-owned subsidiary IFLC, through which we conducted our operations and which held substantially all of our assets, voluntarily filed a petition for reorganization relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. IFLC’s bankruptcy case is docketed as In re IFL Corp., Case No. 08-13589 (MG). IFLC is operating its business and managing its assets as a “debtor in possession” pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On November 17, 2008, IFLC sold substantially all of its assets to HDNet for $650,000 cash and the assumption by HDNet of certain obligations, pursuant to a sale under Section 363 of the Bankruptcy Code which was approved by the Court on October 28, 2008. On August 5, 2009, the Court approved the Disclosure Statement filed by IFLC, which described the Plan, which is attached to the Disclosure Statement. Pursuant to the Plan, IFLC’s remaining assets will be used to satisfy its creditors, and our equity interest in IFLC will be terminated with no payment. A hearing to confirm the Plan was held on September 14, 2009, at which time the Court confirmed the Plan. The liquidation of IFLC was completed on January 15, 2010. This resulted in termination of our interest in IFLC with no payment to us. After confirmation of the Plan and the sale to HDNet we had no ongoing business operations.

        With the sale of substantially all of our assets to HDNet and with no active business operations or business assets, we are essentially a “shell company” as defined by the rules of the SEC under the Securities Exchange Act of 1934. C. Leo Smith, as the sole member of our Board of Directors, on a time available basis, will search for, review and engage in due diligence for suitable potential merger or acquisition candidates. To date, no such acquisition or merger candidate has been identified. If Mr. Smith is able to identify a potential merger or acquisition candidate, we cannot predict in what industry or business this candidate may operate.

        We will continue to incur ongoing losses, which are expected to be greatly reduced due to the inactive nature of our business following the sale of our assets to HDNet and the winding down of IFLC. However, losses will be incurred to pay ongoing reporting expenses, including legal and accounting, as necessary to maintain the Company as a public entity, as well as some minimal operating expenses while searching for merger or acquisition candidates.

        As of December 31 2009, the only assets we have are cash and cash equivalents and prepaid expenses (consisting of prepaid insurance premiums). In addition, as set forth above, the Company has the right to utilize the name “International Fight League” for general corporate purposes for a limited period of time.

Due to the September 15, 2008 bankruptcy filing by IFLC, IFLC ceased being a consolidated subsidiary as of that date. As a result, our balance sheet as of December 31, 2008 includes only the assets and liabilities of International Fight League, Inc., the parent company, and our statement of operations for the year ended December 31, 2008 includes the results of operations of IFLC only through September 30, 2008. The 2009 financial statements do not include the consolidation of any assets or liabilities or results of operations with respect to IFLC.

Corporate History

        Prior to November 29, 2006, we were known as Paligent. On November 29, 2006, we acquired IFLC, then known as International Fight League, Inc., a privately held Delaware corporation, by the Merger pursuant to the Merger Agreement. Immediately following the Merger, we changed our name to International Fight League, Inc. and IFLC changed its name to IFL Corp. and continued to operate the business of organizing and promoting a mixed martial arts sports league under the name “International Fight League.”

        The Merger was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States. Reported results of operations of the consolidated group reflected the operations of the Company and IFLC. See Item 1. Corporate History.

Results of Operations

        From inception through December 31, 2009, we have incurred costs and expenses significantly in excess of revenues. On September 15, 2008, our wholly-owned subsidiary, IFLC, through which we conducted our operations and which owned substantially all of our assets, voluntarily filed a petition for reorganization relief under Chapter 11 of the Bankruptcy Code in the Court. On November 17, 2008, IFLC sold substantially all of its assets to HDNet for $650,000 cash plus the assumption by HDNet of certain obligations, pursuant to a sale under Section 363 of the Bankruptcy Code which was approved by the Court on October 28, 2008. Furthermore, we have terminated all of our former employees and have no business assets or business operations and no future source of revenues. Since we are a company with no or nominal operations, and have no or nominal assets or assets other than cash and cash equivalents we are considered a “shell company”. Mr. Smith, as our sole Board member on a time available basis, will search for, review and engage in due diligence for potential merger or acquisition proposals. To date, no such acquisition or merger proposal has been identified. We will continue to incur ongoing losses, which have been greatly reduced due to the lack of business operations following the sale of our assets to HDNet and the termination of our interest in IFLC. However, losses will be incurred to pay ongoing reporting expenses, including legal and accounting, as necessary to maintain the Company as a public entity, as well as some minimal operating expenses and insurance premiums for directors’ and officers’ liability and other insurance, while searching for merger or acquisition candidates. Accordingly, the comparison below with prior periods should be read in conjunction with these facts.

        During the year ended December 31, 2009 we reported net income of $157,495 or $0.00 per common share as compared to a net loss of $6.4 million, or $0.08 per common share.

The loss from discontinued operations was $0 in 2009 compared to a loss of approximately $6,000,000 in 2008, or $0.08 per share. This decrease is the result of the elimination of all operations of IFLC during 2009 as compared to the holding of three IFLC events in 2008. We lost money on each event. The revenues from discontinued operations were $0 in 2009 versus $1,384,000 in 2008 and costs of revenue were $0 in 2009 compared to $3,781,000 in 2008. Selling, general and administrative expenses from discontinued operations were $0 versus $3,075,000 in 2008.

Income from continuing operations in 2009 was $157,495 or $0.00 per common share as compared to a loss of approximately $384,000 or $0.004 per common share in 2008. The income primarily resulted from the termination of the Company’s interest in IFLC and the cessation of IFLC’s activities.

During the year ended December 31, 2009 interest income of $255 was earned as compared to interest income of approximately $63,000 during 2008. Cash balances in 2009 were lower than in 2008 due to our continuing losses and the lack of any operations.

Liquidity, Capital Resources and Going Concern

        At December 31, 2009, our cash and cash equivalents were $24,699 and our current liabilities were $55,449. In January 2010 we received $100,000 in additional cash from the acquisition by IMS of a controlling interest in the Company. As of March 15, 2010 our cash and cash equivalents were approximately $67,900.

        We are exploring options to realize value for our stockholders, which may include seeking a reverse merger transaction with a party having ongoing operations. We have no present avenues of financing, no source of revenues and no present plans to obtain interim financing while continuing to explore our options.

        As a result of the foregoing, our lack of liquidity and funding sources pose a substantial risk to our ongoing viability. The financial statements in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The foregoing conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

        For the years ended December 31, 2009 and 2008, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements is based upon the selection of accounting policies and the application accounting estimates and assumptions. Actual results could differ from those estimates. The following are the accounting policies under generally accepted accounting principles (“GAAP”) we believe are the more important areas of our accounting policies and estimates.

Equity Method of Accounting — Under Accounting Standards Codification (“ASC”) Topic 323 - Investments - Equity Method and Joint Ventures, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation as control rests with the bankruptcy court, rather than the majority owner. Accordingly, IFLI deconsolidated IFLC as of September 15, 2008, the date the bankruptcy petition was filed, eliminating all future operations from the financial results of operations. From September 16, 2008 through December 31, 2008 and from January 1, 2009 through September 14, 2009, the operations of IFLI’s wholly-owned subsidiary IFLC have, therefore, been accounted for under the equity method of accounting

        GAAP requires that the investment in the investee be reported using the equity method when an investor corporation can exercise significant influence over the operations and financial policies of an investee corporation. When the equity method of accounting is used, the investor initially records the investment in the stock of an investee at cost. The investment account is then adjusted to recognize the investor’s share of the income or losses of the investee after the date of acquisition when it is earned by the investee. Such amounts are included when determining the net income of the investor in the period they are reported by the investee. As a result of applying the equity method, the investment account reflects IFLI’s equity in the underlying net liabilities of IFLC, the investee. In IFLI’s statement of operations after deconsolidation, IFLC’s net gain is reported as a single-line item.

        Cash and Cash Equivalents — For purposes of the statements of cash flows, we consider all short-term investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. We invest our excess cash in money market instruments. Cash and cash equivalents are, at times, maintained at financial institutions in amounts that exceed federally insured limits.

        Income Taxes — As of January 1 and December 31, 2009 and December 31, 2008, there were no unrecognized tax benefits. GAAP prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at December 31, 2009. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

       Stock-Based Compensation — We are required by GAAP to measure the cost of employee or service provider services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee or service provider is required to provide service in exchange for the award.

        We use the Black-Scholes option pricing model to measure the fair value of options granted to employees and service providers.

Control Weakness

        Our management has identified a material weakness in our disclosure controls and procedures and our internal control over financial reporting. See Item 9A (T) in this Annual Report on Form 10-K.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

Item 8—Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
International Fight League, Inc.

We have audited the accompanying balance sheets of International Fight League, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2009.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Fight League, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s interest in its operating subsidiary was terminated in 2009, after the subsidiary sold substantially all of its assets and the Bankruptcy Court confirmed its plan of liquidation, and the Company has suffered consecutive recurring losses, accumulated deficit and negative cash flow from operations since inception, which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein, Kass & Company, P.C.
Roseland, New Jersey
April 12, 2010

INTERNATIONAL FIGHT LEAGUE, INC.
BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$24,699	$118,468
Prepaid expenses	122,303	228,555

Total current assets	147,002	347,023

Property and equipment, net	—	1,150

Total assets	$147,002	$348,173

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$750	$7,340
Accrued expenses and other current liabilities	54,699	66,568
Loss in excess of investment in Equity Investee		466,745
Total current liabilities	55,449	540,653

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity (deficit):
Preferred Stock, $.01 par value, 1,000,000 shares authorized, -0- shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 79,058,509 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	790,562	790,562
Additional paid-in capital	36,431,218	36,304,680
Accumulated deficit	(37,130,227)	(37,287,722)

Total stockholders’ equity (deficit)	91,553	(192,480)

Total liabilities and stockholders’ equity (deficit)	$147,002	$348,173

The accompanying notes are an integral part of the financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2009	2008

Revenues	$—	$—

Selling, general and administrative expenses	147,216	693,363

Stock-based compensation expense	221,981	267,034

Other income (expenses):
Income (loss) from Equity Investee	(399,806)	516,208
Gain from termination of interest in Equity Investee	926,451
Interest expense	(208)	(3,347)
Interest income	255	63,096
Other income, net	526,692	575,957

Income (loss) from continuing operations	157,495	(384,440)

Loss from discontinued operations	—	(5,999,564)

Net income (loss)	$157,495	$(6,384,004)

Net income (loss) per common share—basic and diluted
Continuing operations	$0.00	$(0.00)
Discontinued operations	—	(0.08)
Net income (loss)	$0.0	$(0.08)

Weighted average number of common shares outstanding—basic and diluted	79,058,509	79,058,509

The accompanying notes are an integral part of the financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2009 and 2008

	Shares	Par Value	Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2008	79,058,509	$790,562	$35,936,112	$(30,903,718)	$5,822,956
Stock-based compensation	—	—	368,568	—	368,568
Net loss	—	—	—	(6,384,004)	(6,384,004)
Balance at December 31, 2008	79,058,509	$790,562	$36,304,680	$(37,287,722)	$(192,480)
Stock-based compensation	—	—	126,538	—	126,538
Net income	—	—	—	157,495	157,495
Balance at December 31, 2009	79,058,509	$790,562	$36,431,218	$(37,130,227)	$91,553

The accompanying notes are an integral part of the financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2009	2008
Cash flows from operating activities:
Loss from discontinued operations	$—	$(5,999,564)
Income (loss) from continuing operations	157,495	(384,440)
Net income (loss)	157,495	(6,384,004)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity from losses in Equity Investee	399,806	466,745
Gain from termination of interest in Equity Investee	(926,451)
Expenses paid by Equity Investee	59,900
Depreciation and amortization	760	71,756
Stock-based compensation and consulting expense	221,981	559,062
Forfeiture of security deposit		107,152
Loss on disposal of property and equipment	390	178,346
Changes in operating assets and liabilities:
Prepaid expenses	10,809	20,348
Current assets of discontinued operations		688,954
Accounts payable	(6,590)	(109,030)
Accrued liquidated damages	—	(456,045)
Accrued expenses and other current liabilities	(11,869)	(72,432)
Accrued expenses and other current liabilities from discontinued operations		(1,094,742)

Net cash used in operating activities	(93,769)	(6,023,890)

Cash flows from investing activities:
Refund of security deposits	—	6,143
Proceeds from sale of property and equipment	—	15,715

Net cash provided by investing activities		21,858

Net decrease in cash and cash equivalents	(93,769)	(6,002,032)
Cash and cash equivalents at beginning of year	118,468	6,120,500
Cash and cash equivalents at end of year	$24,699	$118,468

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$208	$3,347

The accompanying notes are an integral part of the financial statements.

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

The accompanying financial statements have been prepared using accounting principles generally accepted in the United States applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At December 31, 2009, the Company had cash of approximately $25,000, had accumulated deficits of approximately $37,130,000 and $37,288,000 for the years then ended December 31, 2009 and 2008, respectively.

        The Company is exploring its options to realize value for its stockholders, which may include seeking a reverse merger transaction with a party with operations. The Company has no present avenues of financing, no source of revenues and no present plans to obtain interim financing while continuing to explore its options. As a result of the foregoing, the lack of liquidity and funding sources pose a substantial risk to the ongoing viability of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 13, Subsequent Events.

NOTE 2—BASIS OF PRESENTATION

        In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidated Financial Statements, the Company was required to deconsolidate IFLC upon the filing of its petition for reorganization relief under Chapter 11 in September 2008. Under ASC Topic 810, a majority owner is deemed to have lost control over a subsidiary if the subsidiary is in legal reorganization or bankruptcy. These conditions preclude consolidation as control rests with the bankruptcy court, rather than the majority owner. Accordingly, IFLI deconsolidated IFLC as of September 15, 2008, eliminating all future operations from the financial results of operations. Since October 1, 2008, the operations of IFLI’s wholly-owned subsidiary IFLC have, therefore, been accounted for under the equity method of accounting. Upon the entering of the Confirmation Order by the Court on September 14, 2009, IFLI’s interests in IFLC were terminated, and therefore, since that date, IFLI is no longer carrying any interest in IFLC.

        ASC Topic 323, Investments – Equity Method and Joint Ventures, requires that an investment in an investee be reported using the equity method when an investor corporation can exercise significant influence over the operations and financial policies of an investee corporation. When the equity method of accounting is used, the investor initially records the investment in the stock of an investee at cost. The investment account is then adjusted to recognize the investor’s share of the income or losses of the investee after the date of acquisition when it is earned by the investee. Such amounts are included when determining the net income of the investor in the period they are reported by the investee.

        Based on the loss of control over IFLC and the uncertainties surrounding the nature, timing and specifics of the bankruptcy proceedings, IFLI deconsolidated IFLC as of September 15, 2008, eliminating all results from that point forward associated with its balance sheets, statements of operations and cash flows. Accordingly, the accompanying financial statements represent the accounts of IFLI. The Company’s previously reported consolidated balance sheets, consolidated statements of operations and consolidated cash flows prior to September 15, 2008 include IFLC’s financial condition, results of operations and cash flows as discontinued operations.

        For the period of September 15, 2008 through September 14, 2009, the operations of IFLC have been accounted for under the equity method of accounting and are disclosed as activity related to “Equity Investee” in the accompanying financial statements. The assets and liabilities of IFLC are excluded from the balance sheets as of December 31, 2009 and 2008 (see Note 5). Under the Plan confirmed by the Court, IFLI has no obligation to fund any losses related to its former investment in IFLC or pay any remaining liabilities of IFLC.

        The Company currently has no business operations. While in operation during 2007 and 2008, IFLC was an integrated media and entertainment company, engaged in the development, production and marketing of live mixed martial arts (“MMA”) events with the intent to package television and pay-per-view programming and eventually the license and sale of branded consumer products featuring the IFL and its personalities.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Equity Method of Accounting

        In accordance with ASC Topic 810, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation as control rests with the bankruptcy court, rather than the majority owner. Accordingly, IFLI deconsolidated IFLC as of September 15, 2008, eliminating all future operations from the financial results of operations. From September 16, 2008 through September 14, 2009, the operations of IFLI’s wholly-owned subsidiary IFLC were therefore accounted for under the equity method of accounting.

        Generally accepted accounting principles require that the investment in the investee be reported using the equity method under ASC Topic 323, when an investor corporation can exercise significant influence over the operations and financial policies of an investee corporation. When the equity method of accounting is used, the investor initially records the investment in the stock of an investee at cost. The investment account is then adjusted to recognize the investor’s share of the income or losses of the investee after the date of acquisition when it is earned by the investee. Such amounts are included when determining the net income of the investor in the period they are reported by the investee.

        As a result of deconsolidation and the application of the equity method under ASC Topic 323, IFLI had a negative basis in its investment in IFLC, the Equity Investee, because the subsidiary generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in Equity Investee,” is reflected as a single amount on the Company’s balance sheet as an approximate $467,000 liability as of December 31, 2008.

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

Property and Equipment

        Property and equipment is stated at historical cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, ranging from 3 to 5 years.

Long-Lived Assets

        In accordance with GAAP, the Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such a review. Long-lived assets will be written-down if the evaluation determines that the fair value is less than the book amount.

Exit or Disposal Activities

        Under GAAP, a liability for costs associated with exit or disposal activity is recognized and measured at fair value when the liability in incurred. All costs incurred with the discontinuance of operations of IFLC have been accrued for in 2008.

Cash Equivalents

        For purposes of the statements of cash flows, the Company considers all short-term investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.

Prepaid Expenses

        Prepaid expenses as of December 31, 2009 and 2008 consist primarily of prepaid directors’ and officers’ insurance. Prepaid expenses as of December 31, 2008 also included unrecognized compensation expense associated with the grant of 125,000 shares of restricted stock in 2007, which vest over a two-year period. The unrecognized compensation expense for this restricted stock award was approximately $95,000 as of December 31, 2008.

Income Taxes

        GAAP requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

        In accordance with GAAP, the Company is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and income tax returns in certain states and cities. Generally the Company is no longer subject to income tax examinations by major taxing authorities for years before 2006. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces retained earnings. This policy has been applied to all existing tax positions upon the Company’s initial adoption for the period ended December 31, 2007. Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company’s financial statements upon adoption. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2009 and 2008.

Stock-Based Compensation

        We measure the cost of employee or service provider services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee or service provider is required to provide service in exchange for the reward.

        The Company uses the Black-Scholes option pricing model to measure the fair value of options granted to employees and service providers.

Loss Per Share

        Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. The Company’s common stock equivalents include stock options and warrants exercisable for 615,619 and 14,294,513 shares of common stock, respectively, as of December 31, 2009 and 1,196,236 and 14,294,513 shares of common stock, respectively, as of December 31, 2008. These common stock equivalents are not included in the diluted EPS calculations because the effect of their inclusion would be anti-dilutive or would decrease the loss per common share.

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term maturities of these instruments as presented in the balance sheet at December 31, 2009 and 2008, respectively.

Recently Issued and Adopted Accounting Pronouncements

        In June 2009, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles. This ASU reflected the issuance of FASB Statement No. 168. This ASU amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification was effective for the Company in the third quarter of 2009, and accordingly, this Annual Report on Form 10-K for the year ending December 31, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

        In June 2009, the FASB issued ASU No. 2009-02, Omnibus Update —Amendments to Various Topics for Technical Corrections. This omnibus ASU detailed amendments to various topics for technical corrections. The adoption of ASU 2009-02 will not have a material impact on the Company’s financial statements.

        In March 2008, the FASB issued ASC Topic 815 (FASB Statement No. 161), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133) ASC Topic 815 amends and expands the disclosures required by ASC Topic 815 so that they provide an enhanced understanding of 1) how and why an entity uses derivative instruments, 2) how derivative instruments and related hedged items are accounted for under ASC Topic 815 and its related interpretations, and 3) how derivative instruments affect an entity’s financial position, financial performance, and cash flows. ASC Topic 815 is effective for both interim and annual reporting periods beginning after November 15, 2008, with early adoption encouraged. The adoption of ASC Topic 815 did not have a material impact on the Company’s financial statements.

NOTE 4—FINANCIAL INFORMATION OF DECONSOLIDATED SUBSIDIARY

        The financial information for IFLC as of and for the year ended December 31, 2008 and for the period from January 1, 2009 through September 14, 2009 was as follows:

Balance Sheet (as of December 31, 2008)

Assets:
Cash	$523,096
Other assets	4,188
Total assets	$527,284

Liabilities and stockholder’s deficit
Liabilities:
Accounts payable subject to compromise (A)	$134,858
Accrued liabilities subject to compromise (A)	859,171
Due to International Fight League, Inc. subject to compromise (A)	34, 061,783
Total liabilities	35,055, 812

Stockholder’s deficit
Paid-in capital	1,601,652
Accumulated deficit	(36,130,180)
Total stockholder’s deficit	(34,528,528)
Total liabilities and stockholder’s deficit	$527,284

(A) Liabilities Subject to Compromise: Liabilities subject to compromise refer to both secured and unsecured obligations that were accounted for under the plan of reorganization, including claims incurred prior to the petition date. They represent the debtors’ estimate of the amount of known or potential pre-petition claims that were subject to restructuring in the Chapter 11 case as of December 31, 2009.

Statements of Operations

	January 1, 2009 to September 14, 2009*	Year Ended December 31, 2008
Revenues	$—	$1,384,257
Cost of revenues	—	3,781,228
Selling, general and administrative expenses	257,680	3,408,928
Other expense, net	142,126	289,890
Gain on sale of assets	—	612,434
Net loss	$(399,806)	$(5,483,356)

        * Includes results through September 14, 2009, the date on which the Confirmation Order was entered and all of IFLI’s interests in IFLC were terminated.

        Subsequent to IFLC’s petition for reorganization relief under Chapter 11 of the Bankruptcy Code in the Court, IFLC was operating its business and managing its assets as a “debtor in possession” pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On November 17, 2008, IFLC sold substantially all of its assets to HDNet for $650,000 cash and the assumption by HDNet of certain obligations, pursuant to a sale under Section 363 of the Bankruptcy Code which was approved by the Court on October 28, 2008. These proceeds, net of certain expenses, are included in “gain on sale of assets” in the IFLC’s statement of operations above.

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

NOTE 5—EQUITY METHOD INVESTEE AND LOSS IN EXCESS OF INVESTMENT IN EQUITY INVESTEE

        From September 16, 2008, the day after IFLC filed its bankruptcy petition, through September 14, 2009, the operations of IFLC have been accounted for under the equity method of accounting due to the loss of control by IFLI as defined in Note 2. Summarized financial information of IFLC as of December 31, 2008 and for the periods from September 16, 2008 to December 31, 2008 and January 1, 2009 to September 14, 2009 are as follows:

December 31, 2008
Total assets	$527,284
Total liabilities subject to compromise	$994,029
Total liabilities not subject to compromise	$34,061,783
Total stockholder’s deficit	$(34,528,528)

	For the Period From January 1, 2009 to September 14, 2009	For the Period From September 16, 2008 to December 31, 2008
Revenues	$—	$—

Cost of Revenues	$—	$—

Selling, general and administrative expenses	$257,680	$57,285

Other expense, net	$142,126	$38,941

Gain on sale of assets	$—	$612,434

Net income (loss)	$(399,806)	$516,208

The following table summarizes the assets, liabilities and net equity of IFLC Corp. as of December 31, 2008 and calculation of the loss in excess of investment in Equity Investee which was recorded on the Company’s balance sheet at December 31, 2008 and as of September 14, 2009, the date on which the Company’s interest in IFLC terminated:

December 31, 2008

Cash	$523,096
Other assets	4,188

Total assets deconsolidated	527,284

Accounts payable subject to compromise	134,858
Accrued liabilities subject to compromise	859,171
Due to International Fight League, Inc.	34,061,783

Total liabilities deconsolidated	$35,055,812

Net equity/negative investment	$(34,528,588)

The loss in excess of investment in Equity Investee is comprised of:

	September 14, 2009	December 31, 2008

Net equity/negative investment	$(34,982,044)	$(34,528,528)
Due to International Fight League, Inc. subject to compromise	34,055,593	34,061,783

Loss in excess of investment in Equity Investee (A)	$(926,451)	$(466,745)

(A) Upon the Court’s confirmation of the Plan on September 14, 2009, all of IFLI’s ownership in IFLC was terminated, resulting in a gain in the current period for IFLI. See Note 6 for additional details.

NOTE 6—TERMINATION OF INTEREST IN IFLC AND GAIN ON TERMINATION

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

NOTE 7—DISCONTINUED OPERATIONS

        On September 15, 2008, IFLC voluntarily filed a petition under Chapter 11 of the Bankruptcy Code with the Court. The Company ceased operations in the quarter ended September 30, 2008, prior to the filing of the bankruptcy petition by IFLC. Accordingly, the Company has reported the results of its MMA operations as discontinued operations. The following summarizes the results of discontinued operations:

Nine months ended September 30, 2008
Revenues	$1,384,257
Cost of revenues	$3,781,229
Loss from discontinued operations	$(5,999,564)

        The assets and liabilities of the IFLC are omitted from the balance sheet as of December 31, 2008 (and separately disclosed in Note 4).

NOTE 8—RISKS AND UNCERTAINTIES

        Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally bank deposits. Cash and cash equivalents are deposited with financial institutions management believes are of an acceptable credit quality. The Company invests its excess cash in money market instruments. Cash and cash equivalents are, at times, maintained at financial institutions in amounts that exceed federally insured limits.

NOTE 9—TERMINATION OF EMPLOYEES AND RESIGNATION OF OFFICER AND DIRECTORS

        On May 30, 2008, Mr. Kurt Otto voluntarily resigned from the Company’s Board of Directors. Mr. Otto resigned from his positions as an officer and employee of the company as of March 31, 2008.

        On November 10, 2008, the Company and Jay Larkin, the Company’s President and Interim Chief Executive Officer at the time, entered into an agreement providing for Mr. Larkin’s resignation of his positions and employment with the Company, effective November 1, 2008.  Pursuant to the agreement, the Company paid Mr. Larkin a one-time payment for $20,000 and is also paying the premiums for medical insurance coverage for Mr. Larkin until the earlier of April 30, 2009 or the date on which Mr. Larkin becomes eligible for group medical insurance through an employer or professional affiliation other than the Company. As part of the agreement, all of Mr. Larkin’s stock options for the Company’s common stock automatically terminated. The agreement also has customary terms regarding confidentiality, cooperation, release of claims and covenants not to sue. The Company recognized a charge to compensation expense of $20,000 in 2008 for its agreement with Mr. Larkin.

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

        Effective November 19, 2009, Michael C. Keefe, previously our President, General Counsel and Chief Financial Officer, resigned from his positions with us. Effective January 11, 2010, Jeffrey M. Jagid and Kevin Waldman, previously members of our Board of Directors, resigned as directors and from all other positions they held with the Company. Our sole officer and director as of February 28, 2010 is C. Leo Smith. See Note 13.

NOTE 10—INCOME TAXES

        No current federal or state income tax provision has been provided for in the accompanying financial statements as the Company has incurred losses since its inception. The provision for income taxes consists of the following:

	2009	2008

Deferred
Federal	$(11,383,000)	$(1,441,000)
State	(1,768,000)	1,191,000
	(13,151,000)	(250,000)
Valuation allowance	13,151,000	250,000
	$—	$—

        At December 31, 2009, the Company has Federal and State Net Operating Loss (“NOL”) carry forwards for income tax purposes of $1.38 million. These NOL carry forwards expire beginning in the year 2010 through 2029 but are limited due to Section 382 of the IRS code (“382 Limitation”) which states that the amount of taxable income of any new loss corporation for any year after a greater than 50% change in control has occurred shall not exceed certain prescribed limitations. However, Since the Company entered into a new line of business after the Merger, the continuity of business requirements under Section 382 have not been satisfied. As such, the Section 382 Limitation of the pre-Merger NOL carryforwards are zero, and such NOL carryforwards may not be utilized in the future. The NOL carryforwards generated post-Merger, totaling approximately $1.38 million, are fully utilizable by the Company to offset future taxable income. However, the post-Merger NOL carryforwards are also subject to a Section 382 ownership change occurring in August 2007. Such NOL carryforwards are subject to an annual limitation of approximately $2.7 million.

        The components of the Company’s net deferred tax assets were as follows at December 31, 2009 and 2008:

	2009		2008
NOL carry forwards		$544,000		$13,781,000
Equity-based compensation		218,000		131,000
Other		—		1,000
Gross deferred tax asset		762,000		13,913,000
Less: valuation allowance	(762,000)			(13,913,000)
Deferred tax asset after valuation allowance	$	- 0 -	$	- 0 -

        The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of losses and lack of business operations, management concluded that it is more likely than not that the Company will not realize the benefit of the deferred tax assets. Accordingly, a full valuation allowance has been provided for the deferred tax assets. The valuation allowance decreased by approximately $13.2 million during the year ended December 31, 2009 and increased by approximately $250,000 for the year ended December 31, 2008. The significant swing in the NOL carryforwards and valuation allowance are the result of the loss of the NOL´s as a result of the termination of IFLI´s interests in IFLC in September as IFLC generated the vast majority of the NOL´s.

        The reconciliations between the income tax provision at the U.S. federal statutory rate and the Company’s effective tax rate is as follows:

	For the years ended December 31,
	2009	2008
Provision at U.S. federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	-12.4%	-17.3%
Change in valuation allowance	-113.7%	-3.9%
Net operating loss adjustment	8,442.2%	-6.0%
Decrease in valuation allowance	-8,350.1%	-6.8%
Income tax (provision) benefit	0.0%	0.0%

NOTE 11—STOCK-BASED COMPENSATION

        During the year ended December 31, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Incentive Plan”), which permits the grant of stock options, restricted stock and other forms of share-based awards to its employees and service providers for up to 5,000,000 shares of the Company’s common stock. Options awards generally vest based on 3 years of continuous service and have 10-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Incentive Plan).

The Company’s total stock-based compensation cost was $221,981 and $559,062 for fiscal 2009 and 2008, respectively, of which $267,034 was included in continuing operations and $292,028 was included in discontinued operations for the year ended December 31, 2008.

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

December 31, 2008
Expected volatility	188%
Expected dividends	0
Expected term (in years)	3
Risk-free rate	3.6%

        A summary of option activity under the Incentive Plan for the years ended December 31, 2009 and 2008 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2008	2,637,919	$0.32	8.5
Exercised
Granted	270,000	0.12
Cancelled/Forfeited	(1,876,683)	0.24
Outstanding at December 31, 2008	1,031,236	$0.41	8.1

Granted
Cancelled/Forfeited	(379,617)	0.10
Outstanding at December 31, 2009	651,619	$0.58	8.2
Exercisable at December 31, 2009	451,619	$0.56	8.1

        A summary of the status of the Company’s non-vested shares as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested Shares
Non-vested, January 1, 2009	408,573	$0.62
Granted
Cancelled
Vested	(208,573)	0.61
Non-vested, December 31, 2009	200,000	$0.63

        As of December 31, 2009, there was $125,514 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Incentive Plan.

        Restricted Stock

        The fair value of restricted stock awards is determined based upon the number of shares awarded and the quoted price of our common stock on the date of the grant. The fair value of the award is recognized as an expense over the service or vesting period, net of forfeitures, using the straight-line method under GAAP. Because the Company does not have historical data on forfeitures and has made only one grant of restricted stock, forfeitures are calculated based upon actual forfeitures, not estimates or assumptions.

        We granted one award of 125,000 shares of restricted stock in 2007, with an aggregate fair value of $381,250, of which $95,443 and $190,494 were recognized as compensation expense in fiscal 2009 and 2008, respectively. No shares have been forfeited and all 125,000 shares were vested as of December 31, 2009. No other restricted stock awards were granted in 2009 or 2008 or were outstanding as of December 31, 2009.

NOTE 12—WARRANTS

        During the year ended December 31, 2007, the Company issued a total of 14,611,180 warrants to purchase common stock at prices ranging from $.30 per share to $1.25 per share. Of this total, 13,976,180 were issued in connection with the Company’s December 2006 and August 2007 private placements, are fully vested and no charges to earnings were recognized. All of these warrants were outstanding as of December 31, 2009 and 2008. The remaining 635,000 warrants were issued as incentive compensation to league coaches and as compensation to a consultant to the Company. Of these 635,000 warrants, 318,333 were outstanding and vested as of December 31, 2009 and 2008. In connection with these 635,000 warrants, no costs were recognized in 2009 and cost of $188,644 was recorded in fiscal 2008, all as stock-based compensation expense.

        The fair value of each warrant granted as incentive compensation was estimated on the date of grant using the Black-Scholes option valuation model that used the assumptions noted in the following table. Expected volatilities were estimated based on the market prices of the Company’s common stock. The expected term of the warrants is 3 years based upon the vesting period of the warrants. The risk-free rate for the expected term of the warrants was based on the U.S. Treasury yield curve in effect at the time of grant.

Expected volatility	219%
Expected dividends	0
Expected term (in years)	0-5
Risk-free rate	4.9%

NOTE 13—SUBSEQUENT EVENTS

        The Company has evaluated the need to disclose events subsequent to the balance sheet date through the filing date of this 10-K and has identified the following events:

        On January 11, 2010, the Company sold 730,941 shares of its Series A Convertible Preferred Stock (the “Preferred Stock”) to Insurance Marketing Solutions, LLC, a Florida limited liability corporation (“IMS”), pursuant to the terms of a stock purchase agreement (the “Agreement”). C. Leo Smith was then and is currently the sole and Managing Member of IMS, and is currently also the sole officer and director of the Company. Pursuant to the terms of the Agreement, IMS acquired the shares of Preferred Stock in consideration of $ 100,000.

        Each share of Preferred Stock is convertible into 1,000 shares of the Company’s common stock (the “Common Stock”) and is entitled to 1,000 votes on all transactions submitted to the stockholders of the Company. In addition, in connection with any vote or written consent with respect to the election of directors of the Company, the holders of record of the shares of Preferred Stock, exclusively and as a separate class, are entitled to elect the majority of directors of the Company. Accordingly, the holders of Preferred Stock possess control over the Company.

        In the event that all of the shares of Preferred Stock were to be converted into shares of Common Stock, the Company would be required to issue an additional 730,941,000 shares of Common Stock, if and when authorized by the Company.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

Item 9A (T)—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this Annual Report the Company did not have a President and/or Chief Financial Officer or any other officer. Accordingly no officers existed to conduct an evaluation of the Company’s effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Subsequent to December 31, 2009, C. Leo Smith became the sole officer and director of the Company. Accordingly the effectiveness of our disclosure controls and procedures in the future will be solely dependent on Mr. Smith’s actions until such time that we appoint additional officers.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was not effective as of December 31, 2009 due to a material weakness.

        A “material weakness” is a deficiency, or combination of deficiencies, that result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the preparation of our financial statements for the year ended December 31, 2008, our management identified deficiencies in the design or operation of our internal controls that it considers to be material weaknesses in the effectiveness of our internal controls pursuant to standards established by the Public Company Accounting Oversight Board. We noted the following material weaknesses that became evident to management:

●
Due to the reduction in our workforce, and the combination of the roles of President and Chief Financial Officer with one person upon the departure of our former President and Interim Chief Executive Officer, we had insufficient controls and procedures in place to ensure appropriate segregation of duties within the accounts payable functions during the period from January 2009 through November 19, 2009, when such person resigned his position with the Company. From November 19 through December 31, 2009 the Company operated without any officers. We had various procedures and processes in place to mitigate the risks of this situation, but this weakness is inherent in our situation given the lack of operations and the significant reduction in employees. Prior to January 2009 we had two employees in place which helped minimize this weakness. However, as of January 2010, we once again had only one officer. Until such time as we have two separate persons serving as the Company’s Principal Executive Officer and Principal Financial Officer the material weakness that affected us during 2009 will continue.

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

Changes in Internal Controls over Financial Reporting

We had a change in internal control over financial reporting in the quarter ended December 31, 2009. Michael Keefe resigned as the Company’s Principal Executive and Principal Financial Officers. Mr. Keefe’s positions were assumed by Mr. Jagid and Mr. Waldman, respectively, in January 2010. In January 2010 Messrs Jagid and Waldman resigned and Mr. Smith assumed the combined position of Principal Executive Officer and Principal Financial Officer.

Item 9B—Other Information

        None.

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

        The following persons were our directors and executive officers during the periods set forth below.

Name	Age	Position	Period of Service
C. Leo Smith	42	President, Secretary Principal Executive Officer, Principal Financial Officer and Director	January 2010 to present

Jeffrey M. Jagid	41	Director President and Principal Executive Officer	May 2007 to January 2010 January 2010 to January 2010

Kevin Waldman	39	Director Secretary and Principal Financial Officer	June 2007 to January 2010 January 2010 to January 2010

Michael Keefe	53	General Counsel Chief Financial Officer President	March 2007 to November 2009 November 2007 to November 2009 November 2008 to November 2009

C. Leo Smith was elected to the Board on January 11 2010 and was subsequently appointed the Company’s President, Secretary, Principal Executive Officer and Principal Financial Officer. Mr. Smith is the sole member of Insurance Marketing Solutions LLC which controls 77.15% of the Company’s voting securities. Since September 2006, Mr. Smith has provided business consulting services to a number of privately held domestic and foreign corporations. Such consulting services have primarily been in the areas of marketing and/or manufacturing. Since July 2009 Mr. Smith has been the sole director of Osler, Incorporated (“Osler”). Osler is a shell company as defined in Rule 12b-2 of the Exchange Act. Since September 2009, Mr. Smith has also served as the Chief Executive Officer and Chief Financial Officer of Osler. Mr. Smith previously served as the Chairman of the Board of Directors and Chief Executive Officer and Chief Financial Officer of Smith International Enterprises, Inc., d/b/a AmeriPlast Manufacturing, from the inception of the company in 1991 until it was sold in 2002. Ameriplast Manufacturing was a privately held manufacturer of pre-paid telephone calling cards and stored value cards, such as gift cards and credit cards. In April 2002, AmeriPlast Manufacturing was sold to Signature Graphics, Inc., a privately held company. In June 2002 Signature Graphics, Inc., which had previously acquired all of the assets and liabilities of AmeriPlast Manufacturing, filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Middle District of Florida-Orlando Division. The proposed reorganization plan of Signature Graphics, Inc. was rejected, and was converted into a Chapter 7 Liquidation in March 2003. Mr. Smith subsequently filed for Chapter 7 Personal Bankruptcy on October 14, 2005. Such filing was caused by the fact that all of the assets, equipment, and machinery leases and mortgages of AmeriPlast Manufacturing were personally guaranteed by Mr. Smith. He was discharged from bankruptcy on April 4, 2006 by Judge Raymond B. Ray. In 2003, subsequent to the sale of Ameriplast Manufacturing, Mr. Smith formed and founded Advanced Imaging Systems, Inc., a privately held company. Advanced Imaging Systems’ business was similar to that of AmeriPlast Manufacturing, but on a smaller scale, though far more automated and sophisticated. The eventual goal of Advanced Imaging Systems was to concentrate strictly on manufacturing and developing secured credit cards, smart cards, and biometric cards. In the latter part of 2003, Advanced Imaging Systems was acquired by a publicly held company, A. M. S. Marketing, Inc., which company was subsequently renamed International Imaging Systems, Inc. Mr. Smith was the Chief Executive Officer of International Imaging Systems, Inc. until the company was sold to a private investment group in September 2006.

        Jeffrey M. Jagid has been a director since May 1, 2007. On January 11, 2010 he served as our President and Principal Executive Officer. Mr. Jagid resigned his positions with the Company upon IMS’ acquisition of a controlling interest in the Company. Mr. Jagid has been the Chairman of the Board of I.D. Systems, Inc., a provider of advanced wireless solutions for tracking and managing enterprise assets, since June 2001 and its Chief Executive Officer since June 2000. Prior thereto, he served as its Chief Operating Officer. Since he joined I.D. Systems, Inc. in 1995, Mr. Jagid also has served as a director as well as the I.D. Systems’ General Counsel. Mr. Jagid received a Bachelor of Business Administration from Emory University in 1991 and a Juris Doctor degree from the Benjamin N. Cardozo School of Law in 1994. Prior to joining I.D. Systems, Mr. Jagid was a corporate litigation associate at the law firm of Tannenbaum Helpern Syracuse & Hirschtritt LLP in New York City. He is a member of the Bar of the States of New York and New Jersey. Mr. Jagid is also a director of Coining Technologies, Inc. and sits on the executive committee of the NJ-PA Council of the AeA (formerly the American Electronics Association). I.D. Systems, Inc. trades on the Nasdaq Global Market under the ticker “IDSY.”

        Kevin Waldman joined our Board of Directors on June 12, 2007. On January 11, 2010 he served as our Secretary and Principal Financial Officer. Mr. Waldman resigned his positions with the Company upon IMS’ acquisition of a controlling interest in the Company. Mr. Waldman is a Managing Director of Veronis Suhler Stevenson (VSS”), a private equity firm that invests in buyout and structured capital funds in the media, communications, information and education industries in North America and Europe. Mr. Waldman has been with VSS since 1996, and has a broad range of experience with numerous sectors within the media and communications industries, including directory publishing, radio and television broadcasting, cable television, business information, marketing services, wireless communication towers and telecommunication services. Mr. Waldman has been active across a range of VSS portfolio companies, including ITN Networks, DOAR Communications Inc., Riviera Broadcast Group, GoldenState Towers, User-Friendly Phone Book, Birch Telecom, Broadcasting Partners Holdings, Spectrum Resources Towers and Triax Midwest Associates. Mr. Waldman currently serves as a member of the Board of ITN Networks, User-Friendly, DOAR Communications Inc. and Riveira Broadcast Group. He previously served as a member of the Boards of GoldenState Towers and ionex Telecommunications. Prior to joining VSS, Mr. Waldman worked at JP Morgan & Co. Mr. Waldman holds a Bachelor of Science degree from Syracuse University.

        Michael C. Keefe joined us on March 28, 2007 and served as our President, Chief Financial Officer and General Counsel from November 1, 2008 to November 19 2009. Upon joining us in March 2007, Mr. Keefe was our President of Legal and Business Affairs and became our Executive Vice President, General Counsel and Corporate Secretary in September 2007. Mr. Keefe became our Acting Chief Financial Officer on November 20, 2007. Prior to his employment with us, Mr. Keefe previously served in various legal roles with Lucent Technologies for ten years since its inception in 1996, including the last four as the Law Vice President, Corporate. Mr. Keefe was responsible for all legal aspects of SEC reporting and compliance, corporate governance, mergers and acquisitions, project and corporate finance and numerous other areas. Prior to Lucent Technologies, Mr. Keefe served in various legal roles with AT&T and was in private practice at the law firm McCarter & English, LLP. Mr. Keefe, a former Certified Public Accountant, began his career at Coopers & Lybrand, a predecessor firm to PricewaterhouseCoopers LLP. Mr. Keefe graduated from Seton Hall University School of Law and from Seton Hall University with a Bachelor of Science degree in Business Administration.

Changes in Directors and Executive Officers

        Effective November 19, 2009, Michael C. Keefe, previously our President, General Counsel and Chief Financial Officer, resigned from his positions with us. Effective January 11, 2010, Jeffrey M. Jagid and Kevin Waldman, previously members of our Board of Directors, resigned as directors and from all other positions they held with the Company. Our sole officer and director as of February 28, 2010 is C. Leo Smith.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors, executive officers and persons beneficially owning more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission and to provide us with initial reports of ownership, reports of changes in ownership and annual reports of ownership of our common stock and other equity securities. Based solely upon a review of such reports furnished to us by our directors, executive officers and 10% beneficial owners, we believe that all Section 16(a) reporting requirements were timely fulfilled during 2009.

Audit Committee Financial Expert

        The Company does not have presently an “audit committee financial expert”.

Item 11 – Executive Compensation

Compensation Tables

Summary Compensation Table

        The following table summarizes the total compensation awarded to our Chief Executive Officer, Chief Financial Officer and other named executive officers in 2009 and 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)(1)
Michael C. Keefe President, Chief Financial	2009	183,308	—	95,443	—	278,751
Officer and General Counsel	2008	240,000	—	190,494	—	430,494

(1)	Represents the expense to us pursuant to GAAP for the respective years for restricted stock granted to Mr. Keefe as long-term incentives pursuant to our 2006 Equity Incentive Plan. See notes to the financial statements in this Annual Report on Form 10-K for the assumptions used for valuing the expense under GAAP. The total number of shares of common stock awarded to Mr. Keefe as compensation for services as an executive officer was 125,000 shares.

Compensation Committee Interlocks and Insider Participation

       The Company does not have an independent Compensation Committee as its sole officer and director is C. Leo Smith. None of our executive officers currently served, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Compensation Committee.

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

The following table provides the compensation paid to our non-employee directors during the year ended December 31, 2009.

Director	Cash Compensation ($)	Option Awards($)1		Total Compensation($)
Jeffrey M. Jagid	—	62,757	(2)	62,757
Kevin Waldman	—	62,757	(2)	62,757

1.
Represents the expense to us pursuant to GAAP for the respective year for stock options granted as long-term incentives pursuant to the Company’s 2006 Equity Incentive Plan.  See the notes to the financial statements in this Annual Report on Form 10-K for the assumptions used for valuing the expense under GAAP.

Messrs. Jagid and Waldman each had awards of options to purchase 300,000 shares of our common stock outstanding as of December 31, 2009, of which 200,000 options were vested for each director.

Directors’ and Officers’ Insurance

        We currently maintain a directors’ and officers’ liability insurance policy that provides our directors and officers with liability coverage relating to certain potential liabilities.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information regarding the beneficial ownership of our common stock as of February 15, 2010 by:

        Each person known to be the beneficial owner of 5% or more of our outstanding common stock;

        Each of our executive officers named in the Summary Compensation Table;

        Each of our directors; and

        All of our executive officers and directors as a group.

        Beneficial ownership is determined in accordance with the rules of the SEC and is calculated based on shares of our common stock issued and outstanding on February 15, 2010. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options, warrants and/or convertible notes held by that person that are currently exercisable or convertible, as appropriate, or will become exercisable or convertible within 60 days of the reporting date are deemed outstanding, even if they have not actually been exercised or converted. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of February 15, 2010 we had 79,058,509 shares of common stock outstanding and 730,941 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible, subject to the condition set forth in the footnotes below, into 1,000 shares of common stock for an aggregate of 730,941,000 common shares upon conversion of all Series A Preferred Stock.

        Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares of common stock set forth opposite the stockholder’s name. The address of each stockholder is listed in the footnotes to the table. Unless otherwise indicated by footnote below, the Percent of Class information does not reflect the potential conversion of Series A Preferred Shares into common stock.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class
5% Stockholders
Insurance Marketing Solutions LLC (1)(7)	624,941,000	(1)	88.77	% (1)
Kurt Otto(6)	9,291,361		11.7%
Nadir Tavakoli and related entities(2)	8,400,000		10.5%
Atlas Master Fund, Ltd.(3)	6,998,315		8.7%
SOF Investments, L.P.(4)	5,850,000		7.2%
Knight Equity Markets, L.P. (5)	3,993,649		5.05%
Frost Corporate Services Inc. (8)	40,000,000	(8)	(8)
Anthony M. Collura (9)	8,000,000	(9)	(9)
Jacqueline Borer (10)	8,000,000	(10)	(10)

Named Executive Officers and Directors
C. Leo Smith (1)	624,941,000	(1)	88.77	%(1)
Jeffrey M. Jagid(7)	20,200,000	(11)	*
Kevin Waldman(7)	20,200,000	(12)	*
Michael C. Keefe(7)	10,125,000	(13)	*
All named executive officers and directors as a group (4 persons)	675,466,000	(14)	88.80%

*	Indicates less than 1% of common shares

(1)
Consists entirely of shares of the Company’s common stock issuable upon conversion of 624,941 Series A Preferred Stock. The shares are held of record by Insurance Marketing Solutions LLC, a Florida limited liability company, whose sole member is C. Leo Smith the Company’s sole officer and director. Accordingly, Mr. Smith, through his ownership of IMS, controls these shares. These shares are convertible immediately into shares of the Company’s common stock. The percent of class column gives effect to the future conversion of Series A Preferred Stock into common stock

(2)
The number of shares reflects shares held based on the records of the Company’s transfer agent and includes 4,168,000 held by Eagle Rock Institutional Partners LP, 2,416,000 shares by Eagle Rock Master Fund LP, and 616,000 shares by Mr. Nader Tavakoli. The number of shares also includes warrants, which can be exercised at any time at a price of $1.05 per share until their expiration date of August 6, 2012, as set forth in the Company’s warrant register for the following amounts: 684,000 warrants held by EagleRock Institutional Partners LP; 408,000 warrants held by EagleRock Master Fund, LP, and EagleRock Capital Partners Offshore Fund, Ltd.; and 108,000 warrants held by Mr. Tavakoli. EagleRock Capital Management, LLC, as the investment manager of EagleRock Master Fund and EagleRock Institutional Partners, has the sole power to vote and dispose of the shares and warrants held by these entities. In addition to the shares and warrants that Mr. Tavakoli holds directly, as the manager of EagleRock Capital Management, Mr. Tavakoli may direct the voting and disposition of the shares and warrants held by EagleRock Institutional Partners and EagleRock Master Fund. The address of each of Mr. Tavakoli and EagleRock Capital Management is 24 West 40th Street, 10th Floor, New York, NY 10018.

(3)
The number of shares includes 5,498,315 shares as set forth in records of the Company’s transfer agent and 1,500,000 warrants, which can be exercised at any time at a price of $1.05 per share until their expiration date of August 6, 2012, as set forth in the Company’s warrant register. Dmitry Balyasny in his capacity as partner to Balyasny Asset Management LP, the investment manager to Atlas Master Fund, Ltd., exercises voting and investment control over the securities owned by Atlas Master Fund, Ltd. The address is 181 West Madison, Suite 3600, Chicago IL 60602.

(4)
The number of shares includes 3,900,000 shares as set forth in records of the Company’s transfer agent and 1,950,000 warrants, which can be exercised at any time at a price of $1.05 per share until their expiration date of August 6, 2012, as set forth in the Company’s warrant register. MSD Capital, L.P. is the general partner of SOF Investments, L.P. and therefore may be deemed to be the indirect beneficial owner of the shares and warrants owned by SOF Investments, L.P. MSD Capital Management LLC is the general partner of MSD Capital, L.P. The address for these entities is c/o MSD Capital, L.P., 645 Fifth Avenue, 21st Floor, New York, NY 10022.

(5)
The number of shares shown are as set forth in a schedule 13G filed by Knight Equity Markets LP on February 11, 2010. The address set forth in the schedule 13G is 545 Washington Blvd. 3rd Floor, Jersey City, NJ 07310.

(6)	The number of shares is based upon the records of the Company’s stock transfer agent. The address is 25 Beacon Street Haworth, NJ 07641.

(7)	The address is c/o International Fight League, 980 N. Federal Highway, Suite 314 Boca Raton, FL 33432.

(8)
Consists entirely of shares of common stock issuable upon conversion of 40,000 shares of Series A Preferred Stock. The certificate for these shares contains a legend prohibiting the conversion of the shares of Series A Preferred Stock into shares of common stock until 61 days after the Company has sufficient authorized shares of common stock available for issuance upon conversion of all outstanding shares of Series A Preferred Stock. The percent of class column does not give effect to the future conversion of Series A Preferred Stock into common stock. The address is care of Eugene Kennedy Esq., 964 S.E. 9th Avenue, Pompano Beach, FL 33060.

(9)
Consists entirely of shares of common stock issuable upon conversion of 8,000 shares of Series A Preferred Stock. The certificate for these shares contain a legend prohibiting the conversion of the shares of Series A Preferred Stock into shares of common stock until 61 days after the Company has sufficient authorized shares of common stock available for issuance upon conversion of all outstanding shares of Series A Preferred Stock. The percent of class column does not give effect to the future conversion of Series A Preferred Stock into common stock The address is 629 Fifth Avenue Suite 300, Pelham NY 10803.

(10)
Consists entirely of shares of common stock issuable upon conversion of 8,000 shares of Series A Preferred Stock. The certificate for these shares contains a legend prohibiting the conversion of the shares of Series A Preferred Stock into shares of common stock until 61 days after the Company has sufficient authorized shares of common stock available for issuance upon conversion of all outstanding shares of Series A Preferred Stock. The percent of class column does not give effect to the future conversion of Series A Preferred Stock into common stock. The address is 2011 N. Ocean Boulevard, Unit 1005, Fort Lauderdale, FL 33305.

(11)
Reflects 200,000 common shares issuable pursuant to stock options owned by Mr. Jagid and 20,000,000 common shares issuable upon conversion of 20, 000 shares of Series A Preferred Stock. The certificate for shares of Series A Preferred Stock held by Mr. Jagid contains a legend prohibiting the conversion of the shares of Series A Preferred Stock into shares of common stock until 61 days after the Company has sufficient authorized shares of common stock available for issuance upon conversion of all outstanding shares of Series A Preferred Stock. The percent of class column does not give effect to the future conversion of Series A Preferred Stock into common stock.

(12)
Reflects 200,000 common shares issuable pursuant to stock options owned by Mr. Waldman and 20,000,000 common shares issuable upon conversion of 20, 000 shares of Series A Preferred Stock. The certificate for shares of Series A Preferred Stock held by Mr. , Waldman contains a legend prohibiting the conversion of the shares of Series A Preferred Stock into shares of common stock until 61 days after the Company has sufficient authorized shares of common stock available for issuance upon conversion of all outstanding shares of Series A Preferred Stock. The percent of class column does not give effect to the future conversion of Series A Preferred Stock into common stock.

(13)
Reflects 125,000 common shares and 10,000,000 common shares issuable upon conversion of 10, 000 shares of Series A Preferred Stock. The certificate for shares of Series A Preferred Stock held by Mr. Keefe contains a legend prohibiting the conversion of the shares of Series A Preferred Stock into shares of common stock until 61 days after the Company has sufficient authorized shares of common stock available for issuance upon conversion of all outstanding shares of Series A Preferred Stock. The percent of class column does not give effect to the future conversion of Series A Preferred Stock into common stock

(14)
Consists of 624,941,000 shares of common stock issuable upon conversion of 624,941 shares of Series A Preferred Stock by IMS, 125,000 shares of common stock owned by Mr. Keefe, common shares issuable pursuant to stock options owned by Messrs. Jagid and Waldman (200, 000 options owned by each of Messrs. Jagid and Waldman) and common shares issuable upon conversion of Series A Preferred Stock (20, 000 shares of Series A Preferred Stock owned by each of Messrs. Jagid and Waldman and 10,000 shares of Series A Preferred Stock owned by Mr. Keefe). The certificates for shares of Series A Preferred Stock held by Messrs. Jagid, Waldman and Keefe contain a legend prohibiting the conversion of their shares of Series A Preferred Stock into shares of common stock until 61 days after the Company has sufficient authorized shares of common stock available for issuance upon conversion of all outstanding shares of Series A Preferred Stock. The percent of class column does not give effect to the future conversion of Series A Preferred Stock into common stock by Messrs. Jagid, Waldman and Keefe.

Securities Authorized for Issuance Under Equity Compensation Plans

    The following table sets forth information as of December 31, 2009 with respect to our equity compensation plans, for which our common stock is authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	697,867	(1)	$4.71	(1)	4,122,596	(2)
Equity compensation plans not approved by security holders	—		—		—
Total	697,867	(1)	$4.71	(1)	4,122,596	(2)

(1)	Includes 651,619 shares subject to options outstanding under our 2006 Equity Incentive Plan having a weighted average exercise price of $0.58 per share, and 46,248 shares subject to options outstanding under our 1998 Equity Incentive Plan having a weighted average exercise price of $62.81 per share.

(2)	Represents 4,122,596 shares that remain available for issuance under our 2006 Equity Incentive Plan.

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

Director Independence and Board Committees

        The Company has no Board committees and presently has only one director, C. Leo Smith who also serves as the Company’s Principal Executive Officer and Principal Financial Officer.

Item 14—Principal Accounting Fees and Services

        Rothstein, Kass & Company, P.C., served as the Company’s independent public accountants for the years ended December 31, 2009 and 2008.

        During the last two years, Rothstein, Kass & Company, P.C., billed the Company the following fees for its services:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Audit Fees	$15,265	$86,250
Audit Related Fees	$—	$—
Tax Fees	$30,000	$60,000
All Other Fees	$—	$—

Total	$45,265	$146,250

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
Notes to the Financial Statements

        (b)           See Exhibit Index on page immediately following the signature pages of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL FIGHT LEAGUE, INC.

Date: April 13, 2010	By:	/s/ C. Leo Smith
C. Leo Smith, Principal Executive and Principal Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Leo Smith
C. Leo Smith	Principal Executive, Principal Financial Officer and Sole Director	April 13, 2010

EXHIBIT INDEX

Exhibit Number	Description

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

10.16*
Stock Purchase Agreement dated January 11, 2010, by and between International Fight League, Inc. and Insurance Marketing Solutions, LLC (incorporated by reference to 10.16  to the Current  Report on Form 8K  filed by the registrant on January 14 2010).

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

99.1	Disclosure Statement for IFL Corp.’s Plan of Liquidation. (incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 10-Q filed by the registrant on August 19 2009).

99.2
IFL Corp.’s Plan of Liquidation (attached as Exhibit A for IFL Corp.’s Disclosure Statement(incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 10-Q filed by the registrant on August 19 2009).

* Indicates management contract or compensatory plan or arrangement.

† Confidential treatment has been granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The omitted portions of this agreement have been separately filed with the Commission.