Form 10-Q
period 2010-03-31
International Fight League, Inc.
filed 2010-05-14
CIK 885475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM__________ to __________

Commission File Number: 000-21134

International Fight League, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2893483
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

980 N. Federal Highway, Suite 314
Boca Raton, Florida	33432
(Address of Principal Executive Offices)	(ZIP Code)

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
Yes  ☐       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.) (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒      No ☐

As of May 10, 2010, there were 79,058,509 shares of common stock, par value $0.01 per share, outstanding.

INTERNATIONAL FIGHT LEAGUE, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. International Fight League, Inc. (the “Registrant”, the “Company”, “IFL”,”IFLI”, “we”, “us”, or “our”) believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. The following condensed financial statements should be read in conjunction with the year-end financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year, or for any other period.

When we refer to our fiscal year in this report, we are referring to the fiscal year ended on December 31st of that year. Thus, we are currently operating in our fiscal 2010 year, which commenced on January 1, 2010. Unless the context expressly indicates a contrary intention, all references to years in this filing are to our fiscal years.

INTERNATIONAL FIGHT LEAGUE, INC.
CONDENSED BALANCE SHEETS

	MARCH 31, 2010	DECEMBER 31, 2009
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS:
Cash	$54,547	$24,699
Prepaid Expenses	116,985	122,303

TOTAL ASSETS	$171,532	$147,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILTIES:
Accounts Payable	$650	$750
Accrued Expenses and Other Current Liabilities	25,000	54,699

TOTAL CURRENT LIABILITIES	25,650	55,449

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred Stock, $.01 Par Value; 1,000,000 Shares Authorized; 730,941 Shares of Series A Convertible Preferred Stock Issued and Outstanding at March 31, 2010 and None Issued and Outstanding at December 31, 2009	7,309	—

Common Stock, $.01 Par Value; 150,000,000 Shares Authorized; 79,058,509 Shares Issued and Outstanding at March 31, 2010 and December 31, 2009, Respectively	790,562	790,562

Additional Paid-In Capital	36,523,908	36,431,218

Accumulated Deficit	(37,175,897)	(37,130,227)

TOTAL STOCKHOLDERS’ EQUITY	145,882	91,553

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$171,532	$147,002

The accompanying notes are an integral part of the condensed interim financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2010	2009

REVENUES	$—	$—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	45,656	46,937

STOCK-BASED COMPENSATION EXPENSE	—	127,156

OTHER INCOME (EXPENSES):
Losses from Equity Investee	—	(159,877)
Interest Expense	(15)	(180)
Interest Income	—	190

OTHER EXPENSES – NET	(15)	(159,867)

NET LOSS	$(45,671)	$(333,960)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	79,058,509	79,058,509

The accompanying notes are an integral part of the condensed interim financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(45,671)	$(333,960)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Losses from Equity Investee	—	159,877
Selling, General and Administrative Expenses Paid by Equity Investee	—	27,532
Depreciation and Amortization	—	290
Share-Based Compensation Expense	—	127,156
Changes in Operating Assets and Liabilities:
Prepaid Expenses	5,318	3,667
Accounts Payable	(100)	3,109
Accrued Expenses and Other Current Liabilities	(29,699)	(27,572)

NET CASH USED IN OPERATING ACTIVITIES	(70,152)	(39,901)

CASH PROVIDED BY FINANCING ACTIVITIES:
Sale of Series A Convertible Preferred Stock	100,000	—

NET INCREASE (DECREASE) IN CASH	29,848	(39,901)

CASH AT BEGINNING OF PERIOD	24,699	118,468

CASH AT END OF PERIOD	$54,547	$78,567

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period for Interest	$15	$180

The accompanying notes are an integral part of the condensed interim financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A      -      DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES –

Business:
International Fight League, Inc. (“Company”) was incorporated in the State of Delaware on May 8, 1992. The Company’s offices are located in Boca Raton, Florida.

Effective January 15, 2010, the Company completed the liquidation of its wholly- owned subsidiary in accordance with the terms of the subsidiary’s bankruptcy proceedings. The Company presently has no business operations.

Basis of Presentation:
The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. The condensed balance sheet as of December 31, 2009 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these condensed interim financial statements. The Company believes the disclosures presented are adequate to make the information not misleading.

These statements reflect all normal adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations expected for the full year ended December 31, 2010. These financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2009.

Going Concern:
The Company has suffered recurring losses, has no current revenue producing operations, and will continue to incur operating expenses in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is presently seeking acceptable merger or acquisition candidates. The accompanying condensed interim financial statements have been prepared on the basis of a going concern, and do not reflect any adjustments from an alternative assumption.

Use of Estimates:
The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from the estimates and assumptions used in preparing the financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A      -      BUSINESS AND ACCOUNTING POLICIES – (continued) -

Fair Value of Financial Instruments:
The carrying amounts of the Company’s financial assets and liabilities at March 31, 2010 and December 31, 2009 approximate fair value.

Equity Method:
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

Income Taxes:
Income taxes are determined based upon income and expenses recorded for financial reporting purposes. Deferred taxes are recorded for estimated future tax effects of differences between the basis of assets and liabilities for financial reporting and income tax purposes giving consideration to enacted tax laws. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Earnings (Loss) Per Share:
Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share are similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The potentially dilutive securities have been excluded from the calculation because their effect would be anti-dilutive.

Stock-Based Compensation:
We measure the cost of employee or service provider services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee or service provider is required to provide service in exchange for the reward.

The Company uses the Black-Scholes option pricing method to measure the fair value of options granted to employees and service providers.

INTERNATIONAL FIGHT LEAGUE, INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

NOTE B      -      PREPAID EXPENSES –

Prepaid expenses consist of officers’ and directors errors and omission insurance. Costs are amortized ratably over the respective terms of the policies using the straight line method.

NOTE C      -      INCOME TAXES –

At March 31 2010, the Company has a net operating loss carryforward of approximately $1.38 million. The ultimate utilization of the net operating loss resulting from the change in majority ownership, which has no effect on the condensed interim financial statements at March 31, 2010, has not been determined.

NOTE D      -      LOSS FROM EQUITY INVESTEE –

At March 31, 2009, the Company included $159,877 loss from operations of its previously consolidated subsidiary. The subsidiary was deconsolidated as a result of a loss of control in connection with the bankruptcy filing of the subsidiary.

NOTE E       -      SALE OF PREFERRED STOCK –

On January 11, 2010, the Company sold 730,941 shares of its Series A Convertible Preferred Stock (the “Preferred Stock”) to Insurance Marketing Solutions, LLC, a Florida limited liability corporation (“IMS”), pursuant to the terms of a stock purchase agreement (the “Agreement”). Mr. C. Leo Smith was then and is currently the sole and Managing Member of IMS, and is currently also the sole officer and director of the Company. Pursuant to the terms of the Agreement, IMS acquired the shares of Preferred Stock in consideration of $100,000.

Each share of Preferred Stock is convertible into 1,000 shares of the Company’s common stock (the “Common Stock”) and is entitled to 1,000 votes on all transactions submitted to the stockholders of the Company. In addition, in connection with any vote or written consent with respect to the election of directors of the Company, the holders of record of the shares of Preferred Stock, and as a separate class, are entitled to elect the majority of directors of the Company. Accordingly, the holders of Preferred Stock possess control over the Company.

In the event that all of the shares of Preferred Stock were to be converted into shares of Common Stock, the Company would be required to issue an additional 730,941,000 shares of Common Stock, if and when authorized.

INTERNATIONAL FIGHT LEAGUE, INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F      -      STOCK OPTIONS –

At January 1, 2010, the Company had 651,619 options outstanding to purchase common stock, relating to the previously adopted 2006 Equity Incentive Plan. All remaining options were cancelled during the three months ended March 31, 2010. In connection with grants of options issued under the Plan, compensation costs of $0 and $31,713 were charged against operations for the three months ended March 31, 2010 and 2009, respectively. On April 12, 2010, all outstanding stock options expired.

NOTE G      -      WARRANTS –

At March 31, 2010, the Company had 14,611,180 stock purchase warrants outstanding entitling holders to purchase the same number of common shares at prices from $.30 to $1.25 per share. All costs for the issuance of these warrants have been recognized in prior periods, therefore no charges were recognized during the three months ended March 31, 2010.

NOTE H      -      RESTRICTED STOCK –

The fair value of restricted stock awards is determined based upon the number of shares awarded and the quoted price of our common stock on the date of the grant. The fair value of the award is recognized as an expense over the service or investing period, net of forfeiture, using the straight-line method under GAAP. Because the Company does not have historical data on forfeitures and has made only one grant of restricted stock, forfeitures are calculated based upon the actual forfeitures, not estimates or assumptions. Compensation expense in connection with the restricted stock awards amounted to $0 and $95,433 for the three months ended March 31, 2010 and 2009, respectively.

All 125,000 shares of the previously issued award were vested at March 31, 2010.

NOTE I        -      SUBSEQUENT EVENTS –

The Company has evaluated the need to disclose events subsequent to the condensed interim balance sheet date through the filing date of this Form 10-Q and have no events to report.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

           The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and  our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In addition to historical information, this discussion and analysis contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance and the industries in which we operate as well as on our management’s assumptions. These forward-looking statements involve risks and uncertainties. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “objective,” “may,” “might,” “should,” “could,” “can,” “intend,” “expect,” “believe,” “estimate,” “predict,” “targets,” “goals,” “projects,” “seeks,” “potential,” “plan,” “is designed to,” or the negative of these and similar expressions identify forward-looking statements. While we believe our plans, intentions and expectations reflected in those forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. Other than as required by applicable securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under Item 1A,”Risk Factors,” and elsewhere  in our Annual Report on Form 10-K  for the year ended December 31, 2009 and elsewhere in this Quarterly Report on Form 10-Q,  .

Overview, Discontinued Operations and Sale of Assets

           Our former business was founded in 2005 to organize, host and promote live and televised professional mixed martial arts (“MMA”) sporting events under the name “International Fight League” or “IFL” and to capitalize on the growing popularity of MMA in the United States and around the world. In June 2008, we announced that our event scheduled for August 15, 2008 had been canceled, and on September 15, 2008, our wholly-owned subsidiary, “IFLC”, through which we conducted our operations and which held substantially all of our assets, voluntarily filed a petition for reorganization relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”). IFLC’s bankruptcy case is docketed as In re IFL Corp., Case No. 08-13589 (MG). On November 17, 2008, IFLC sold substantially all of its assets to HD Net LLC (“HD Net”) for $650,000 cash and the assumption by HD Net of certain obligations, pursuant to a sale under Section 363 of the Bankruptcy Code, which was approved by the Court on October 28, 2008.  On September 14, 2009, the Court entered an order (the “Confirmation Order”) confirming a plan of liquidation of IFLC (the “Plan”). Pursuant to the Plan, IFLC’s remaining assets were used to satisfy its creditors, and all of IFLI’s equity interests in IFLC were terminated with no payment to IFLI. The liquidation of IFLC was completed on January 15, 2010. In January 2010 we sold a controlling equity interest in us to Insurance Marketing Solutions LLC (“IMS”), a company owned by C. Leo Smith. Upon the closing of such sale, Mr. Smith became our sole officer and director. Mr. Smith, through IMS, possesses control over us and our future business.

           With the sale of substantially all of our assets to HD Net, the termination of our interests in IFLC, and with no active business operations or business assets, we became a “shell company” as defined by the rules of the SEC under the Securities Exchange Act of 1934. Our Board of Directors, on a time available basis, will search for, review and engage in due diligence for potential merger or acquisition proposals for which the Board of Directors would deem to be suitable acquisition candidates. To date, no such acquisition or merger proposal has been identified. If our Board of Directors is able to identify a potential merger or acquisition candidate, we cannot predict in what industry or business this candidate may operate.

           We will continue to incur ongoing losses, which, however, will be greatly reduced due to the inactive nature of our business. Nevertheless, losses will be incurred to pay ongoing reporting expenses, including for legal and accounting services, as necessary to maintain the Company as a public entity, as well as some other minimal operating expenses, while searching for merger or acquisition candidates.

           Due to the September 15, 2008 bankruptcy filing by IFLC, IFLC ceased being a consolidated subsidiary as of that date. As a result, our balance sheets as of December 31, 2009 and March 31, 2010 include only the assets and liabilities of International Fight League, Inc., the parent company, and our statement of operations for the three months ended March 31, 2010 excludes the results of operations of IFLC.

Results of Operations

           We had no income for the three months ended March 31, 2010 and a loss of $ 45,671, as compared to no income for the three months ended March 31, 2009 and a loss of $ 333,960. The decrease in the loss in the 2010 first quarter compared to the 2009 first quarter was due to the cessation of operations. Selling, general and administrative expenses were $45,656 and $ 46,937 for the three month periods ended March 31, 2010 and March 31, 2009, respectively. The reduction in selling, general and administrative expenses in the 2010 first quarter compared to the 2009 first quarter was attributable to the elimination of stock compensation expense and  restricted stock expense and the termination of the relationship with IFLC.

Liquidity, Capital Resources and Going Concern

           At March 31, 2010, our cash and cash equivalents were $54,547.

           Our Board of Directors, on a time available basis, is exploring options to realize value for our stockholders, which may include seeking a reverse merger transaction with a party having ongoing operations. We have no present avenues of financing, no source of revenues, and no present plans to obtain interim financing while continuing to explore our options.

           As a result of the foregoing, our lack of liquidity and funding sources pose a substantial risk to our ongoing viability. The condensed financial statements in this report have been prepared on an on-going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The forgoing conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

           As of March 31, 2010, we had no off-balance sheet arrangements.

Item 3 Quantitative and Qualitative Disclosure Regarding Market Risk

           Not Applicable

Item 4 Controls and Procedures

           Evaluation of Disclosure Controls and Procedures- The Company did not generate any revenues during the period covered by this Report. During the period from January 11, 2010 through the end of the period covered by this Report, the Company’s financial information was maintained by C. Leo Smith, its Chief Financial Officer and Chief Executive Officer. Mr. Smith has employed the services of accounting and legal professionals to assist him in this regard. The Company believes that it maintained disclosure controls and procedures that were designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to Mr. Smith,  the Company’s Chief Financial Officer and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15 (b) and 15d-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report.

           Changes in Internal Control Over Financial Reporting- There have been no changes in the Company’s internal controls or in other factors that have materially affected or are reasonably likely to materially affect our  internal controls over financial reporting  during the quarter covered by this Report, except that in connection with Mr. Smith assuming the positions of Chief Executive Officer and Chief Financial Officer of the Company, he directed the Company to employ the services of accounting and financial individuals to assist him in implementing internal controls over our financial reporting,. Under the supervision and with the participation of Mr. Smith, our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal controls over financial reporting  as required by Exchange Act Rule 13a-15 (d) and 15d-15(d) as of the end of the period covered by this report. Based on that evaluation, Mr. Smith has concluded that these internal controls over financial reporting are effective as of the end of the period covered by this report.

PART II-OTHER INFORMATION

Item 1 Legal Proceedings

           On September 15, 2008, our former wholly-owned subsidiary, IFLC, through which we previously conducted our operations, voluntarily filed a petition for reorganization relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. IFLC’s bankruptcy case is docketed as In re IFL Corp., Case No. 08-13589 (MG). On August 5, 2009, the Court approved a disclosure statement (the “Disclosure Statement”) filed by IFLC, which described its plan of liquidation (the “Plan”), which is attached to the Disclosure Statement. Pursuant to the Plan, IFLC’s remaining assets were used to satisfy its creditors, and IFLI’s equity interest in IFLC was terminated with no payment to IFLI. A hearing to confirm the Plan was held on September 14, 2009, at which time the Court confirmed the Plan. This resulted in termination of our interest in IFLC with no payment to us. The liquidation of IFLC was completed on January 15, 2010.

Item 1A Risk Factors

           There have been no material changes in the risk factors that were previously disclosed in Item 1A, “Risk Factors,” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

   No transactions occurred except those reported in the Company’s Current Report on Form 8-K filed on January 14, 2010, as amended.

Item 3 Defaults Upon Senior Securities

           None

Item 4 Submission of Matters to a Vote of Security Holders

           None

Item 5 Other Information

           None

Item 6 Exhibits

           See the Exhibit Index on page 17 for a description of the documents that are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL FIGHT LEAGUE, INC.

	By:	/c/ C. Leo Smith

C. Leo Smith, Principal Executive Officer and Principal Financial Officer

Date: May 14, 2010

EXHIBIT INDEX

Exhibits

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

311	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.