Form 10-Q
period 2010-06-30
IFLI Acquisition Corp.
filed 2010-08-09
CIK 885475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM__________ to __________

Commission File Number: 000-21134

International Fight League, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2893483
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

3960 N. Andrews Avenue
Oakland Park, Florida	33309
(Address of Principal Executive Offices)	(ZIP Code)

(561) 420-0577
(Registrant’s Telephone Number, including Area Code)

908 N. Federal Highway, Suite 314, Boca Raton, Florida 33432
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
Yes ☒ No ☐

As of August 1, 2010, there were 200,435 shares of common stock, par value $0.01 per share, outstanding.

International Fight League, Inc.

PART 1 – FINANCIAL INFORMATION

Item 1 Financial Statements

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. International Fight League, Inc. (the “Registrant”, the “Company”, “IFL”, “IFLI”, “we”, “us”, or “our”) believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. The following condensed financial statements should be read in conjunction with the year-end financial statements and notes thereto included in our annual Report on Form 10-K for the year ended December 31, 2009.

The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year, or for any other period.

When we refer to our fiscal year in this report, we are referring to the fiscal year ended December 31st of that year. Thus, we are currently operating in our fiscal 2010 year, which commenced on January 1, 2010. Unless the context expressly indicates a contrary intention, all references to years in this filing are to our fiscal years.

INTERNATIONAL FIGHT LEAGUE, INC.

CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2010

INTERNATIONAL FIGHT LEAGUE, INC.
CONDENSED BALANCE SHEETS

	JUNE 30, 2010	DECEMBER 31, 2009
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$26,057	$24,699
Prepaid Expenses	111,668	122,303

TOTAL ASSETS	$137,725	$147,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILTIES:
Accounts Payable	$—	$750
Accrued Expenses and Other Current Liabilities	20,000	54,699

TOTAL CURRENT LIABILITIES	20,000	55,449

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 Par Value; 1,000,000 Shares Authorized; 730,941 Shares of Series A Convertible Preferred Stock Issued and Outstanding at June 30, 2010 and None Issued and Outstanding at December 31, 2009, Respectively	7,309	—

Common Stock, $.01 Par Value; 150,000,000 Shares Authorized; 200,435 Shares Issued and Outstanding at June 30, 2010 and December 31, 2009, Respectively	2,004	2,004

Additional Paid-In Capital	37,312,467	37,219,776

Accumulated Deficit	(37,204,055)	(37,130,227)

TOTAL STOCKHOLDERS’ EQUITY	117,725	91,553

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,725	$147,002

The accompanying notes are an integral part of the condensed interim financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
REVENUES	$—	$—	$—		$—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	28,162	18,419	73,818		65,356

STOCK-BASED COMPENSATION EXPENSE	—	31,379	—		158,535

OTHER INCOME (EXPENSES):
Losses from Equity Investee	—	(131,073)			(290,950)
Interest Expense	—	—	(15)		(180)
Interest Income	5	57	5		247
TOTAL OTHER INCOME (EXPENSES) – NET	5	(131,016)	(10)		(290,883)

NET LOSS	(28,157)	(180,814)	(73,828)		(514,774)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.14)	$(0.90)	$(0.37)	$	(2.57)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	200,435	200,435	200,435		200,435

The accompanying notes are an integral part of the condensed interim financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(73,828)	$(514,774)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Losses from Equity Investee	—	290,950
Selling, General and Administrative Expenses Paid by Equity Investee	—	43,716
Depreciation and Amortization	—	525
Share-Based Compensation Expense	—	158,535
Changes in Operating Assets and Liabilities:
Prepaid Expenses	10,635	9,047
Accounts Payable	(750)	10,910
Accrued Expenses and Other Current Liabilities	(34,699)	(29,658)

NET CASH USED IN OPERATING ACTIVITIES	(98,642)	(30,749)

CASH PROVIDED BY FINANCING ACTIVITIES:
Sale of Series A Convertible Preferred Stock	100,000	—

NET INCREASE (DECREASE) IN CASH	1,358	(30,749)

CASH AT BEGINNING OF PERIOD	24,699	118,468

CASH AT END OF PERIOD	$26,057	$87,719

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period for Interest	$15	$180

The accompanying notes are an integral part of the condensed interim financial statements.

INTERNATIONAL FIGHT LEAGUE, INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A -	DESCRIPTION OF BUSINESS AND SUMMARY OF SELECTED ACCOUNTING POLICIES –

Business:
International Fight League, Inc. (“Company”) was incorporated in the State of Delaware on May 8, 1992. The Company’s offices are located in Oakland Park, Florida.

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

These interim financial statements reflect all normal adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations expected for the full year ended December 31, 2010. These financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2009.

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

Fair Value of Assets and Liabilities:
The carrying amounts of the Company’s assets and liabilities at June 30, 2010 and December 31, 2009 approximate fair value.

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

At June 30 2010, the Company has a net operating loss carry-forward of approximately $1.38 million. The ultimate utilization of the net operating loss resulting from the change in majority ownership, which has no effect on the condensed interim financial statements at June 30, 2010, has not been determined.

NOTE D -	LOSS FROM EQUITY INVESTEE –

At June 30, 2009, the Company included $290,950 loss from operations of its previously consolidated subsidiary. The subsidiary was deconsolidated as a result of a loss of control in connection with the bankruptcy filing of the subsidiary.

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

Each share of Preferred Stock is convertible into 2.5 shares of the Company’s common stock (the “Common Stock”) and is entitled to 2.5 votes on all transactions submitted to the stockholders of the Company. In addition, in connection with any vote or written consent with respect to the election of directors of the Company, the holders of record of the shares of Preferred Stock, and as a separate class, are entitled to elect the majority of directors of the Company. Accordingly, the holders of Preferred Stock possess control over the Company.

In the event that all of the shares of Preferred Stock were to be converted into shares of Common Stock, the Company would be required to issue an additional 1,827,353 shares of Common Stock.

INTERNATIONAL FIGHT LEAGUE, INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F -	STOCK OPTIONS –

At January 1, 2010, the Company had 651,619 options outstanding to purchase common stock, relating to the previously adopted 2006 Equity Incentive Plan. All remaining options were cancelled during the three months ended March 31, 2010.  In connection with grants of options issued under the Plan, compensation costs of $0 and $63,092 were charged against operations for the six months ended June 30, 2010 and 2009, respectively. On April 12, 2010, all outstanding stock options expired.

NOTE G -	WARRANTS –

At June 30, 2010, the Company had 36,528 stock purchase warrants outstanding entitling holders to purchase the same number of common shares at prices from $120.00 to $500.00 per share. All costs for the issuance of these warrants have been recognized in prior periods therefore no charges were recognized during the six months ended June 30, 2010.

NOTE H -	RESTRICTED STOCK –

The fair value of restricted stock awards is determined based upon the number of shares awarded and the quoted price of our common stock on the date of the grant.  The fair value of the award is recognized as an expense over the service or investing period, net of forfeiture, using the straight-line method under GAAP. Because the Company does not have historical data on forfeitures and has made only one grant of restricted stock, forfeitures are calculated based upon the actual forfeitures, not estimates or assumptions.  Compensation expense in connection with the restricted stock awards amounted to $0 and $95,443 for the six months ended June 30, 2010 and 2009, respectively.

All 125,000 shares of the previously issued award were vested at June 30, 2010.

NOTE I -	SUBSEQUENT EVENTS –

On July 8, 2010 the Company amended and restated its Certificate of Incorporation to (a) effect a one (1) for four hundred (400) reverse split of the outstanding shares of Common Stock and (b) decrease the authorized shares of Common Stock from 150,000,000 to 75,000,000 shares, par value $.01 per share and (c) increase the authorized shares of Preferred Stock from 1,000,000 shares to 5,000,000 shares, par value $.01 per share and (d) change the name of the Company to “IFLI Acquisition Corp.” Each four hundred (400) shares of Common Stock outstanding at 4:00 P.M. EDT on June 30, 2010 are deemed to be one (1) share of Common Stock of the Company. Fractional shares have been rounded up to the next whole share. All share and per share amounts have been restated to reflect the above referenced actions.

Management has evaluated the adequacy of the financial statement disclosures subsequent to the condensed interim balance sheet date through the filing date of this report and have no additional events to report.

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

Overview, Discontinued Operations and Sale of Assets

Our former business was founded in 2005 to organize, host and promote live and televised professional mixed martial arts (“MMA”) sporting events under the name “International Fight League” or “IFL” and to capitalize on the growing popularity of MMA in the United States and around the world. In June 2008, we announced that our event scheduled for August 15, 2008 had been canceled, and on September 15, 2008, our wholly-owned subsidiary, “IFLC”, through which we conducted our operations and which held substantially all of our assets, voluntarily filed a petition for reorganization relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”). IFLC’s bankruptcy case is docketed as In re IFL Corp., Case No. 08-13589 (MG). On November 17, 2008, IFLC sold substantially all of its assets to HD Net LLC (“HD Net”) for $650,000 cash and the assumption by HD Net of certain obligations, pursuant to a sale under Section 363 of the Bankruptcy Code, which was approved by the Court on October 28, 2008. On September 14, 2009, the Court entered an order (the “Confirmation Order”) confirming a plan of liquidation of IFLC (the “Plan”). Pursuant to the Plan, IFLC’s remaining assets were used to satisfy its creditors, and all of IFLI’s equity interests in IFLC were terminated with no payment to IFLI. The liquidation of IFLC was completed on January 15, 2010. In January 2010 we sold a controlling equity interest in us to Insurance Marketing Solutions, LLC (“IMS”), a company owned by C. Leo Smith. Upon the closing of such sale, Mr. Smith became our sole officer and director. Mr. Smith, through IMS, possesses control over us and our future business.

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

Due to the September 15, 2008 bankruptcy filing by IFLC, IFLC ceased being a consolidated subsidiary as of that date. As a result, our balance sheets as of December 31, 2009 and June 30, 2010 include only the assets and liabilities of International Fight League, Inc., the parent company, and our statements of operations for the three months and six months ended June 30, 2010 exclude the results of operations of IFLC.

On July 8, 2010, we amended and restated our Certificate of Incorporation (a) to effect a one (1) for four hundred (400) reverse split of our outstanding shares of Common Stock on such date; and (b) to decrease our total authorized capital shares to 80,000,000 shares, of which 75,000,000 shares are classified as Common Stock, par value $.01 per share, and 5,000,000 shares are classified as Preferred Stock, par value $.01 per share, and (c) to change the name of the Company to “IFLI Acquisition Corp.” We amended our Certificate of Incorporation accordingly.

Results of Operations

We had no income for the three months ended June 30, 2010 and a loss of $28,157, as compared to no income for the three months ended June 30, 2009 and a loss of $180,814. The decrease in the loss in the 2010 second quarter compared to the 2009 second quarter was due to the cessation of operations. Selling, general and administrative expenses were $28,162 and $18,419 for the three month periods ended June 30, 2010 and June 30, 2009, respectively. The reduction in selling, general and administrative expenses in the 2010 second quarter compared to the 2009 second quarter was attributable to the elimination of stock compensation expense and restricted stock expense and the termination of the relationship with IFLC.

We had no income for the six months ended June 30, 2010 and a loss of $73,828, as compared to no income for the six months ended June 30, 2009 and a loss of $514,774. The decrease in the loss in the 2010 six month period compared to the 2009 six month period was due to a cessation of operations. Selling, general and administrative expenses were $73,818 and $65,356 for the six month periods ended June 30, 2010 and June 30, 2009, respectively. The reduction in selling, general and administrative expenses in the 2010 six month period compared to the 2009 six month period was attributable to the elimination of stock compensation expense and restricted stock expense and the termination of the relationship with IFLC.

Liquidity, Capital Resources and Going Concern

At June 30, 2010, our cash and cash equivalents were $26,057.

Our Board of Directors, on a time available basis, is exploring options to realize value for our stockholders, which may include seeking a reverse merger transaction with a party having ongoing operations. We have no present avenues of financing, no source of revenues, and no present plans to obtain interim financing while continuing to explore our options.

As a result of the foregoing, our lack of liquidity and funding sources poses a substantial risk to our ongoing viability. The condensed financial statements in this report have been prepared on an on-going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The forgoing conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting- There have been no changes in the Company’s internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during the quarter covered by this Report. During the prior quarter, when Mr. Smith assumed the positions of Chief Executive Officer and Chief Financial Officer of the Company, he directed the Company to employ the services of accounting and financial individuals to assist him in implementing internal controls over our financial reporting. Under the supervision and with the participation of Mr. Smith, our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal controls over financial reporting as required by Exchange Act Rule 13a-15 (d) and 15d-15(d) as of the end of the period covered by this report. Based on that evaluation, Mr. Smith has concluded that these internal controls over financial reporting are effective as of the end of the period covered by this report.

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

Item 3 Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

None

Item 5 Other Information

None

Item 6 Exhibits

See the Exhibit Index on page 8 for a description of the documents that are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Fight League, Inc.

	By:	/s/ C. Leo Smith
C. Leo Smith, Principal Executive Officer and Principal Financial Officer

Date: August 6, 2010

EXHIBIT INDEX

Exhibits

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002