Form 10-Q
period 2010-09-30
IFLI Acquisition Corp.
filed 2010-11-02
CIK 885475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM__________ to __________

Commission File Number: 000-21134

IFLI Acquisition Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2893483
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

3960 N. Andrews Avenue
Oakland Park, Florida	33309
(Address of Principal Executive Offices)	(ZIP Code)

(561) 420-0577
(Registrant’s Telephone Number, including Area Code)

International Fight League, Inc.
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
Yes ☒  No ☐

As of November 1, 2010, there were 1,932,788 shares of Common Stock, par value $0.01 per share, outstanding.

IFLI Acquisition Corp.
(Formerly International Fight League, Inc)
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2010

Item 1 Financial Statements

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. IFLI Acquisition Corp. (the “Registrant”, the “Company”, “IFL”, “IFLI”, “we”, “us”, or “our”) believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. The following condensed financial statements should be read in conjunction with the year-end financial statements and notes thereto included in our annual Report on Form 10-K for the year ended December 31, 2009.

The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year, or for any other period.

When we refer to our fiscal year in this report, we are referring to the fiscal year ended December 31 of that year. Thus, we are currently operating in our fiscal 2010 year, which commenced on January 1, 2010. Unless the context expressly indicates a contrary intention, all references to years in this filing are to our fiscal years.

IFLI Acquisition Corp.
(Formerly International Fight League, Inc)
CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2010	DECEMBER 31, 2009
	(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash	$10,836	$24,699
Prepaid Expenses	106,350	122,303

TOTAL ASSETS	$117,186	$147,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILTIES:
Accounts Payable	$—	$750
Accrued Expenses and Other Current Liabilities	25,000	54,699

TOTAL CURRENT LIABILITIES	25,000	55,449

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 Par Value; 5,000,000 Shares Authorized; 38,000 Shares of Series A Convertible Preferred Stock Issued and Outstanding at September 30, 2010 and None Issued and Outstanding at December 31, 2009	380	—

Common Stock, $.01 Par Value; 75,000,000 Shares Authorized; 1,932,788 Shares Issued and Outstanding at September 30, 2010 and 200,435 Shares Issued and Outstanding at December 31, 2009	19,328	2,004

Additional Paid-In Capital	37,302,071	37,219,776

Accumulated Deficit	(37,229,593)	(37,130,227)

TOTAL STOCKHOLDERS’ EQUITY	92,186	91,553

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,186	$147,002

The accompanying notes are an integral part of the condensed interim financial statements.

IFLI Acquisition Corp.
(Formerly International Fight League, Inc)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
REVENUES	$—	$—	$—	$—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	25,542	30,220	99,359	95,576

STOCK-BASED COMPENSATION EXPENSE	—	31,723	—	190,258

OTHER INCOME (EXPENSES):
Losses from Equity Investee	—	(108,856)		(399,806)
Gain on termination of interest in Equity Investee	—	926,451	(15)	926,451
Interest Expense	—	(28)	(15)	(208)
Interest Income	3	6	8	254
TOTAL OTHER INCOME (EXPENSES) – NET	3	817,573	(7)	526.691

NET INCOME (LOSS)	(25,539)	755,630	(99,366)	240,857

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$3.77	$(0.05)	$1.20

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	1,085,844	200,435	498,815	200,435

The accompanying notes are an integral part of the condensed interim financial statements.

IFLI Acquisition Corp.
(Formerly International Fight League, Inc)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(99,366)	$240,857
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Losses from Equity Investee	—	399,806
Selling, General and Administrative Expenses Paid by Equity Investee	—	59,900
Gain on termination of interest in Equity Investee	—	(926,451)
Depreciation and Amortization	—	760
Loss on disposal of property and equipment	—	380
Share-Based Compensation Expense	—	190,258
Changes in Operating Assets and Liabilities:
Prepaid Expenses	15,952	14,231
Accounts Payable	(750)	6,760
Accrued Expenses and Other Current Liabilities	(29,699)	(31,228)

NET CASH USED IN OPERATING ACTIVITIES	(113,863)	(44,727)

CASH PROVIDED BY FINANCING ACTIVITIES:
Sale of Series A Convertible Preferred Stock	100,000	—

NET DECREASE IN CASH	(13,863)	(44,727)

CASH AT BEGINNING OF PERIOD	24,699	118,468

CASH AT END OF PERIOD	$10,836	$73,741

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period for Interest	$15	$208

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Conversion of Preferred Stock to Common Stock	$17,324	$—

The accompanying notes are an integral part of the condensed interim financial statements.

IFLI ACQUISITION CORP.
(FORMERLY INTERNATIONAL FIGHT LEAGUE, INC)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A -	DESCRIPTION OF BUSINESS AND SUMMARY OF SELECTED ACCOUNTING POLICIES -

Description of Business:
IFLI Acquisition Corp., formerly International Fight League, Inc., (“Company”) was incorporated in the State of Delaware on May 8, 1992. The Company’s offices are located in Oakland Park, Florida.

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

These interim financial statements reflect all normal adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations expected for the full year ended December 31, 2010. These financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2009.

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

Fair Value of Assets and Liabilities:
The carrying amounts of the Company’s assets and liabilities at September 30, 2010 and December 31, 2009 approximate fair value.

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

IFLI ACQUISITION CORP.
(FORMERLY INTERNATIONAL FIGHT LEAGUE, INC)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

NOTE B -	PREPAID EXPENSES –

Prepaid expenses consist of officers’ and directors’ errors and omission insurance. Costs are amortized ratably over the respective terms of the policies using the straight line method.

NOTE C -	INCOME TAXES –

At September 30 2010, the Company has a net operating loss carry-forward of approximately $1.38 million. The ultimate utilization of the net operating loss resulting from the change in majority ownership, which has no effect on the condensed interim financial statements at September 30, 2010, has not been determined.

NOTE D -	LOSS FROM EQUITY INVESTEE –

At September 30, 2009, the Company included $399,806 loss from operations of its previously consolidated subsidiary. The subsidiary was deconsolidated as a result of a loss of control in connection with the bankruptcy filing of the subsidiary.

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

During August and September 2010, 672,941 outstanding shares of the Company’s Series ‘A’ Convertible Preferred Stock, $.01 par value, were converted by shareholders into 1,682,353 post one (1) for four hundred (400) reverse split shares of the Company’s Common Stock, $.01 par value.

At September 30, 2010, 38,000 shares of Preferred Stock were issued and outstanding. In the event that all of these shares of Preferred Stock were to be converted into shares of Common Stock, the Company would be required to issue an additional 95,000 shares of Common Stock.

NOTE F -	REVERSE STOCK SPLIT –

On July 8, 2010, the Company amended and restated its Certificate of Incorporation to (a) effect a one (1) for four hundred (400) reverse split of the outstanding shares of Common Stock, and (b) decrease the authorized shares of Common Stock from 150,000,000 shares to 75,000,000 shares, par value $.01 per share, and (c) increase the authorized shares of Preferred Stock from 1,000,000 shares to 5,000,000 shares, par value $.01 per share, and (d) change the name of the Company to “IFLI Acquisition Corp.” Each four hundred (400) shares of Common Stock outstanding at 4:00 P.M. EDT on June 30, 2010 are deemed to be one (1) share of Common Stock of the Company. Fractional shares have been rounded up to the next whole share. All share and per share amounts have been restated to reflect the above referenced actions.

IFLI ACQUISITION CORP.
(FORMERLY INTERNATIONAL FIGHT LEAGUE, INC)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G -	STOCK OPTIONS –

At January 1, 2010, the Company had 651,619 options outstanding to purchase common stock, relating to the previously adopted 2006 Equity Incentive Plan. All remaining options were cancelled during the three months ended March 31, 2010. In connection with grants of options issued under the Plan, compensation costs of $0 and $94,815 were charged against operations for the nine months ended September 30, 2010 and 2009, respectively. On April 12, 2010, all outstanding stock options expired.

NOTE H -	WARRANTS –

At September 30, 2010, the Company had 36,528 stock purchase warrants outstanding entitling holders to purchase the same number of shares of Common Stock at prices from $120.00 to $500.00 per share. All costs for the issuance of these warrants have been recognized in prior periods therefore no charges were recognized during the nine months ended September 30, 2010.

NOTE I -	RESTRICTED STOCK –

The fair value of restricted stock awards is determined based upon the number of shares awarded and the quoted price of our common stock on the date of the grant. The fair value of the award is recognized as an expense over the service or investing period, net of forfeiture, using the straight-line method under GAAP. Because the Company does not have historical data on forfeitures and has made only one grant of restricted stock, forfeitures are calculated based upon the actual forfeitures, not estimates or assumptions. Compensation expense in connection with the restricted stock awards amounted to $0 and $95,443 for the nine months ended September 30, 2010 and 2009, respectively.

All 125,000 shares of the previously issued award were vested at September 30, 2010.

NOTE J	SUBSEQUENT EVENTS –

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

Due to the September 15, 2008 bankruptcy filing by IFLC, IFLC ceased being a consolidated subsidiary as of that date. As a result, our balance sheets as of December 31, 2009 and September 30, 2010 include only the assets and liabilities of IFLI Acquisition Corp., the parent company, and our statements of operations for the three months and nine months ended September 30, 2010 exclude the results of operations of IFLC.

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

Results of Operations

We had no revenue for the three months ended September 30, 2010 and a loss of $25,539, as compared to no revenue for the three months ended September 30, 2009 and a gain of $755,630. The loss in the 2010 third quarter compared to the gain in the 2009 third quarter was due to the $926,451 gain from the cessation of operations during the 2009 third quarter. Selling, general and administrative expenses were $25,542 and $30,220 for the three month periods ended September 30, 2010 and September 30, 2009, respectively. The reduction in selling, general and administrative expenses in the 2010 third quarter compared to the 2009 third quarter was attributable to a reduction in professional fees.

We had no revenue for the nine months ended September 30, 2010 and a loss of $99,366, as compared to no revenue for the nine months ended September 30, 2009 and a gain of $240,857. The loss in the 2010 nine month period compared to the gain in the 2009 nine month period was due to the $926,451 gain from the cessation of operations during the 2009 third quarter. Selling, general and administrative expenses were $99,359 and $95,576 for the nine month periods ended September 30, 2010 and September 30, 2009, respectively. The increase in selling, general and administrative expenses in the 2010 nine month period compared to the 2009 nine month period was attributable to increased legal fees in 2010 and the elimination of tax reserves in 2009.

Liquidity, Capital Resources and Going Concern

At September 30, 2010, our cash and cash equivalents were $10,836.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements.

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

Changes in Internal Controls Over Financial Reporting- There have been no changes in the Company’s internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during the quarter covered by this Report. During the first quarter, when Mr. Smith assumed the positions of Chief Executive Officer and Chief Financial Officer of the Company, he directed the Company to employ the services of accounting and financial individuals to assist him in implementing internal controls over our financial reporting. Under the supervision and with the participation of Mr. Smith, our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal controls over financial reporting as required by Exchange Act Rule 13a-15 (d) and 15d-15(d) as of the end of the period covered by this report. Based on that evaluation, Mr. Smith has concluded that these internal controls over financial reporting are effective as of the end of the period covered by this report.

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

During August and September 2010, 672,941 outstanding shares of the Company’s Series ‘A’ Convertible Preferred Stock, $ .01 par value, were converted by shareholders into 1,682,353 post one (1) for four hundred (400) reverse split shares of the Company’s Common Stock, $ .01 par value.

Item 3 Defaults upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

None

Item 5 Other Information

None

Item 6 Exhibits

See the Exhibit Index on the following page for a description of the documents that are filed as Exhibits to this Quarterly Report on Form 10-Q, or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IFLI Acquisition Corp.

	By:	/s/ C. Leo Smith
C. Leo Smith, Principal Executive Officer and Principal Financial Officer

Date: November 1, 2010

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