Form 10-K
period 2010-12-31
IFLI Acquisition Corp.
filed 2011-03-30
CIK 885475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2010

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-21134

IFLI Acquisition Corp.
(Exact Name of Registrant as specified in its Charter)

Delaware	04-2893483
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3960 N. Andrews Avenue, Oakland Park, FL	33309
(Address of Principal Executive Offices)	(ZIP Code)

(561) 420-05677
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $ .01 Par Value
Title of Class

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
(Not Applicable) Yes ☐ No ☐

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
Yes ☑ No ☐

As of March 29, 2011, the aggregate market value of the registrant’s common equity held by non-affiliates of the registrant, was approximately $ 940,087 (based on the last sale price of such stock on such date as reported by the OTC Bulletin Board and assuming, for the purpose of this calculation only, that all of the registrant’s directors, executive officers and 5% or greater stockholders listed in Item 12 of this report were affiliates).

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of March 29, 2011 was 1,982,788.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Schedule 14C Information Statement, filed and mailed to shareholders on June 14, 2010, is incorporated by reference in Item 5- Related Stockholder Matters of this Annual Report on Form 10-K, reporting:(a) reverse split of our Common Stock on the basis of one (1) post-split share for four hundred (400) pre-split shares; (b) decrease of the number of shares of capital stock the Company is authorized to issue post-reverse split from 151,000,000 shares to 80,000,000, and (c) change of the Company’s name to “IFLI Acquisition Corp.” on July 8, 2010.

PART I

Item 1 – Business

Cautionary Note Regarding Forward-Looking Statements

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

On November 17, 2008, IFLC sold substantially all of its assets to HD Net LLC (“HD Net”) for $650,000 in cash plus the assumption of certain of IFLC’s obligations, pursuant to a sale under Section 363 of the Bankruptcy Code which was approved by the Court on October 28, 2008. In connection with the sale of substantially all of our assets to HD Net, the assets sold included the name “International Fight League,” our corporate name. We have an agreement with HD Net which permits us to use “International Fight League” for general corporate purposes until the earlier of (a) two years or (b) becoming involved in any active trade or business (other than the use of the name for general corporate purposes).

On August 5, 2009, the Court approved a disclosure statement (the “Disclosure Statement”) filed by IFLC, which described its plan of liquidation (the “Plan”), which is attached to the Disclosure Statement. Pursuant to the Plan, IFLC’s remaining assets will be used to satisfy its creditors, and our equity interest in IFLC will be terminated with no payment. A hearing to confirm the Plan was held on September 14, 2009, at which time the Court confirmed the Plan. This resulted in termination of our interest in IFLC with no payment to us. The liquidation of IFLC was completed on January 15, 2010. After confirmation of the Plan and the sale to HD Net, we had no ongoing business operations.

On July 8, 2010, we amended and restated our Certificate of Incorporation (a) to effect a one (1) for four hundred (400) reverse split of our outstanding shares of common Stock on such date; and (b) to decrease our total authorized capital shares to 80,000,000 shares, of which 75,000,000 shares are classified as Common Stock, par value $ .01 per share, and 5,000,000 shares are classified as Preferred Stock, par value $ .01 per share; and (c) to change the name of the Company to “IFLI Acquisition Corp.”. All of the share and per share amounts discussed in this Annual Report on Form 10-K have been adjusted to reflect the effect of the reverse split.

At the beginning of 2010 our officers were Jeffrey Jagid, President and Secretary, and Kevin Waldman, Vice President. Our Board of Directors at the beginning of 2010 consisted of Mr. Jagid and Mr. Waldman. Messrs. Jagid and Waldman resigned their respective positions as members of the Board of Directors and as officers simultaneously with the sale of a controlling equity interest in us to Insurance Marketing Solutions, LLC (“IMS”), a company owned by C. Leo Smith. Upon the closing of that sale, Mr. Smith became our sole officer and director. Mr. Smith, through IMS, has control over us and our future business.

Current Plans

Since we are a company with no or nominal operations, and have no or nominal assets or assets other than cash, we are considered a “shell company” pursuant to Rule 405 of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act,”). Mr. Smith, as the sole member of the Board of Directors, on a time available basis, searches for, and will review and engage in due diligence for potential merger or acquisition candidates. To date, no suitable acquisition or merger candidate has been identified. If Mr. Smith is able to identify suitable potential merger or acquisition candidates, we cannot predict in what industry or business those candidates may operate.

We continue to incur ongoing losses, although they have been greatly reduced due to the lack of business operations following the sale of our assets to HD Net and the termination of our interest in IFLC. However, losses are incurred to pay ongoing reporting expenses, including legal and accounting expenses, as necessary to maintain the Company as a public entity, as well as some minimal operating expenses in connection with our search for suitable merger or acquisition candidates. We will not restrict potential candidate target companies to any specific business, industry or geographical location and, thus, we may acquire any type of business.

The analysis of business opportunities will be undertaken by or under the supervision of C. Leo Smith, the sole officer and director of the Company. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, the Company may consider the following kinds of factors:

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

In the case of an acquisition, the transaction may be accomplished upon the sole determination of Mr. Smith without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to secure stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and may also give rise to appraisal rights of dissenting stockholders, if any. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities, and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred prior to that decision might not be recoverable. Furthermore, even if an agreement is reached for our participation in a specific business opportunity, failure to consummate the proposed transaction may result in complete loss by the Company of the related costs incurred.

Liquidity and Capital Requirements

At December 31, 2010, our cash was approximately $ 151. On March 29, 2011, we had approximately $17,000 (unaudited) in available cash. We have no present avenues of financing, no source of revenues and no present plans to obtain interim financing while continuing to explore our options. Mr. Smith may lend the Company funds in the future in order to continue its operations, but he is under no obligation to do so.

Recent Corporate History

From 2001 until the Merger (described immediately below), we had been engaged in seeking business opportunities to maximize value for our stockholders.

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

Immediately prior to the Merger, we completed a one (1) for twenty (20) reverse split of our common stock (the “Reverse Stock Split”). Upon the closing of the Merger, all of the pre-Merger Paligent and IFLC directors became our directors. As part of the Merger, we also adopted the International Fight League, Inc. 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) under which all of the options to purchase shares of common stock of IFLC outstanding prior to the Merger were converted into options to purchase shares of common stock of IFLI.

As a result of the Merger, the former stockholders of IFLC became holders of our common stock, and holders of IFLC options became holders of options to acquire shares of our common stock. We issued 77,180 shares of our common stock to the former stockholders of IFLC in exchange for all of the issued and outstanding shares of IFLC. We also exchanged, as part of the Merger, options to purchase 4,662 shares of IFLC common stock for options to purchase 4,813 shares of our common stock under our 2006 Equity Incentive Plan having substantially the same terms and conditions as the IFLC options.

Following the reverse split and the Merger, there were 81,242 shares of our common stock outstanding, of which the pre-Merger stockholders of Paligent owned approximately 5% and the pre-Merger stockholders of IFLC owned approximately 95%. As a result, IFLC was treated as the acquiring company for accounting purposes. The Merger was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States.

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

On November 17, 2008, IFLC sold substantially all of its assets to HD Net for $650,000 in cash plus the assumption of certain of IFLC’s obligations, pursuant to a sale under Section 363 of the Bankruptcy Code which was approved by the Court on October 28, 2008. In connection with the sale of substantially all of our assets to HD Net, the assets sold included the name “International Fight League,” our corporate name. We have an agreement with HD Net which permits us to use “International Fight League” for general corporate purposes until the earlier of (a) two years or (b) becoming involved in any active trade or business (other than the use of the name for general corporate purposes).

On August 5, 2009, the Court approved the Disclosure Statement filed by IFLC that described the Plan that is attached to the Disclosure Statement. Pursuant to the Plan, IFLC’s remaining assets will be used to satisfy its creditors, and our equity interest in IFLC will be terminated with no payment. A hearing to confirm the Plan was held on September 14, 2009, at which time the Court confirmed the Plan. This resulted in termination of our interest in IFLC with no payment to us. The liquidation of IFLC was completed on January 15, 2010. After confirmation of the Plan and the sale to HD Net, we had no ongoing business operations.

At the beginning of 2010 our officers were Jeffrey Jagid, President and Secretary, and Kevin Waldman, Vice President. Our Board of Directors at the beginning of 2010 consisted of Mr. Jagid and Mr. Waldman. Messrs. Jagid and Waldman resigned their respective positions as members of the Board of Directors and as officers simultaneously with the sale of a controlling equity interest in us to IMS, a company owned by C. Leo Smith. Upon the closing of such sale, Mr. Smith became our sole officer and director. Mr. Smith, through IMS, possesses control over us and our future business.

On January 11, 2010 IMS purchased 730,941 shares of the Company’s Series ‘A’ Convertible Preferred Stock pursuant to the terms of a Series ‘A’ Preferred Stock Purchase Agreement (the “Agreement”). The Series ‘A’ Preferred Stock is convertible into an aggregate of 1,827,353, shares of Common Stock. As set forth above, Mr. Smith is the sole member of IMS, and, pursuant to the terms of the Agreement, IMS acquired the shares of the Series ‘A’ Preferred Stock for consideration in the amount of $100,000. The purpose of the transaction was to obtain control over the Issuer.

On January 13, 2010, IMS assigned 106,000 shares of Series ‘A’ Convertible Preferred Stock to the following parties: (i) 40,000 shares to Frost Corporate Services, Inc., a Florida corporation, for post-closing services to be rendered to the Company; (ii) 20,000 shares each to Jeff Jagid (hereinafter “Jagid”) and Kevin Waldman (hereinafter “Waldman”), both former directors of the Company, for post-closing services to be rendered by each to the Company; (iii) 10,000 shares to Michael Keefe, a former officer of the Company, for post closing services to be rendered to the Company, and; (iv) 8,000 shares each to Anthony M. Collura and Jacqueline Borer, for post closing services to be rendered by each to the Company. Accordingly, after such assignments, IMS (and Smith indirectly through IMS) owned 624,941 shares of Series ‘A’ Preferred Stock which is convertible into an aggregate of 1,562,353 shares of common stock. Neither IMS nor Smith have any other pending arrangements relating to the transfer of Series’ ‘A Preferred Stock purchased by IMS, including any pledge by IMS of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Prior to the closing of the Agreement, the Company had an aggregate of 200,435 shares of common stock outstanding and no shares of preferred stock outstanding. Pursuant to the Certificate of Designation which authorizes the Series ‘A’ Preferred Stock as filed with the Secretary of Delaware (the “Certificate of Designation”), each share of Series ‘A’ Preferred Stock is convertible into 2.5 shares of the Company’s common stock and is entitled to 2.5 votes on all transactions submitted to the stockholders of the Company. In addition, in connection with any vote or written consent with respect to the election of directors of the Company, the holders of record of the shares of the Series ‘A’ Preferred Stock, exclusively and as a separate class, shall be entitled to elect the majority of directors of the Company. After the closing of the Agreement, there were 730,941 shares of the Series ‘A’ Preferred Stock and 200,435 shares of Common Stock issued and outstanding. The Series ‘A’ Preferred Stock controls 1,827,353 votes of the 2,027,787 total votes available to all equity holders of the Company (90% of the total votes) and is convertible into an aggregate of 1,827,353 shares of Common Stock. Accordingly IMS (and Smith indirectly through IMS) possesses control over the Company through the ownership of an aggregate of 624,941 shares of Series ‘A’ Preferred Stock (85% of the Series ‘A’ Preferred Stock) which possess an aggregate of 1,562,353 votes (77% of the total voting securities of the Company).

In the event that all shares of the Series ‘A’ Preferred Stock are converted into shares of the Company’s common stock, the Company would be required to issue an additional 1,827,353 shares of common stock to the Series A Preferred Stock holders. However, the Company did not have sufficient shares of authorized but unissued common stock available to issue such shares. Accordingly, the Agreement further provided that the Company will use its best efforts to remedy such deficiency so that all shares of the Series ‘A’ Preferred Stock may be converted into shares of Common Stock in accordance with the terms of the Certificate of Designation as soon as practicable. As a condition of closing the Agreement, the former officers and directors of the Company, committed to use their best efforts to assist the Company, including executing all reasonably requested documents, in connection with the preparation and filing with the Securities and Exchange Commission of an Information Statement and/or Proxy Statement with respect to a reverse split of the Company’s outstanding shares of common stock in order to remedy the deficiency in the number of authorized by unissued shares of common stock available for issuance upon conversion of the Series ‘A’ Preferred Stock. The rights of the holders of the Series ‘A’ Preferred Stock to vote as a separate class to elect a majority of the Board of Directors of the Company shall terminate thirty (30) days after the Company has sufficient shares of post-reverse split common stock available for issuance upon the conversion of all 730,941 shares of the Series ‘A’ Preferred Stock.

Through December 31, 2010, following the reverse split of the Company’s common stock on the basis of one (1) post-reverse split for four hundred (400) pre-reverse split shares, undertaken primarily to render sufficient shares of authorized common stock available to satisfy conversion of the outstanding preferred stock, all of the shares of the Series ‘A’ Preferred Stock had been converted into shares of post-reverse split common stock, with the exception of an aggregate of 18,000 shares of the Series ‘A’ Preferred Stock held by Anthony Collura and Michael Keefe that is convertible into an aggregate of 45,000 post-reverse split shares of common stock.

Unless otherwise indicated or the context otherwise requires, the terms “Company,” “IFL,” “we,” “us,” and “our” refer to IFLI Acquisition Corp.

Management Changes and Employees

As of December 31, 2010, C. Leo Smith was our sole officer and director. Mr. Smith serves the Company without compensation. Our success will largely depend upon the decisions made by Mr. Smith, who devotes approximately 10% of his business time to the Company’s affairs.

Competition

The competition for business combinations, joint ventures, alliances and acquisitions is significant. We may not be able to develop suitable alliances, acquisitions or other business combinations on terms that are reasonable. In addition, we compete in our efforts against much larger companies with brand recognition, customers, technologies, profits, personnel and other resources that put us at a disadvantage to secure a new business opportunity for the Company.

Our ability to identify new business relationships for the Company is critical to the Company’s future survival and success. In addition, as competition for compelling business opportunities increases both domestically and internationally, the terms at which we may be able to enter into new business opportunities could harm our long-term operating results and financial condition.

Currently, with our primary goal the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation, the Company faces intense competition from other shell companies with the same objectives. We are in a highly competitive market for a small number of business opportunities. That could reduce the likelihood of our consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be suitable target candidates for us. Nearly all those entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we are at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

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

Risks Relating to Our Operations

We have no operations, assets or ongoing revenue and could face liquidation. We currently have no operations, revenue, or assets other than cash and nominal other assets. We are in effect a “shell company” under SEC rules. Our Board of Directors, as time permits them, will search for, review and engage in due diligence for potential merger or acquisition candidates which the Board of Directors would deem to be suitable acquisitions. To date, no such acquisition or merger candidate has been identified. While this process is taking place, we have no ongoing revenues or income, only our limited cash on hand. If our Board of Directors does identify a potential acquisition or merger candidate, no assurance can be given that stockholders will approve such a transaction. If we do not complete a transaction before we run out of cash, and do not obtain any financing, we may be forced to liquidate.

There is no assurance that we can continue as an inactive public reporting entity. We will not be able to sustain our existence and pay the required accounting, auditing or other reporting costs necessary to continue as a public company indefinitely. Further, there is no assurance any funding can be obtained to maintain us as a public entity.

Future regulations could impact our ability to remain a public company. Future regulations under state or federal securities agencies, such as the SEC, could make it difficult or impossible for us to continue as an inactive public company through adoption of various administrative regulations and filing requirements which would make it impossible or very difficult for us to continue as a non-operating public company.

We have relatively inactive management. No significant management, time and expertise are being devoted to our operations since we continue to be inactive. Initial reviews of merger and acquisition opportunities are to be completed by the Board of Directors, which, on a time available basis, seek to search out and attempt to locate various merger or acquisition candidates for us. The Board of Directors may not be successful in finding a merger or acquisition candidate.

A merger or acquisition would result in new management and could result in our being involved in a new business operation or industry. Any completed merger or acquisition may result in new management being appointed to control the Company and a new business activity being selected. Our existing, pre-transaction stockholders would essentially have no control or meaningful voice, other than (1) voting against the merger or acquisition, or (2) if such a transaction is approved by a majority of stockholders, exercising dissenting stockholder rights under Delaware law, if these rights are available.

We may be unable to raise sufficient capital to successfully operate or carry out our business plan. Our current business operations require expenditures to continue as a reporting company. Our sole director, C. Leo Smith, has indicated his intention to provide equity and/or debt financing to the Company in order to allow it to achieve its business plan. However, he is under no legal obligation to do so. If we cannot obtain additional capital, whether from Mr. Smith or elsewhere, we may have to delay potential mergers, acquisitions or development expenditures and thus harm our competitive growth potential. We cannot be sure that we will be able to secure additional financing on acceptable terms. Any failure to obtain such financing, or obtaining financing on terms not favorable to us, can be expected to have a material adverse effect on our future business prospects.

We are dependent upon our sole officer and director. As the Company lacks resources to hire employees, we are dependent upon the efforts of our sole officer and director, C. Leo Smith, who devotes approximately 10% of his business time to the affairs of the Company. The loss of the services of Mr. Smith could divert time and resources, delay the development of our current business and negatively affect our ability to execute our business plan. Such problems might be expected to have a material adverse impact on our future business prospects.

We may make acquisitions or business or strategic investments in one or more companies in the future. Any such transactions may result in dilutive issuances of equity securities, use of our cash resources, and incurrence of debt and amortization of expenses related to intangible assets. Any merger, acquisition, strategic investment or other form of business combination by us will likely involve a number of risks, including:

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

There is the potential for dilution and diminishment of the rights and value of your stock. We may issue additional shares of our common stock for various reasons and may grant additional stock options to new employees, consultants, officers, directors and third parties. If we determine to register for sale to the public additional shares of our common stock granted in any future financing or business combination, a material amount of dilution can be expected to cause the value of our common stock to decline.

In order for us to obtain additional capital or complete a business combination, we may find it necessary to issue securities, including but not limited to, any or all shares of our common stock or preferred stock, in some cases conveying rights senior to those of the current holders of our common stock. Those rights may include voting rights, liquidation preferences and conversion rights. To the extent we convey senior rights the value of our common stock can be expected to decline.

If we incur indebtedness, we may become too highly leveraged and would be in risk of default. If we incur indebtedness, whether through a merger, acquisition or otherwise, we may become too highly leveraged and would be in risk of default. There is no contractual or regulatory limit to the amount of debt we can take on. Any debt incurred by the Company could adversely affect our ability to meet our obligations and we would then be in risk of default, which could have a material adverse effect on our financial condition, results of operations, business prospects and long term future viability.

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

Our future success is highly dependent on the ability of management to locate and attract a suitable merger, acquisition, strategic investment or other form of business combination. The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combinations with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. If we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm, and numerous other factors beyond our control.

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

Risk Factors Relating to Our Securities

One shareholder owns a large percentage of our voting stock, so other shareholders’ voting power may be limited. As of March 29, 2011, C. Leo Smith, our sole officer and director, beneficially owned or controlled through his ownership of IMS approximately 74.58% of our voting stock. Accordingly, Mr. Smith has the ability to control matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger or consolidation. As a result, other shareholders may have little or no influence over matters submitted for shareholder approval. In addition, Mr. Smith’s ownership could preclude any unsolicited acquisition of the Company, and consequently materially adversely affect the value of our common stock. Mr. Smith may make decisions that are adverse to your interests.

Our stock has been trading at a negligible price per share and may not increase. No assurance can be given that an active market for our common stock will be sustained, or that stockholders will be able to sell their shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade.

Item 1B – Unresolved Staff Comments

None

Item 2 – Properties

We currently do not own or lease any office space. Since completion of the sale by IFLC of substantially all of its assets to HD Net on November 17, 2008, we have not owned any material property. The assets sold to HD Net included the name “International Fight League”. We currently maintain an office at 3960 N. Andrews Avenue, Oakland Park, FL 33309 on a rent free basis. This office is leased by affiliates of IMS.

Item 3 – Legal Proceedings

On September 15, 2008, our wholly-owned subsidiary, IFLC, through which we conducted our operations, voluntarily filed a petition for reorganization relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. IFLC’s bankruptcy case is docketed as In re IFL Corp., Case No. 08-13589 (MG). On August 5, 2009, the Court approved the Disclosure Statement filed by IFLC, which described the Plan, which is attached to the Disclosure Statement. Pursuant to the Plan, IFLC’s remaining assets were to be used to satisfy its creditors, and IFLI’s equity interest in IFLC was to be terminated without payment to IFLI. The Bankruptcy Court confirmed the Plan on September 14, 2009. This resulted in termination of our interest in IFLC with no payment to us. The liquidation of IFLC was completed on January 15, 2010.

We are not aware of any currently pending or threatened legal proceeding. Further, we have no knowledge of any facts or circumstances which may comprise a cause of action by us.

Item 4 – (Removed and Reserved)

Part II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our shares of Common Stock, par value $0.01 per share, are quoted on the OTC Bulletin Board and in the Pink Sheets under the symbol “IFLI”. The following table sets forth the range of high and low closing sale prices for the common stock as reported by the OTC Bulletin Board and the Pink Sheets for the periods indicated below.

	High	Low
2010
Fourth Quarter	$4.00	$0.20
Third Quarter	$1.70	$0.20
Second Quarter	$2.25	$0.75
First Quarter	$4.80	$1.00
2009
Fourth Quarter	$4.00	$4.00
Third Quarter	$4.00	$4.00
Second Quarter	$4.00	$4.00
First Quarter	$4.00	$4.00

The closing sale prices in the table above reflect inter-dealer prices, without retail mark-up or commissions and may not represent actual transactions. All prices are rounded to the nearest $0.01, and any closing prices below $0.01 have been rounded up to $0.01. In addition, all prices have been adjusted to reflect the one (1) for four hundred (400) reverse split effective on July 8, 2010.

Issuer Purchases and Unregistered Sales of Equity Securities

On January 11, 2010 the Registrant (then known as “International Fight League, Inc.”) sold 730,941 shares of its Series ‘A’ Convertible Preferred Stock to Insurance Marketing Solutions, LLC, a Florida limited liability company (“IMS”) for consideration in the amount of $100,000 pursuant to the terms of a Series ‘A’ Preferred Stock Purchase Agreement (the “Agreement”). Our sole officer and director, C. Leo Smith is the sole and Managing Member of IMS. A copy of the Agreement was included as Exhibit 10.16 to our Current Report on Form 8-K filed on January 15, 2010 and is incorporated herein by reference. All references to the Agreement and other exhibits are qualified, in their entirety, by the text of such exhibits.

During August and September 2010, 672,941 outstanding shares of the Company’s Series ‘A’ Convertible Preferred Stock, $ .01 par value, were converted by shareholders into 1,682,353 post one (1) for four hundred (400) reverse split shares of the Company’s Common Stock, $ .01 par value.

From September 2010 through November 2010, four (4) of the Company’s Series ‘A’ Preferred Stock shareholders, Jeff Jagid, Frost Corporate Services, Inc., Jacqueline Borer and Kevin Waldman converted an aggregate of 88,000 shares of Preferred Stock into a total of 220,000 shares of the Company’s Common Stock.

We did not purchase any of our equity securities during the quarter (the “fourth quarter”) ended December 31, 2010.

Number of Shareholders

On March 29, 2011, we had approximately 191 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see Item 12 of this Annual Report on Form 10-K.

Item 6 – Selected Financial Data

Not required for a smaller reporting company.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements and related notes that appear elsewhere in this report.

In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, including those set forth in Item 1A- “Risk Factors.”

Discontinued Operations and Sale of Assets

Our former business was founded in 2006 to organize, host and promote live and televised professional mixed martial arts MMA sporting events under the name “International Fight league” or “IFL” and to capitalize on the growing popularity of MMA in the United States and around the world. In June 2008 we announced that our event scheduled for August 15, 2008 had been canceled and on September 15, 2008, our wholly-owned subsidiary IFLC, through which we conducted our operations and which held substantially all of our assets, voluntarily filed a petition for reorganization relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. IFLC’s bankruptcy case is docketed as In re IFL Corp, Case No. 08-13589 (MG). IFLC is operating its business and managing its assets as a “debtor in possession” pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On November 17, 2008, IFLC sold substantially all of its assets to HD Net for $650,000 cash and the assumption by HD Net of certain obligations, pursuant to a sale under Section 363 of the Bankruptcy Code which was approved by the Court on October 28, 2008. On August 5, 2009, the Court approved the Disclosure Statement filed by IFLC, which described the Plan, which is attached to the Disclosure Statement. Pursuant to the Plan, IFLC’s remaining assets will be used to satisfy its creditors, and our equity interest in IFLC will be terminated with no payment. A hearing to confirm the Plan was held on September 14, 2009, at which time the Court confirmed the Plan. The liquidation of IFLC was completed on January 15, 2010. This resulted in termination of our interest in IFLC with no payment to us. After confirmation of the Plan and the sale to HD Net we had no ongoing business operations.

With the sale of substantially all of our assets to HD Net and with no active business operations or business assets, we are a “shell company” as defined by the rules of the SEC under the Securities Exchange Act of 1934. C. Leo Smith, as the sole member of our Board of Directors, on a time available basis, searches for, reviews and engages in due diligence of suitable potential merger or acquisition candidates. To date, no such acquisition or merger candidate has been identified. If Mr. Smith is subsequently able to identify a suitable potential merger or acquisition candidate, we cannot predict in what industry or business area it may operate.

We will continue to incur ongoing losses, which however will continue to be greatly reduced due to the inactive nature of our business following the sale of our assets to HD Net and the winding down of IFLC. Losses will continue, nevertheless, to be incurred for ongoing reporting expenses, including legal and accounting expenses, as necessary to maintain the Company as a public entity, as well as some minimal operating expenses while searching for merger or acquisition candidates.

As of December 31 2010, the only assets we have are cash and prepaid expenses (prepaid insurance premiums).

Due to the September 15, 2008 bankruptcy filing by IFLC, IFLC ceased to be a consolidated subsidiary of the Company on that date. As a result, the 2009 financial statements do not include consolidation of any assets or liabilities, or results of operations, with respect to IFLC.

Corporate History

Prior to November 29, 2006, we were known as Paligent. On November 29, 2006, we acquired IFLC, then known as International Fight League, Inc., a privately held Delaware corporation, by the Merger pursuant to the Merger Agreement. Immediately following the Merger, we changed our name to International Fight League, Inc. and IFLC changed its name to IFL Corp. and continued to operate the business of organizing and promoting a mixed martial arts sports league under the name “International Fight League.” The Company is now known as “IFLI Acquisition Corp.”

The Merger was accounted for as a reverse acquisition under the purchase method of accounting for business combinations, in accordance with generally accepted accounting principles in the United States. Reported results of operations of the consolidated group reflected the operations of the Company and IFLC. See Item 1., “Corporate History”.

Results of Operations

From the Company’s inception, through December 31, 2010, we have incurred costs and expenses significantly in excess of revenues. On September 15, 2008, our wholly-owned subsidiary, IFLC, through which we conducted our operations and which owned substantially all of our assets, voluntarily filed a petition for reorganization relief under Chapter 11 of the Bankruptcy Code in the Court. On November 17, 2008, IFLC sold substantially all of its assets to HD Net for $650,000 cash plus the assumption by HD Net of certain obligations, pursuant to a sale under Section 363 of the Bankruptcy Code which was approved by the Bankruptcy Court on October 28, 2008. Furthermore, we terminated the employment of all of our former employees and have no business assets or business operations and no present or anticipated source of revenues. Since we are a company with no or nominal operations, and have no or nominal assets or assets other than cash, we are considered a “shell company”. Mr. Smith, as our sole Board member, on a time available basis, searches for, reviews and engages in due diligence for potential merger or acquisition candidates. To date, no suitable acquisition or merger candidate has been identified. We will continue to incur ongoing losses, which continue, however, to be reduced from those of past periods due to our lack of business operations following the sale of our assets to HD Net and termination of our interest in IFLC. Losses will continue to be incurred to pay ongoing reporting expenses, including legal and accounting expenses, as necessary to maintain the Company as a public entity, as well as some minimal operating expenses, while searching for merger or acquisition candidates. Accordingly, the comparison below with prior periods should be read in conjunction with these facts.

During the year ended December 31, 2010 we reported a net loss of $(131,259), or $(0.16) per common share, as compared to net income of $ 157,495, or $ 0.79 per common share for the year ended December 31, 2009. Income in 2009 resulted primarily from termination of the Company’s interest in IFLC and total cessation of IFLC’s activities.

During the year ended December 31, 2010 interest income of $8 was earned as compared to interest income of$255 during 2009.

Liquidity, Capital Resources and Going Concern Doubt

At December 31, 2010, our cash was $151 and our current liabilities were $40,890. In January 2010 we received $100,000 in additional cash from the acquisition by IMS of a controlling interest in the Company. As of March 29, 2011, our cash (unaudited) was approximately $17,000 as a result of a recent loan from a corporate shareholder controlled by Mr. Smith.

We continue to explore possible options to realize value for our stockholders. This may include seeking a reverse merger transaction with a party having ongoing operations. We have no present avenues of financing, no source of revenues and no present plans to obtain interim financing while continuing to explore our options. Our controlling shareholder, C. Leo Smith, may loan us additional operating funds, but he is under no obligation to do so.

As a result of our lack of liquidity and funding sources, we face a continuing substantial risk to our on-going viability. The financial statements in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Present conditions continue to raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

For the years ended December 31, 2010 and 2009, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements is based upon the selection of accounting policies and the application of accounting estimates and assumptions. Actual results could differ from those estimates. The following are the accounting policies under generally accepted accounting principles (“GAAP”) we believe are the more important areas of our accounting policies and estimates.

Equity Method of Accounting — Under Accounting Standards Codification (“ASC”) Topic 323 - Investments - Equity Method and Joint Ventures, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation as control rests with the bankruptcy court, rather than the majority owner. Accordingly, IFLI deconsolidated IFLC as of September 15, 2008, the date the bankruptcy petition was filed, eliminating all future operations from the financial results of operations. From September 16, 2008 through December 31, 2008 and from January 1, 2009 through September 14, 2009, the operations of IFLC have, therefore, been accounted for under the equity method of accounting.

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

Income Taxes — As of January 1 and December 31, 2010 and December 31, 2009, there were no unrecognized tax benefits. GAAP prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2010. There was no change to this balance at December 31, 2010. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of uncertainty of achieving sufficient taxable income in the future a full valuation allowance against our deferred tax asset has been recorded. If these estimates and assumptions change in the future, we may be required to reverse the valuation allowance against deferred tax assets, which could result in additional income tax benefit.

Stock-Based Compensation — The Company is required by GAAP to measure the cost of employee or service provider services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee or service provider is required to provide service in exchange for the award.

We use the Black-Scholes option pricing model to measure the fair value of options granted to employees and service providers.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 8 – Financial Statements and Supplementary Data

When we refer to our fiscal year in this report, we are referring to the fiscal year ended December 31st of that year. Thus, we are currently operating in our fiscal 2011 year, which commenced on January 1, 2011. Unless the context expressly indicates a contrary intention, all references to years in this filing are to our fiscal years.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
IFLI Acquisition Corp.

We have audited the accompanying balance sheets of IFLI Acquisition Corp. (formerly International Fight League, Inc.) (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IFLI Acquisition Corp. (formerly International Fight League, Inc.) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Rothstein, Kass, & Company, P.C.

Roseland, New Jersey
March 28, 2011

IFLI Acquisition Corp.
(Formerly International Fight League, Inc)
BALANCE SHEETS

	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash	$151	$24,699
Prepaid Expenses	101,033	122,303

TOTAL ASSETS	$101,184	$147,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$13,390	$750
Accrued Expenses and Other Current Liabilities	27,500	54,699

TOTAL CURRENT LIABILITIES	40,890	55,449

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 Par Value; 5,000,000 Shares Authorized; 18,000 Shares of Series A Convertible Preferred Stock Issued and Outstanding at December 31, 2010 and None Issued and Outstanding at December 31, 2009	180	—

Common Stock, $0.01 Par Value; 75,000,000 Shares Authorized; 1,982,788 Shares Issued and Outstanding at December 31, 2010 and 200,435 Shares Issued and Outstanding at December 31, 2009	19,828	2,004

Additional Paid-In Capital	37,301,772	37,219,776

Accumulated Deficit	(37,261,486)	(37,130,227)

TOTAL STOCKHOLDERS’ EQUITY	60,294	91,553

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$101,184	$147,002

The accompanying notes are an integral part of the financial statements.

IFLI Acquisition Corp.
(Formerly International Fight League, Inc)
STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2010	2009

REVENUE	$—	$—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	131,252	147,216

STOCK-BASED COMPENSATION EXPENSE	—	221,981

OTHER INCOME (EXPENSES):
Losses from Equity Investee	—	(399,806)
Gain on termination of interest in Equity Investee	—	926,451
Interest Expense	(15)	(208)
Interest Income	8	255
TOTAL OTHER INCOME (EXPENSES) – NET	(7)	526.692

NET INCOME (LOSS)	$(131,259)	$157,495

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED 1	$(0.16)	$.79

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED 1	845,692	200,435

1 On July 8, 2010, the Company’s stockholders approved a 1:400 reverse stock split of the Company’s Common Stock (see Note 9). All of the share and per share amounts in the table above have been adjusted to reflect the effect of this reverse split.

The accompanying notes are an integral part of the financial statements.

IFLI Acquisition Corp.
(Formerly International Fight League, Inc)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2010 and 2009

							Total
					Additional		Stockholders’
	Common Stock		Series A Preferred Stock		Paid- in	Accumulated	Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)
Balance at January 1, 2009 1	200,435	$2,004	—	$—	$37,093,238	$(37,287,722)	$(192,480)
Stock-based compensation	—	—	—	—	126,538	—	126,538
Net income	—	—	—	—	—	157,495	157,495

Balance at December 31, 2009	200,435	$2,004	—	$—	$37,219,776	$(37,130,227)	$91,553
Issuance of Series A preferred stock	—	—	730,941	7,309	92,691	—	100,000
Conversion of Series A convertible preferred stock to common stock	1,782,353	17,824	(712,941)	(7,129)	(10,695)	—	—
Net loss	—	—	—	—	—	(131,259)	(131,259)
Balance at December 31, 2010	1,982,788	$19,828	18,000	$180	$37,301,772	$(37,261,486)	$60,294

1 On July 8, 2010, the Company’s stockholders approved a 1:400 reverse stock split of the Company’s Common Stock (see Note 9). All of the share and per share amounts in the table above have been adjusted to reflect the effect of this reverse split.

The accompanying notes are an integral part of the financial statements.

IFLI Acquisition Corp.
(Formerly International Fight League, Inc)
STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(131,259)	$157,495
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Losses from Equity Investee	—	399,806
Selling, General and Administrative Expenses Paid by Equity Investee	—	59,900
Gain on termination of interest in Equity Investee	—	(926,451)
Depreciation and Amortization	—	760
Loss on disposal of property and equipment	—	390
Stock-Based Compensation Expense	—	221,981
Changes in Operating Assets and Liabilities:
Prepaid Expenses	21,270	10,809
Accounts Payable	12,640	(6,590)
Accrued Expenses and Other Current Liabilities	(27,199)	(11,869)

NET CASH USED IN OPERATING ACTIVITIES	(124,548)	(93,769)

CASH PROVIDED BY FINANCING ACTIVITIES:
Sale of Series A Convertible Preferred Stock	100,000	—

NET DECREASE IN CASH	(24,548)	(93,769)

CASH AT BEGINNING OF YEAR	24,699	118,468

CASH AT END OF YEAR	$151	$24,699

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Year for Interest	$15	$208

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Conversion of Series A Convertible Preferred Stock to Common Stock	$17,824	$—

The accompanying notes are an integral part of the financial statements.

IFLI ACQUISITION CORP.
(Formerly International Fight League, Inc)
NOTES TO FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS AND GOING CONCERN UNCERTAINTY

IFLI Acquisition Corp., formerly International Fight League, Inc., (“IFLI” or the “Company”) was incorporated in the State of Delaware on May 8, 1992.  The Company’s offices are located in Oakland Park, Florida.

Effective January 15, 2010, the Company completed the liquidation of its wholly-owned subsidiary, IFLC (IFL Corp), in accordance with the terms of the subsidiary’s bankruptcy proceedings. The Company presently has no business operations.

The accompanying financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At December 31, 2010, the Company had cash of $151 and had accumulated deficits of approximately $37,261,000 and $37,130,000 for the years ended December 31, 2010 and 2009, respectively.

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

NOTE 2—BASIS OF PRESENTATION

On July 8, 2010, the Company’s stockholders approved a 1:400 reverse stock split of the Company’s Common Stock (see Note 9).  All of the share and per share amounts discussed in this Annual Report on Form 10-K have been adjusted to reflect the effect of this reverse split.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidated Financial Statements, the Company was required to deconsolidate IFLC upon the filing of its petition for reorganization relief under Chapter 11 in September 2008. Under ASC Topic 810, a majority owner is deemed to have lost control over a subsidiary if the subsidiary is in legal reorganization or bankruptcy. These conditions preclude consolidation as control rests with the bankruptcy court, rather than the majority owner. Accordingly, IFLI deconsolidated IFLC as of September 15, 2008, eliminating all future operations from the financial results of operations. Since October 1, 2008, the operations of IFLI’s wholly-owned subsidiary IFLC have, therefore, been accounted for under the equity method of accounting. Upon the entering of the Confirmation Order by the Court on September 14, 2009, IFLI’s interests in IFLC were terminated, and therefore, since that date, IFLI is no longer carrying any interest in IFLC. Effective January 15, 2010, the Company completed the liquidation of IFLC in accordance with the terms of the IFLC bankruptcy proceedings.

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

For the period of September 15, 2008 through September 14, 2009, the operations of IFLC were accounted for under the equity method of accounting and are disclosed as activity related to “Equity Investee” in the accompanying financial statements. The assets and liabilities of IFLC are excluded from the balance sheets as of December 31, 2010 and 2009. Under the Plan confirmed by the Court, IFLI had no obligation to fund any losses related to its former investment in IFLC or pay any remaining liabilities of IFLC.

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

Prepaid Expenses

Prepaid expenses as of December 31, 2010 and 2009 consist primarily of prepaid directors’ and officers’ insurance.

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

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2010 and 2009.  The Company's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the years ended December 31, 2010 and 2009.

The Company files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. States and foreign jurisdictions.  Generally, the Company is no longer subject to income tax examinations by major taxing authorities for years before 2007.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes.  These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.  The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Loss per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. The Company’s common stock equivalents include stock options and warrants exercisable for 0 and 36,528 shares of common stock, respectively, as of December 31, 2010 and 1,539 and 35,736 shares of common stock, respectively, as of December 31, 2009. These common stock equivalents are not included in the diluted EPS calculations because the effect of their inclusion would be anti-dilutive or would decrease the loss per common share.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term maturities of these instruments as presented in the balance sheet at December 31, 2010 and 2009, respectively.

Recently Issued and Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles . This ASU reflected the issuance of FASB Statement No. 168. This ASU amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification was effective for the Company in the third quarter of 2009, and accordingly, this Annual Report on Form 10-K for the year ending December 31, 2010 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In June 2009, the FASB issued ASU No. 2009-02, Omnibus Update—Amendments to Various Topics for Technical Corrections. This omnibus ASU detailed amendments to various topics for technical corrections. The adoption of ASU 2009-2 will not have a material impact on the Company’s financial statements.

NOTE 4—FINANCIAL INFORMATION AND TERMINATION OF INTEREST IN IFLC

For the period January 1, 2009 to September 14, 2009, approximately $400,000 of selling, general and administrative expense and other miscellaneous expense generated by IFLC were included in Losses from Equity Investee on the accompanying statement of operations for the year ended December 31, 2009.

On September 14, 2009, the Court entered the Confirmation Order confirming the Plan of liquidation (see Note 1). As a result of the confirmation of the Plan, all of IFLI’s interests in IFLC were terminated on September 14, 2009. The termination of IFLI’s interests in IFLC resulted in IFLI recognizing a gain of $926,451, the amount equal to the loss in excess of the investment in Equity Investee as of September 14, 2009, just prior to the termination of IFLI’s interests in IFLC.

NOTE 5—RISKS AND UNCERTAINTIES

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

NOTE 6—TERMINATION OF EMPLOYEES AND RESIGNATION OF OFFICER AND DIRECTORS

Effective November 19, 2009, Michael C. Keefe, previously our President, General Counsel and Chief Financial Officer, resigned from his positions with us. Effective January 11, 2010, Jeffrey M. Jagid and Kevin Waldman, previously members of our Board of Directors, resigned as directors and from all other positions they held with the Company. Our sole officer and director as of January 11, 2010 has been C. Leo Smith.

NOTE 7—INCOME TAXES

No current federal or state income tax provision has been provided for in the accompanying financial statements as the Company has incurred losses since its inception. The provision for income taxes consists of the following:

	2010	2009

Deferred
Federal	$(439,000)	$(11,383,000)
State	(68,000)	(1,768,000)
	(507,000)	(13,151,000)
Valuation allowance	507,000	13,151,000
	$—	$—

At December 31, 2010, the Company has Federal and State Net Operating Loss (“NOL”) carryforwards for income tax purposes of $38.1 million. These NOL carryforwards begin to expire in the year 2010 through 2029 but are limited due to Section 382 of the IRS code (“382 Limitation”) which states that the amount of taxable income of any new loss corporation for any year after a greater than 50% change in control has occurred shall not exceed certain prescribed limitations. However, since the Company entered into a new line of business after the Merger, the continuity of business requirements under Section 382 have not been satisfied. As such, the Section 382 Limitation of the pre-Merger NOL carryforwards are zero, and such NOL carryforwards may not be utilized in the future. The NOL carryforwards generated post-Merger, totaling approximately $38.1 are fully utilizable by the Company to offset future taxable income. However, the post-Merger NOL carryforwards are also subject to a Section 382 ownership change occurring in January 2010. Such NOL carryforwards are subject to an annual limitation of approximately $5,000.

The components of the Company’s net deferred tax assets were as follows at December 31, 2010 and 2009:

	2010		2009
NOL carry forwards		$37,000		$544,000
Equity-based compensation		218,000		218,000
Other		—		—
Gross deferred tax asset		255,000		762,000

Less: valuation allowance		(255,000)		(762,000)
Deferred tax asset after valuation allowance	$	- 0 -	$	- 0 -

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of losses and lack of business operations, management concluded that it is more likely than not that the Company will not realize the benefit of the deferred tax assets. Accordingly, a full valuation allowance has been provided for the deferred tax assets. The valuation allowance decreased by approximately $507,000 during the year ended December 31, 2010 and decreased by approximately $13.2 million for the year ended December 31, 2009. The significant swing in the NOL carryforwards and valuation allowance are the result of the loss of the NOL´s as a result of the termination of IFLI´s interests in IFLC in September 2009 as IFLC generated the vast majority of the NOL´s and change in control in January 2010.

The reconciliations between the income tax provision at the U.S. federal statutory rate and the Company’s effective tax rate is as follows:

	For the years ended December 31,
	2010	2009

Provision at U.S. federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	5.3%	-12.4%
Change in valuation allowance	%	-113.7%
Net operating loss adjustment	-425.8%	8,442.2%
Increase (decrease) in valuation allowance	386.5%	-8,350.1%
Income tax (provision) benefit	0.0%	0.0%

NOTE 8—SALE OF SERIES ‘A’ CONVERTIBLE PREFERRED STOCK

On January 11, 2010, the Company sold 730,941 shares of its Series ‘A’ Convertible Preferred Stock (the “Preferred Stock”) to Insurance Marketing Solutions, LLC (“IMS”), a Florida limited liability corporation, pursuant to the terms of the Series ‘A’ Preferred Stock Agreement (the “Agreement”). Mr. C. Leo Smith was then and is currently the sole and Managing Member of IMS, and is currently also the sole officer and director of the Company. Pursuant to the terms of the Agreement, IMS acquired the shares of Preferred Stock in consideration of $100,000.

Each share of Preferred Stock is convertible into two and one-half (2.5) shares of the Company’s Common Stock (see Note 9) and is entitled to 2.5 votes on all transactions submitted to the stockholders of the Company.  In addition, the Preferred Stock is non-redeemable and grants to the holder a preferred position in the event of the liquidation of the Company.  In connection with any vote or written consent with respect to the election of directors of the Company, the holders of record of the shares of Preferred Stock, and as a separate class, are entitled to elect the majority of directors of the Company. Accordingly, the holders of Preferred Stock possess control over the Company.

On January 13, 2010, IMS assigned 106,000 shares of Series ‘A’ Convertible Preferred Stock to the following parties: (i) 40,000 shares to Frost Corporate Services, Inc., a Florida corporation, for post-closing services to be rendered to the Company; (ii) 20,000 shares each to Jeff Jagid (hereinafter “Jagid”) and Kevin Waldman (hereinafter “Waldman”), both former directors of the Company, for post-closing services to be rendered by each to the Company; (iii) 10,000 shares to Michael Keefe, a former officer of the Company, for post closing services to be rendered to the Company, and; (iv) 8,000 shares each to Anthony M. Collura and Jacqueline Borer, for post closing services to be rendered by each to the Company. Accordingly, after such assignments, IMS (and Smith indirectly through IMS) owned 624,941 shares of Series ‘A’ Preferred Stock which is convertible into an aggregate of 1,562,352 shares Common Stock. Neither IMS nor Smith have any other pending arrangements relating to the transfer of Series ‘A Preferred Stock purchased by IMS, including any pledge by IMS of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

During August, September and November 2010, 712,941 outstanding shares of the Company’s Series ‘A’ Convertible Preferred Stock, $.01 par value, were converted by shareholders into 1,782,353 shares of the Company’s Common Stock, $.01 par value.

At December 31, 2010, 18,000 shares of Preferred Stock were issued and outstanding. In the event that all of these shares of Preferred Stock were to be converted into shares of Common Stock, the Company would be required to issue an additional 45,000 shares of Common Stock.  The Preferred Shares have not been registered under the Securities Act of 1933 (the “Securities Act”) or qualified under any applicable state securities law, as amended, and may not be sold, transferred, assigned or pledged excepted as permitted under the Securities Act or applicable state securities law.

NOTE 9—REVERSE STOCK SPLIT

On July 8, 2010, the Company amended and restated its Certificate of Incorporation to (a) effect a one (1) for four hundred (400) reverse split of the outstanding shares of Common Stock, and (b) decrease the authorized shares of Common Stock from 150,000,000 shares to 75,000,000 shares, par value $.01 per share, and (c) increase the  authorized shares of Preferred Stock from 1,000,000 shares to 5,000,000 shares, par value $.01 per share, and (d) change the name of the Company to “IFLI Acquisition Corp.” Each four hundred (400) shares of Common Stock  outstanding on January 1, 2009 are deemed to be one (1) share of Common Stock of the Company. Fractional shares have been rounded up to the next whole share. All share and per share amounts have been restated to reflect the above referenced actions.

NOTE 10—STOCK-BASED COMPENSATION

During the year ended December 31, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Incentive Plan”), which permits the grant of stock options, restricted stock and other forms of share-based awards to its employees and service providers for up to 12,500 shares of the Company’s common stock. Options awards generally vest based on 3 years of continuous service and have 10-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Incentive Plan).

The Company’s total stock-based compensation cost was $0 and $221,981 for fiscal 2010 and 2009, respectively.

Stock Options

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model.  There were no new option grants during 2009 or 2010, and all outstanding options were terminated in 2010.  A summary of option activity under the Incentive Plan for the years ended December 31, 2010 and 2009 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average Exercise	Contractual
Options	Shares	Price	Term (in years)
Outstanding at January 1, 2009	2,578	$164	8.1
Exercised
Granted
Cancelled/Forfeited	(949)	40
Outstanding at December 31, 2009	1,629	$232	8.2
Exercised
Granted
Cancelled/Forfeited	(1,629)	232
Outstanding at December 31, 2010	—	$	0.0

Exercisable at December 31, 2010	—	$	0.0

A summary of the status of the Company’s non-vested shares as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value

Non-vested Shares
Non-vested, January 1, 2010	500		$252
Granted

Cancelled	(500)		(252)
Vested
Non-vested, December 31, 2010		$

As of December 31, 2010, the Company had no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Incentive Plan.

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

The Company granted one award of 313 shares of restricted stock in 2007, with an aggregate fair value of $381,250, of which $ 0 and $ 95,443 were recognized as compensation expense in fiscal 2010 and 2009, respectively. No shares have been forfeited and all 313 shares were vested as of December 31, 2010. No other restricted stock awards were granted in 2010 or 2009 or were outstanding as of December 31, 2010.

NOTE 11—WARRANTS

During the year ended December 31, 2007, the Company issued a total of 36,528 warrants to purchase common stock at prices ranging from $ 120 per share to $ 500 per share. Of this total, 34,940 were issued in connection with the Company’s December 2006 and August 2007 private placements, are fully vested and no charges to earnings were recognized. All of these warrants were outstanding as of December 31, 2010 and 2009 and expire during 2012. The remaining 1,588 warrants were issued as incentive compensation. Of these 1,588 warrants, 796 were outstanding and vested as of December 31, 2010 and 2009, 400 will expire in 2012 and the remainder will expire in 2017. In connection with these 1,588 warrants, no costs were recognized in 2010 or 2009.

NOTE 12—SUBSEQUENT EVENTS

Subsequent to the balance sheet date and through the date of the filing of this Form 10-K, the Company borrowed a total of $20,000 from AmeriFirst Trading Corp., a Florida corporation (“AmeriFirst”). The loans are interest free and are repayable on demand.  C. Leo Smith, the Company’s sole officer and director, is the sole officer, director and shareholder of AmeriFirst.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company did not generate any revenues during the fiscal year covered by this annual Report. During the period from January 11, 2010 to December 31, 2010, the Company’s financial information was maintained by C. Leo Smith, its Chief Financial Officer and Chief Executive Officer. Mr. Smith has employed the services of accounting and legal professionals to assist him in this regard. The Company believes that it has maintained disclosure controls and procedures that were designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rule and forms, and that such information was accumulated and communicated to Mr. Smith, the Company’s Chief Financial Officer and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15c and 15(d)-15(e). Under the supervision and with the participation of our management, including the Chief Financial Officer and the Chief Executive Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) and 15d-15(b) as of the end of the fiscal year covered by this Annual Report. Based on that evaluation, the Chief Financial Officer and the Chief Executive Officer have concluded that these disclosure controls and procedures are effective as of the end of the fiscal year covered by this Annual Report.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during the fiscal year covered by this Annual Report, except that in connection with Mr. Smith assuming the positions of Chief Financial Officer and Chief Executive Officer of the Company on January 11, 2010, he directed the Company to employ the services of accounting and financial individuals to assist him in implementing internal controls over our financial reporting. Under the supervision and with the participation of Mr. Smith, our Chief Financial Officer and Chief Executive Officer, we have evaluated the effectiveness of our internal controls over financial reporting as required by Exchange Act Rule 13a-15(d) and 15d-15(d) as of the end of the fiscal year covered by this Annual Report. Based on that evaluation, Mr. Smith has concluded that these internal controls over financial reporting are effective as of the end of the fiscal year covered by this Annual Report.

Item 9A (T) – Controls and Procedures

(a) (Not applicable to this Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

Item 9B – Other Information

-None-

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following persons were our directors and executive officers during the periods set forth below.

Name	Age	Position	Period of Service
C. Leo Smith	43	President, Secretary, Principal Executive Officer,	January 2010 to present
		Principal Financial Officer and Director

Jeffrey M. Jagid	42	Director	May 2007 to January 2010
		President and Principal Executive Officer	January 2010 to January 2010

Kevin Waldman	40	Director	June 2007 to January 2010
		Secretary and Principal Financial Officer	January 2010 to January 2010

Michael Keefe	54	General Counsel	March 2007 to November 2009
		Chief Financial Officer President	November 2007 to November 2009
			November 2008 to November 2009

C. Leo Smith was elected to the Board on January 11, 2010 and was subsequently appointed the Company’s President, Secretary, Principal Executive Officer and Principal Financial Officer. Mr. Smith is the sole member of Insurance Marketing Solutions LLC (“IMS”) which controls 77.15% of the Company’s voting securities. Since September 2006, Mr. Smith has provided business consulting services to a number of privately held domestic and foreign corporations. His consulting services have primarily been in the areas of marketing and/or manufacturing. Since July 2009 Mr. Smith has been the sole director of Osler Incorporated (“Osler”). Osler is a shell company as defined in Rule 12b-2 of the Exchange Act. Since September 2009, Mr. Smith has also served as the Chief Executive Officer and Chief Financial Officer of Osler. Mr. Smith previously served as the Chairman of the Board of Directors and Chief Executive Officer and Chief Financial Officer of Smith International Enterprises, Inc., d/b/a AmeriPlast Manufacturing, from the inception of the company in 1991 until it was sold in 2002. Ameriplast Manufacturing was a privately held manufacturer of pre-paid telephone calling cards and stored value cards, such as gift cards and credit cards. In April 2002, AmeriPlast Manufacturing was sold to Signature Graphics, Inc., a privately held company. In June 2002 Signature Graphics, Inc., which had previously acquired all of the assets and liabilities of AmeriPlast Manufacturing, filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Middle District of Florida-Orlando Division. The proposed reorganization plan of Signature Graphics, Inc. was rejected, and was converted into a Chapter 7 Liquidation in March 2003. Mr. Smith subsequently filed for Chapter 7 Personal Bankruptcy on October 14, 2005. That filing was caused by the fact that all of the assets, equipment, and machinery leases and mortgages of AmeriPlast Manufacturing were personally guaranteed by Mr. Smith. He was discharged from bankruptcy on April 4, 2006 by Judge Raymond B. Ray. In 2003, subsequent to the sale of Ameriplast Manufacturing, Mr. Smith formed and founded Advanced Imaging Systems, Inc., a privately held company. Advanced Imaging Systems’ business was similar to that of AmeriPlast Manufacturing, but on a smaller scale, though far more automated and sophisticated. The eventual goal of Advanced Imaging Systems was to concentrate strictly on manufacturing and developing secured credit cards, smart cards, and biometric cards. In the latter part of 2003, Advanced Imaging Systems was acquired by a publicly held company, A. M. S. Marketing, Inc., which company was subsequently renamed International Imaging Systems, Inc. Mr. Smith was the Chief Executive Officer of International Imaging Systems, Inc. until the company was sold to a private investment group in September 2006.

Jeffrey M. Jagid joined our Board of Directors on May 1, 2007. On January 11, 2010 he served as our President and Principal Executive Officer. Mr. Jagid resigned his positions with the Company upon IMS’ acquisition of a controlling interest in the Company. Mr. Jagid has been the Chairman of the Board of I.D. Systems, Inc., a provider of advanced wireless solutions for tracking and managing enterprise assets, since June 2001 and its Chief Executive Officer since June 2000. Prior thereto, he served as its Chief Operating Officer. Since he joined I.D. Systems, Inc. in 1995, Mr. Jagid also has served as a director as well as the I.D. Systems’ General Counsel. Mr. Jagid received a Bachelor of Business Administration from Emory University in 1991 and a Juris Doctor degree from the Benjamin N. Cardozo School of Law in 1994. Prior to joining I.D. Systems, Mr. Jagid was a corporate litigation associate at the law firm of Tannenbaum Helpern Syracuse & Hirschtritt LLP in New York City. He is a member of the Bar of the States of New York and New Jersey. Mr. Jagid is also a director of Coining Technologies, Inc. and sits on the executive committee of the NJ-PA Council of the AEA (formerly the American Electronics Association). I.D. Systems, Inc. trades on the NASDAQ Global Market under the ticker “IDSY”.

Kevin Waldman joined our Board of Directors on June 12, 2007. On January 11, 2010 he served as our Secretary and Principal Financial Officer. Mr. Waldman resigned his positions with the Company upon IMS’ acquisition of a controlling interest in the Company. Mr. Waldman is a Managing Director of Veronis Suhler Stevenson (VSS”), a private equity firm that invests in buyout and structured capital funds in the media, communications, information and education industries in North America and Europe. Mr. Waldman has been with VSS since 1996, and has a broad range of experience with numerous sectors within the media and communications industries, including directory publishing, radio and television broadcasting, cable television, business information, marketing services, wireless communication towers and telecommunication services. Mr. Waldman has been active across a range of VSS portfolio companies, including ITN Networks, DOAR Communications Inc., Riviera Broadcast Group, Golden State Towers, User-Friendly Phone Book, Birch Telecom, Broadcasting Partners Holdings, Spectrum Resources Towers and Triax Midwest Associates. Mr. Waldman currently serves as a member of the Board of ITN Networks, User-Friendly, DOAR Communications Inc. and Riviera Broadcast Group. He previously served as a member of the Boards of Golden State Towers and Ionex Telecommunications. Prior to joining VSS, Mr. Waldman worked at JP Morgan & Co. Mr. Waldman holds a Bachelor of Science degree from Syracuse University.

Michael C. Keefe joined us on March 28, 2007 and served as our President, Chief Financial Officer and General Counsel from November 1, 2008 to November 19 2009. Upon joining us in March 2007, Mr. Keefe was our President of Legal and Business Affairs and became our Executive Vice President, General Counsel and Corporate Secretary in September 2007. Mr. Keefe became our Acting Chief Financial Officer on November 20, 2007. Prior to his employment with us, Mr. Keefe previously served in various legal roles with Lucent Technologies for ten years since its inception in 1996, including the last four as the Law Vice President, Corporate. Mr. Keefe was responsible for all legal aspects of SEC reporting and compliance, corporate governance, mergers and acquisitions, project and corporate finance and numerous other areas. Prior to Lucent Technologies, Mr. Keefe served in various legal roles with AT&T and was in private practice at the law firm McCarter & English, LLP. Mr. Keefe, a former Certified Public Accountant, began his career at Coopers & Lybrand, a predecessor firm to Price Waterhouse Coopers LLP. Mr. Keefe graduated from Seton Hall University School of Law and from Seton Hall University with a Bachelor of Science degree in Business Administration.

Changes in Directors and Executive Officers

Effective November 19, 2009, Michael C. Keefe, previously our President, General Counsel and Chief Financial Officer, resigned from his positions with us. Effective January 11, 2010, Jeffrey M. Jagid and Kevin Waldman, previously members of our Board of Directors, resigned as directors and from all other positions they held with the Company. Our sole officer and director presently and since January 11, 2010 has been, C. Leo Smith.

Term of Offices

Members of our Board of Directors are elected for one year terms, expiring at the next annual stockholders meeting or until their successors are duly elected and qualified. Officers do not have specified terms of office and serve at the discretion of the Board of Directors.

Family Relationships

There are no family relationships by and among the individuals who have comprised or now comprise our Board of Directors, management and other key personnel.

Code of Ethics

We have adopted a written code of ethics that applies and will apply to our principal executive officer and all of our financial officers, including our chief financial officer and our controller. This code is intended to promote honest and ethical conduct, full and accurate reporting and compliance with laws, as well as other matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons beneficially owning more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission and to provide us with initial reports of ownership, reports of changes in ownership and annual reports of ownership of our common stock and other equity securities. Based solely upon a review of such reports furnished to us by our directors, executive officers and 10% beneficial owners, we believe that all Section 16(a) reporting requirements were timely fulfilled during 2010.

Audit Committee Financial Expert

The Company does not presently have an “audit committee financial expert”.

Item 11 – Executive Compensation

Compensation Tables

Summary Compensation Table

The following table summarizes the total compensation awarded to our Chief Executive Officer, Chief Financial Officer and other named executive officers in 2010 and 2009:
Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		All Other Compensation ($)	Total ($)

C. Leo Smith CEO and CFO	2010	-0-	-0-	-0-		-0-	-0-

Michael C. Keefe President, CFO and General Counsel	2009	183,308	-0-	95,443	(1)	-0-	278,751

(1)
Represents the expense to us pursuant to GAAP for the respective years for restricted stock granted to Mr. Keefe as long-term incentives pursuant to our 2006 Equity Incentive Plan. See notes to the financial statements in this Annual Report on Form 10-K for the assumptions used in valuing the expense under GAAP. The total number of shares of common stock awarded to Mr. Keefe as compensation for services as an executive officer was 313 shares.

Compensation Committee Interlocks and Insider Participation

The Company does not have an independent Compensation Committee as its sole officer and director is C. Leo Smith. None of our executive officers currently serve, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Compensation Committee.

Compensation of Directors

The Company’s directors did not receive any compensation during the year ended December 31, 2010.

Directors’ and Officers’ Insurance

We currently maintain a directors’ and officers’ liability insurance policy that provides our directors and officers with liability coverage relating to certain potential liabilities.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 18, 2011 by:

-Each person known to be the beneficial owner of 5% or more of our outstanding common stock

-Each of our executive officers named in the Summary Compensation Table

-Each of our directors, and

-All of our executive officers and directors as a group

Beneficial ownership is determined in accordance with the rules of the SEC and is calculated based on shares of our common stock issued and outstanding on March 18, 2011. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options, warrants and/or convertible notes held by that person that are currently exercisable or convertible, as appropriate, or will become exercisable or convertible within 60 days of the reporting date are deemed outstanding, even if they have not actually been exercised or converted. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of March 18, 2011 we had 1,982,788 shares of common stock outstanding and 18,000 shares of Series ‘A’ Preferred Stock. Each share of Series ‘A’ Preferred Stock is convertible, subject to the condition set forth in the footnotes below, into 2.5 shares of post-reverse split common stock for an aggregate of 45,000 post-reverse split common shares upon conversion of all Series ‘A’ Preferred Stock.

Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares of common stock set forth opposite the stockholder’s name. The address of each stockholder is listed in the footnotes to the table. Unless otherwise indicated by footnote below, the Percent of Class information does not reflect the potential conversion of Series ‘A’ Preferred Shares into common stock.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent Of Class

5% Stockholders
Insurance Marketing Solutions LLC (1) 3960 N. Andrews Avenue, Oakland Park, FL 33309	1,512,353	74.58%

Named Executive Officers and Directors	1,512,353
C. Leo Smith (1)	50,000	74.58%

Jeffrey M. Jagid (3)	50,000	2.47%

Kevin Waldman (3)	25,000	2.47%

Michael C. Keefe (2)		1.23%

All named executive officers and directors as a group (4 persons)	1,637,353	80.75%

(1)
Consists entirely of shares of the Company’s Common Stock. The shares are held of record by Insurance Marketing Solutions LLC, a Florida limited liability company (“IMS”), whose sole member is C. Leo Smith, the Company’s sole officer and director. Accordingly, Mr. Smith, through his ownership of IMS, controls these shares.

(2)	Consists of 10,000 shares of Series ‘A’ Preferred Stock convertible into 25,000 shares of Common Stock.
(3)	Messrs. Jagid and Waldman resigned as officers and directors of the Company during the month of January 2010.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2010 with respect to our equity compensation plans, for which our common stock is authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights Note(1)	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	12,500	$—	12,500
Equity compensation plans not approved by security holders	—	—	—
Total	12,500	$—	12,500

Notes:

(1) Exercise prices to be determined when and if such securities are issued.

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

Director Independence and Board Committees

The Company has no Board of Directors committees and presently has only one director, C. Leo Smith, who also serves as the Company’s Principal Executive Officer and Principal Financial Officer.

Item 14 – Principal Accounting Fees and Services

Rothstein, Kass & Company, P.C., served as the Company’s independent public accountants for the years ended December 31, 2010 and 2009.

During the last two years, Rothstein, Kass & Company, P.C., billed the Company the following fees for its services:

	Year Ended December 31, 2010		Year Ended December 31, 2009
Audit Fees		$30,000	$15,265
Audit Related Fees		$—	$—
Tax Fees		$7,500	$30,000
All Other Fees	$		$—

Total		$37,500	$45,265

The tax fees are related to preparation and filing of federal, state and local income tax returns for the Company and its subsidiaries. The Company does not have a pre-approval policy for the retention of its auditors. However, the audit committee of the Board of Directors authorizes the retention of the auditors, and the Company has not used its auditors for any non-audit work other than the preparation and filing of federal, state and local income tax returns.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

(a)    Financial Statements. The following financial statements of IFLI Acquisition Corp. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statements of Changes in Stockholders’ Equity
Statements of Cash Flows
Notes to the Financial Statements

See Exhibit Index on page immediately following the signature pages of this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IFLI Acquisition Corp.

Date: March 30, 2011	By:	/s/ C. Leo Smith
C. Leo Smith, Principal Executive and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:.

Signature	Title	Date

/s/ C. Leo Smith
C. Leo Smith	Principal Executive, Principal Financial Officer and Sole Director	March 30, 2011

EXHIBIT INDEX

Exhibit Number	Description

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

3.3
Certificate of Amendment to Certificate of Incorporation of Paligent Inc. filed with the Secretary of State of the State of Delaware on November 28, 2006, to be effective as of November 29, 2006 to give effect to the reverse stock split (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on December 5, 2006).

3.4
Certificate of Amendment to Certificate of Incorporation of Paligent Inc. filed with the Secretary of State of the State of Delaware on November 28, 2006, to be effective as of November 29, 2006 to change the Registrant’s name to International Fight League, Inc. (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed on December 5, 2006).

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

3.7
Certificate of Amendment to the Registrant’s Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware and effective on July 8, 2010 (incorporated by reference to: Exhibit “A” to the Registrant’s Definitive Schedule 14C Information Statement filed and mailed to the Company’s shareholders on June 14, 2010; and by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K filed July 12, 2010).

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

10.1
Asset Purchase Agreement, dated September 19, 2008, between IFL Corp. and HD Net LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on September 24, 2008).

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

10.5†
Letter of Intent, dated January 15, 2007, between International Fight League, Inc., Fox Cable Networks, Inc. and My Network TV, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-140636) filed on February 12, 2007).

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

10.12*
Amended and Restated Agreement and General Release dated June 19, 2007, between Salvatore A. Bucci and International Fight League, Inc. (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed June 22, 2007).

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

99.1	Disclosure Statement for IFL Corp.’s Plan of Liquidation (incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 10-Q filed by the registrant on August 19 2009).

99.2
IFL Corp.’s Plan of Liquidation (attached as Exhibit A for IFL Corp.’s Disclosure Statement (incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 10-Q filed by the registrant on August 19 2009).

* Indicates management contract or compensatory plan or arrangement.

† Confidential treatment has been granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The omitted portions of this agreement have been separately filed with the Commission.