Form 10-Q
period 2011-03-31
IFLI Acquisition Corp.
filed 2011-05-11
CIK 885475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM__________ to __________

Commission File Number: 000-21134

IFLI ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2893483
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

3960 N Andrews Avenue
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
Yes  ☒     No  ☐

As of May 2, 2011, there were 2,007,788 shares of Common Stock, par value $0.01 per share, outstanding.

IFLI Acquisition Corp.
(Formerly International Fight League, Inc)
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2011

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. IFLI Acquisition Corp. (the “Registrant”, the “Company”, “IFL”, “IFLI”, “we”, “us”, or “our”) believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. The following condensed financial statements should be read in conjunction with the year-end financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

IFLI Acquisition Corp.
(Formerly International Fight League, Inc)
CONDENSED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2011	2010
	(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash	$8,701	$151
Prepaid Expenses	95,715	101,033

TOTAL CURRENT ASSETS	$104,416	$101,184

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$8,361	$13,390
Accrued Expenses and Other Current Liabilities	17,500	27,500
Demand Loan Payable	35,000	—

TOTAL CURRENT LIABILITIES	60,861	40,890

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 Par Value; 5,000,000 Shares Authorized; 18,000 Shares of Series ‘A’ Convertible Preferred Stock Issued and Outstanding at March 31, 2011 and at December 31, 2010	180	180

Common Stock, $.01 Par Value; 75,000,000 Shares Authorized: 1,982,788 Shares Issued and Outstanding at March 31, 2011 and at December 31, 2010	19,828	19,828

Additional Paid-In Capital	37,301,772	37,301,772

Accumulated Deficit	(37,278,225)	(37,261,486)

TOTAL STOCKHOLDERS’ EQUITY	43,555	60,294

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$104,416	$101,184

The accompanying notes are an integral part of the condensed interim financial statements.

IFLI Acquisition Corp.
(Formerly International Fight League, Inc)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2011	2010
REVENUES	$—	$—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,694	45,656

OTHER EXPENSES:
Interest Expense	(45)	(15)
TOTAL OTHER EXPENSES	(45)	(15)

NET LOSS	(16,739)	(45,671)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$(0.23)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	1,982,788	200,435

The accompanying notes are an integral part of the condensed interim financial statements.

IFLI Acquisition Corp.
(Formerly International Fight League, Inc)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,739)	$(45,671)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used In) Operating Activities:
Changes in Operating Assets and Liabilities:
Prepaid Expenses	5,319	5,318
Accounts Payable	(5,030)	(100)
Accrued Expenses and Other Current Liabilities	(10,000)	(29,699)
Demand Loan Payable	35,000	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,550	(70,152)

CASH PROVIDED BY FINANCING ACTIVITIES:
Sale of Series A Convertible Preferred Stock	—	100,000

NET INCREASE IN CASH	8,550	29,848

CASH AT BEGINNING OF PERIOD	151	24,699

CASH AT END OF PERIOD	$8,701	$54,547

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period for Interest	$45	$15

The accompanying notes are an integral part of the condensed interim financial statements.

IFLI Acquisition Corp.
(Formerly International Fight League, Inc)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

NOTE A -	DESCRIPTION OF BUSINESS AND SUMMARY OF SELECTED ACCOUNTING POLICIES -

Description of Business:
IFLI Acquisition Corp., formerly International Fight League, Inc. (the “Company”), was incorporated in the State of Delaware on May 8, 1992. The Company’s offices are located in Oakland Park, Florida.

Effective January 15, 2010, the Company completed the liquidation of its wholly-owned subsidiary in accordance with the terms of the subsidiary’s bankruptcy proceedings. The Company presently has no business operations.

Basis of Presentation:

The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. The condensed balance sheet as of March 31, 2011 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these condensed interim financial statements. The Company believes the disclosures presented are adequate to make the information not misleading.

These interim financial statements reflect all normal adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations expected for the full year ended December 31, 2011. These financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2010.

On July 8, 2010, the Company’s stockholders approved a 1:400 reverse stock split of the Company’s Common Stock (see Note F). All of the share and per share amounts discussed in this Quarterly Report on Form 10-Q have been adjusted to reflect the effect of this reverse split.

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

Fair Value of Assets and Liabilities:
The carrying amounts of the Company’s assets and liabilities at March 31, 2011 and December 31, 2010 approximate fair value.

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

Prepaid expenses consist of officers’ and directors’ errors and omission insurance. Costs are amortized ratably over the term of the policy using the straight line method.

NOTE C -	DEMAND LOAN OBLIGATION –

In January, 2011, the Company entered into an interest-free, demand loan agreement with Amerifirst Trading Corp. to borrow up to $50,000 to fund the Company’s operations. Amerifirst Trading Corp. is controlled by the Company’s sole officer and director, Mr. C. Leo Smith. As of March 31, 2011, $35,000 of the $50,000 original principal amount of that loan has been funded and advanced to the Company.

NOTE D -	INCOME TAXES –

At March 31, 2011, the Company has a net operating loss carry-forward of approximately $38 million. The ultimate utilization of the net operating loss resulting from the change in majority ownership, which has no effect on the condensed interim financial statements at March 31, 2011, has not been determined.

NOTE E -	SALE OF PREFERRED STOCK –

On January 11, 2010, the Company sold 730,941 shares of its Series ‘A’ Convertible Preferred Stock (the “Preferred Stock”) to Insurance Marketing Solutions, LLC, a Florida limited liability corporation (“IMS”), pursuant to the terms of the Series ‘A’ Preferred Stock Agreement (the “Agreement”). Mr. C. Leo Smith was then and is currently the sole and Managing Member of IMS, and is currently also the sole officer and director of the Company. Pursuant to the terms of the Agreement, IMS acquired the shares of Preferred Stock in consideration of $100,000.

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

During August, September and November 2010, 712,941 outstanding shares of the Company’s Series ‘A’ Convertible Preferred Stock, $.01 par value, were converted by stockholders into 1,782,353 shares of the Company’s Common Stock, $.01 par value.

IFLI Acquisition Corp.
(Formerly International Fight League, Inc)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

NOTE E -	SALE OF PREFERRED STOCK – (Continued)

At March 31, 2011, 18,000 shares of Preferred Stock were issued and outstanding. In the event that all of these shares of Preferred Stock were to be converted into shares of Common Stock, the Company would be required to issue an additional 45,000 shares of Common Stock. The Preferred Shares have not been registered under the Securities Act of 1933 (the “Securities Act”) or qualified under any applicable state securities law, as amended, and may not be sold, transferred, assigned, or pledged except as permitted under the Securities Act or applicable state securities law.

NOTE F -	REVERSE STOCK SPLIT –

On July 8, 2010, the Company amended and restated its Certificate of Incorporation to (a) effect a one (1) for four hundred (400) reverse split of the outstanding shares of Common Stock, and (b) decrease the authorized shares of Common Stock from 150,000,000 shares to 75,000,000 shares, par value $.01 per share, and (c) increase the authorized shares of Preferred Stock from 1,000,000 shares to 5,000,000 shares, par value $.01 per share, and (d) change the name of the Company to “IFLI Acquisition Corp.” Each four hundred (400) shares of Common Stock outstanding at 4:00 P.M. EDT on June 30, 2010 were deemed to be one (1) share of Common Stock of the Company. Fractional shares have been rounded up to the next whole share. All share and per share amounts have been restated to reflect the above referenced actions.

NOTE G -	STOCK OPTIONS –

At January 1, 2010, the Company had 1,629 options outstanding to purchase Common Stock, relating to the previously adopted 2006 Equity Incentive Plan. All remaining options were cancelled during the three months ended March 31, 2010. On April 12, 2010, all outstanding stock options expired.

NOTE H -	WARRANTS –

At September 30, 2010, the Company had 36,528 stock purchase warrants outstanding entitling holders to purchase the same number of shares of Common Stock at prices from $120.00 to $500.00 per share. All costs for the issuance of these warrants have been recognized in prior periods; therefore no charges were recognized during the three months ended March 31, 2011 or during 2010.

NOTE I -	RESTRICTED STOCK –

The fair value of restricted stock awards is determined based upon the number of shares awarded and the quoted price of our Common Stock on the date of the grant. The fair value of the award is recognized as an expense over the service or investing period, net of forfeiture, using the straight-line method under GAAP. Because the Company does not have historical data on forfeitures and has made only one (1) grant of restricted stock, forfeitures are calculated based upon the actual forfeitures, not estimates or assumptions. There was no compensation expense in connection with the restricted stock awards during 2011 or 2010, as all of the shares of the previously issued award were vested. Three hundred thirteen (313) shares of such restricted stock are currently outstanding.

NOTE J -	SUBSEQUENT EVENTS –

During April 2011, 10,000 outstanding shares of the Company’s Preferred Stock, $.01 par value, were converted by a shareholder into 25,000 shares of the Company’s Common Stock, $.01 par value.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. In addition to historical information, this discussion and analysis contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance and the industries in which we operate as well as on our management’s assumptions. These forward-looking statements involve risks and uncertainties. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “objective,” “may,” “might,” “should,” “could,” “can,” “intend,” “expect,” “believe,” “estimate,” “predict,” “targets,” “goals,” “projects,” “seeks,” “potential,” “plan,” “is designed to,” or the negative of these and similar expressions identify forward-looking statements. While we believe our plans, intentions and expectations reflected in those forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. Other than as required by applicable securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under Item 1A,”Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2010 and elsewhere in this Quarterly Report on Form 10-Q.

Overview, Discontinued Operations and Sale of Assets

Our former business was founded in 2005 to organize, host and promote live and televised professional mixed martial arts (“MMA”) sporting events under the name “International Fight League” or “IFL” and to capitalize on the growing popularity of MMA in the United States and around the world. In June 2008, we announced that our event scheduled for August 15, 2008 had been canceled, and on September 15, 2008, our wholly-owned subsidiary, “IFLC”, through which we conducted our operations and which held substantially all of our assets, voluntarily filed a petition for reorganization relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”). IFLC’s bankruptcy case is docketed as In re IFL Corp., Case No. 08-13589 (MG). On November 17, 2008, IFLC sold substantially all of its assets to HD Net LLC (“HD Net”) for $650,000 cash and the assumption by HD Net of certain obligations, pursuant to a sale under Section 363 of the Bankruptcy Code, which was approved by the Court on October 28, 2008. On September 14, 2009, the Court entered an order (the “Confirmation Order”) confirming a plan of liquidation of IFLC (the “Plan”). Pursuant to the Plan, IFLC’s remaining assets were used to satisfy its creditors, and all of IFLI’s equity interests in IFLC were terminated with no payment to IFLI. The liquidation of IFLC was completed on January 15, 2010. As a result, all balance sheets and statements of financial condition after January 1, 2010 include only the financial information of IFLI Acquisition Corp. (formerly, International Fight League Inc.).

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

We will continue to incur ongoing losses, which, however, will be greatly reduced due to the inactive nature of our business. Nevertheless, losses will be incurred to pay ongoing reporting expenses, including for legal and accounting services, as necessary to maintain the Company as a public entity, as well as some other minimal operating expenses, while searching for merger or acquisition candidates. In January, 2011 we entered into an interest-free demand loan obligation with Amerifirst Trading Corp., a company controlled by our sole officer and director, Mr. C. Leo Smith. Under the loan agreement, we are able to borrow up to $50,000 to fund our operations. At the date of this report, $35,000 of the maximum principal amount of the loan has been funded and advanced to the Company.

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

Results of Operations

We had no revenue for the three months ended March 31, 2011, and a loss of $16,739, as compared to no revenue for the three months ended March 31, 2010 and a loss of $45,671. The decrease in the loss in the 2011 first quarter compared to the loss in the 2010 first quarter was due to reduced G&A expenses. Selling, general and administrative expenses were $16,694 and $45,656 for the three month periods ended March 31, 2011 and March 31, 2010, respectively. The decrease in selling, general and administrative expenses in the 2011 first quarter compared to the 2010 first quarter was primarily due to the reduction in professional fees necessary to maintain the Company as a reporting company.

Liquidity, Capital Resources and Going Concern

At March 31, 2011, our cash was $8,701.

Our Board of Directors, on a time available basis, is exploring options to realize value for our stockholders, which may include seeking a reverse merger transaction with a party having on-going operations. We have no present avenues of financing, no source of revenues, and no present plans to obtain interim financing while continuing to explore our options.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements.

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

Changes in Internal Controls Over Financial Reporting- There have been no changes in the Company’s internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during the quarter covered by this Report. During the first quarter of 2010, when Mr. Smith assumed the positions of Chief Executive Officer and Chief Financial Officer of the Company, he directed the Company to employ the services of accounting and financial individuals to assist him in implementing internal controls over our financial reporting. Under the supervision and with the participation of Mr. Smith, our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal controls over financial reporting as required by Exchange Act Rule 13a-15 (d) and 15d-15(d) as of the end of the period covered by this report. Based on that evaluation, Mr. Smith has concluded that these internal controls over financial reporting are effective as of the end of the period covered by this report.

Item 4T. Controls and Procedures

Not Applicable.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

On September 15, 2008, our former wholly-owned subsidiary, IFLC, through which we previously conducted our operations, voluntarily filed a petition for reorganization relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. IFLC’s bankruptcy case is docketed as In re IFL Corp. , Case No. 08-13589 (MG). On August 5, 2009, the Court approved a disclosure statement (the “Disclosure Statement”) filed by IFLC, which described its plan of liquidation (the “Plan”), which is attached to the Disclosure Statement. Pursuant to the Plan, IFLC’s remaining assets were used to satisfy its creditors, and IFLI’s equity interest in IFLC was terminated with no payment to IFLI. A hearing to confirm the Plan was held on September 14, 2009, at which time the Court confirmed the Plan. This resulted in termination of our interest in IFLC with no payment to us. The liquidation of IFLC was completed on January 15, 2010.

Item 1A. Risk Factors

There have been no material changes in the risk factors that were previously disclosed in Item 1A, “Risk Factors,” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

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

Date: May 9, 2011

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