Form 10-Q
period 2011-06-30
IFLI Acquisition Corp.
filed 2011-08-10
CIK 885475

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2011

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
Yes  ☒     No  ☐

As of August 1, 2011, there were 2,027,788 shares of Common Stock, par value $0.01 per share, outstanding.

IFLI Acquisition Corp.
(Formerly International Fight League, Inc)
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2011

ii

PART I – FINANCIAL INFORMATION

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

IFLI Acquisition Corp.
(Formerly International Fight League, Inc)
CONDENSED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2011	2010
	(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash	$4,023	$151
Prepaid Expenses	90,398	101,033

TOTAL CURRENT ASSETS	$94,421	$101,184

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$14,236	$13,390
Accrued Expenses and Other Current Liabilities	17,500	27,500
Loan Payable	45,000	—

TOTAL CURRENT LIABILITIES	76,736	40,890

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 Par Value; 5,000,000 Shares Authorized; No Shares of Series A Convertible Preferred Stock Issued and Outstanding at June 30, 2011 and 18,000 Shares Issued and Outstanding at December 31, 2010	—	180

Common Stock, $.01 Par Value; 75,000,000 Shares Authorized; 2,027,788 Shares Issued and Outstanding at June 30, 2011 and 1,982,788 Shares Issued and Outstanding at December 31, 2010	20,278	19,828

Additional Paid-In Capital	37,301,541	37,301,772

Accumulated Deficit	(37,304,134)	(37,261,486)

TOTAL STOCKHOLDERS’ EQUITY	17,685	60,294

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,421	$101,184

The accompanying notes are an integral part of the condensed interim financial statements.

IFLI Acquisition Corp.
(Formerly International Fight League, Inc)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2011	2010	2011	2010
REVENUES	$—	$—	$—	$—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	25,820	28,162	42,513	73,818

OTHER INCOME (EXPENSES):
Interest Expense	(90)	—	(135)	(15)
Interest Income	—	5	—	5
TOTAL OTHER INCOME (EXPENSES) – NET	(90)	5	(135)	(10)

NET LOSS	$(25,910)	$(28,157)	$(42,648)	$(73,828)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$(0.14)	$(0.02)	$(0.37)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –BASIC AND DILUTED	2,017,458	200,435	2,000,219	200,435

The accompanying notes are an integral part of the condensed interim financial statements.

IFLI Acquisition Corp.
(Formerly International Fight League, Inc)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE
	SIX MONTHS ENDED
	JUNE 30
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(42,648)	$(73,828)

Changes in Operating Assets and Liabilities:
Prepaid Expenses	10,635	10,635
Accounts Payable	846	(750)
Proceeds From Loan Payable	45,000	—
Accrued Expenses and Other Current Liabilities	(10,000)	(34,699)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,833	(98,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Series A Convertible Preferred Stock	—	100,000
Refund of S-1 Overpayment	39	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	39	100,000

NET INCREASE IN CASH	3,872	1,358

CASH AT BEGINNING OF PERIOD	151	24,699

CASH AT END OF PERIOD	$4,023	$26,057

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period for Interest	$—	$15

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

Basis of Presentation:

The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. The condensed balance sheet as of December 31, 2010 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these condensed interim financial statements. The Company believes the disclosures presented are adequate to make the information not misleading.

These interim financial statements reflect all normal adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the results of operations expected for the full year ended December 31, 2011. These interim financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2010.

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

Fair Value of Assets and Liabilities:
The carrying amounts of the Company’s assets and liabilities at June 30, 2011 and December 31, 2010 approximate fair value.

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

Earnings (Loss) Per Share:

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share is similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The potentially dilutive securities have been excluded from the calculation because their effect would be anti-dilutive.

NOTE B -	PREPAID EXPENSES –

Prepaid expenses consist of officers’ and directors’ errors and omission insurance. Costs are amortized ratably over the term of the policy using the straight line method.

NOTE C -	DEMAND LOAN OBLIGATION –

In January 2011, the Company entered into an interest-free, demand loan agreement with Amerifirst Trading Corp. to borrow up to $50,000 to fund the Company’s operations. In May 2011, the Company entered into an interest-free, demand loan agreement with Amerifirst Trading Corp. to increase that loan agreement to $75,000 to fund the Company’s operations.  Amerifirst Trading Corp. is controlled by the Company’s sole officer and director, Mr. C. Leo Smith. As of June 30, 2011, $45,000 of the $75,000 principal amount of that loan has been funded and advanced to the Company.

NOTE D -	INCOME TAXES –

At June 30, 2011, the Company has a net operating loss carry-forward of approximately $38 million. The ultimate utilization of the net operating loss resulting from the change in majority ownership, which has no effect on the condensed interim financial statements at June 30, 2011, has not been determined.

NOTE E -	SALE OF PREFERRED STOCK –

On January 11, 2010, the Company sold 730,941 shares of its Series ‘A’ Convertible Preferred Stock (the “Preferred Stock”) to Insurance Marketing Solutions, LLC, a Florida limited liability corporation (“IMS”), pursuant to the terms of the Series ‘A’ Preferred Stock Purchase Agreement (the “Agreement”). Mr. C. Leo Smith was then and is currently the sole and Managing Member of IMS, and is currently also the sole officer and director of the Company. Pursuant to the terms of the Agreement, IMS acquired the shares of Preferred Stock in consideration of $100,000.

Each share of Preferred Stock is convertible into 2.5 shares of the Company’s common stock (the “Common Stock”) and is entitled to 2.5 votes on all transactions submitted to the stockholders of the Company. In addition, in connection with any vote or written consent with respect to the election of directors of the Company, the holders of record of the shares of Preferred Stock, and as a separate class, are entitled to elect the majority of directors of the Company. Accordingly, the former holders of Preferred Stock possess control over the Company.

During August, September and November 2010, 712,941 outstanding shares of the Company’s Series ‘A’ Convertible Preferred Stock, $.01 par value, were converted by stockholders into 1,782,353 shares of the Company’s Common Stock, $.01 par value.  During April and May 2011, 18,000 shares of the Company’s Series ‘A’ Convertible Preferred Stock, $.01 par value, were converted by stockholders into 45,000 shares of the Company’s Common Stock, $.01 par value.  Accordingly, at June 30, 2011, no shares of the Company’s Series ‘A’ Convertible Preferred Stock, $ .01 par value, remained issued and outstanding.

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

At September 30, 2010, the Company had 36,528 stock purchase warrants outstanding entitling holders to purchase the same number of shares of Common Stock at prices from $120.00 to $500.00 per share. All costs for the issuance of these warrants have been recognized in prior periods; therefore no charges were recognized during the six months ended June 30, 2011 or during 2010.

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

The Company has evaluated the need to disclose events subsequent to the balance sheet date through the filing date of this Form 10-Q and have no events to report.

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

Overview, Discontinued Operations and Sale of Assets

Our former business was founded in 2005 to organize, host and promote live and televised professional mixed martial arts (“MMA”) sporting events under the name “International Fight League” or “IFL” and to capitalize on the growing popularity of MMA in the United States and around the world. In June 2008, we announced that our event scheduled for August 15, 2008 had been canceled, and on September 15, 2008, our wholly-owned subsidiary, “IFLC”, through which we conducted our operations and which held substantially all of our assets, voluntarily filed a petition for reorganization relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”). IFLC’s bankruptcy case is docketed as In re IFL Corp., Case No. 08-13589 (MG). On November 17, 2008, IFLC sold substantially all of its assets to HD Net LLC (“HD Net”) for $650,000 cash and the assumption by HD Net of certain obligations, pursuant to a sale under Section 363 of the Bankruptcy Code, which was approved by the Court on October 28, 2008. On September 14, 2009, the Court entered an order (the “Confirmation Order”) confirming a plan of liquidation of IFLC (the “Plan”). Pursuant to the Plan, IFLC’s remaining assets were used to satisfy its creditors, and all of IFLI’s equity interests in IFLC were terminated with no payment to IFLI. The liquidation of IFLC was completed on January 15, 2010. As a result, all balance sheets and statements of operations after January 1, 2010 include only the financial information of IFLI Acquisition Corp. (formerly, International Fight League Inc.).

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

We will continue to incur ongoing losses, which, however, have been greatly reduced due to the inactive nature of our business. Nevertheless, losses will be incurred to pay ongoing reporting expenses, including for legal and accounting services, as necessary to maintain the Company as a public entity, as well as some other minimal operating expenses, while searching for merger or acquisition candidates. In January 2011 we entered into an interest-free demand loan obligation, subsequently amended in May 2011, with Amerifirst Trading Corp. (“Amerifirst”), a company controlled by our sole officer and director, Mr. C. Leo Smith. Under the loan agreement, we are able to borrow up to $75,000 to fund our operations. At the date of this report, $45,000 has been advanced to the Company by Amerifirst.

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

Results of Operations

We had no revenue for the three months ended June 30, 2011, and a loss of $25,910, as compared to no revenue for the three months ended June 30, 2010 and a loss of $28,157. The decrease in the loss in the 2011 second quarter compared to the loss in the 2010 second quarter was due to reduced G&A expenses. Selling, general and administrative expenses were $25,820 and $28,162 for the three month periods ended June 30, 2011 and June 30, 2010, respectively. The decrease in selling, general and administrative expenses in the 2011 second quarter compared to the 2010 second quarter was primarily due to the reduction in professional fees necessary to maintain the Company as a reporting company.

We had no revenue for the six months ended June 30, 2011, and a loss of $42,648, as compared to no revenue for the six months ended June 30, 2010 and a loss of $73,828. The decrease in the loss in the 2011 six month period compared to the loss in the 2010 six month period was due to reduced G&A expenses. Selling, general and administrative expenses were $42,513 and $73,818 for the six month periods ended June 30, 2011 and June 30, 2010, respectively. The decrease in selling, general and administrative expenses in the 2011 six month period compared to the 2010 six  month period was primarily due to the reduction in professional fees necessary to maintain the Company as a reporting company.

Liquidity, Capital Resources and Going Concern

At June 30, 2011, our cash was $4,023.

Our Board of Directors, on a time available basis, is exploring options to realize value for our stockholders, which may include seeking a reverse merger transaction with a party having on-going operations. We have no present avenues of financing, no source of revenues, and no present plans to obtain interim financing while continuing to explore our options.

As a result of the foregoing, our lack of liquidity and funding sources poses a substantial risk to our ongoing viability. The condensed interim financial statements in this report have been prepared on an on-going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The forgoing conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements.

Item 3 Quantitative and Qualitative Disclosure about Market Risk

Not Applicable

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures- The Company did not generate any revenues during the period covered by this Report. During the period from January 11, 2010 through the end of the period covered by this Report, the Company’s financial information was maintained by C. Leo Smith, its Chief Financial Officer and Chief Executive Officer. Mr. Smith has employed the services of accounting and legal professionals to assist him in this regard. The Company believes that it maintained disclosure controls and procedures that were designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to Mr. Smith, the Company’s Chief Financial Officer and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15 (b) and 15d-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 Defaults upon Senior Securities

None

Item 4 (Removed and Reserved)

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
C. Leo Smith, Principal Executive Officer and Principal Financial Officer

Date: August 09, 2011

EXHIBIT INDEX

Exhibits

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002