Form 10-Q
period 2011-09-30
IFLI Acquisition Corp.
filed 2011-10-18
CIK 885475

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM__________ to __________

Commission File Number: 000-21134

IFLI ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2893483
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

200 S.W. 1st Avenue, Suite 1250
Ft. Lauderdale, Florida	33301
(Address of Principal Executive Offices)	(ZIP Code)

(954) 767-6339
(Registrant’s Telephone Number, including Area Code)

3960 N. Andrews Avenue, Oakland Park, Florida 33304
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
Yes  ☒     No  ☐

As of October 14, 2011, there were 2,027,788 shares of Common Stock, par value $0.01 per share, outstanding.

IFLI Acquisition Corp.
(Formerly International Fight League, Inc)
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2011

(i)

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

IFLI Acquisition Corp.
(Formerly International Fight League, Inc)
CONDENSED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
	(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash	$3,321	$151
Prepaid Expenses	85,080	101,033

TOTAL CURRENT ASSETS	$88,401	$101,184

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$788	$13,390
Accrued Expenses and Other Current Liabilities	17,500	27,500
Loan Payable	70,000	—

TOTAL CURRENT LIABILITIES	88,288	40,890

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 Par Value; 5,000,000 Shares Authorized; No Shares of Series A Convertible Preferred Stock Issued and Outstanding at September 30, 2011 and 18,000 Shares Issued and Outstanding at December 31, 2010	—	180

Common Stock, $.01 Par Value; 75,000,000 Shares Authorized; 2,027,788 Shares Issued and Outstanding at September 30, 2011 and 1,982,788 Shares Issued and Outstanding at December 31, 2010	20,278	19,828

Additional Paid-In Capital	37,301,540	37,301,772

Accumulated Deficit	(37,321,705)	(37,261,486)

TOTAL STOCKHOLDERS’ EQUITY	113	60,294

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,401	$101,184

The accompanying notes are an integral part of the condensed interim financial statements.

IFLI Acquisition Corp.
(Formerly International Fight League, Inc)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
REVENUES	$—	$—	$—	$—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	17,661	25,542	60,174	99,359

OTHER INCOME (EXPENSES):
Interest Expense	90	—	(45)	(15)
Interest Income	—	3	—	8
TOTAL OTHER INCOME (EXPENSES) – NET	90	3	(45)	(7)

NET LOSS	$(17,571)	$(25,539)	$(60,219)	$(99,366)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(.01)	$(.02)	$(.03)	$(.20)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –BASIC AND DILUTED	2,027,788	1,085,844	2,009,510	498,815

The accompanying notes are an integral part of the condensed interim financial statements.

IFLI Acquisition Corp.
(Formerly International Fight League, Inc)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE
	NINE MONTHS ENDED
	SEPTEMBER 30
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(60,219)	$(99,366)

Changes in Operating Assets and Liabilities:
Prepaid Expenses	15,952	15,952
Accounts Payable	(12,602)	(750)
Accrued Expenses and Other Current Liabilities	(10,000)	(29,699)
Proceeds From Loan Payable	70,000	—

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,131	(113,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Series A Convertible Preferred Stock	—	100,000
Refund of S-1 Overpayment	39	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	39	100,000

NET INCREASE (DECREASE) IN CASH	3,170	(13,863)

CASH AT BEGINNING OF PERIOD	151	24,699

CASH AT END OF PERIOD	$3,321	$10,836

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period for Interest	$—	$15

The accompanying notes are an integral part of the condensed interim financial statements.

IFLI Acquisition Corp.
(Formerly International Fight League, Inc)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

NOTE A -	DESCRIPTION OF BUSINESS AND SUMMARY OF SELECTED ACCOUNTING POLICIES -

Description of Business:

IFLI Acquisition Corp., formerly International Fight League, Inc. (the “Company”), was incorporated in the State of Delaware on May 8, 1992. The Company’s offices are located in Ft. Lauderdale, Florida.

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

These interim financial statements reflect all normal adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results of operations expected for the full year ended December 31, 2011. These interim financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2010.

On July 8, 2010, the Company’s stockholders approved a 1 for 400 reverse stock split of the Company’s Common Stock (see Note F). All of the share and per share amounts discussed in this Quarterly Report on Form 10-Q have been adjusted to reflect the effect of this reverse split.

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

Fair Value of Assets and Liabilities:
The carrying amounts of the Company’s assets and liabilities at September 30, 2011 and December 31, 2010 approximate fair value.

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

In January 2011, the Company entered into an interest-free, demand loan agreement with Amerifirst Trading Corp. to borrow up to $50,000 to fund the Company’s operations. In May 2011, the Company entered into an interest-free, demand loan agreement with Amerifirst Trading Corp. to increase that loan agreement to $75,000 to fund the Company’s operations.  Amerifirst Trading Corp. is controlled by the Company’s sole officer and director, Mr. C. Leo Smith. As of September 30, 2011, $70,000 of the $75,000 principal amount of that loan has been funded and advanced to the Company.

NOTE D -	INCOME TAXES –

At September 30, 2011, the Company has a net operating loss carry-forward of approximately $38 million. The ultimate utilization of the net operating loss resulting from the change in majority ownership, which has no effect on the condensed interim financial statements at September 30, 2011, has not been determined.

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

Each share of Preferred Stock was convertible into 2.5 shares of the Company’s common stock (the “Common Stock”) and was entitled to 2.5 votes on all transactions submitted to the stockholders of the Company. In addition, in connection with any vote or written consent with respect to the election of directors of the Company, the holders of record of the shares of Preferred Stock, and as a separate class, were entitled to elect the majority of directors of the Company. Accordingly, the former holders of Preferred Stock possess control over the Company.

IFLI Acquisition Corp.
(Formerly International Fight League, Inc)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

During August, September and November 2010, 712,941 outstanding shares of the Company’s Series ‘A’ Convertible Preferred Stock, $.01 par value, were converted by stockholders into 1,782,353 shares of the Company’s Common Stock, $.01 par value.  During April and May 2011, 18,000 shares of the Company’s Series ‘A’ Convertible Preferred Stock, $.01 par value, were converted by stockholders into 45,000 shares of the Company’s Common Stock, $.01 par value.  Accordingly, at September 30, 2011, no shares of the Company’s Series ‘A’ Convertible Preferred Stock, $ .01 par value, remained issued and outstanding.

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

At September 30, 2010, the Company had 36,528 stock purchase warrants outstanding entitling holders to purchase the same number of shares of Common Stock at prices from $120.00 to $500.00 per share. All costs for the issuance of these warrants have been recognized in prior periods; therefore no charges were recognized during the nine months ended September 30, 2011 or during 2010.

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

NOTE J -	LETTER OF INTENT

On September 27, 2011, the Company entered into a non-binding letter of intent with a privately held operating company to effect a merger, acquisition or other form of business combination, subject to due diligence examination of one another and the negotiation and execution of a definitive agreement between them. The Company would issue an as yet unknown number of shares of its common stock from treasury in order to effectuate the transaction. Further, simultaneous with the closing of the transaction, the Company would repurchase 1,012,353 shares of its common stock that are currently held by Insurance Marketing Solutions, LLC, the Company’s majority shareholder, for $ 335,000. The parties are in the due diligence process at the time of the filing of this report. No assurance may be given that the transaction will in fact close.

NOTE K -	SUBSEQUENT EVENTS –

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

Overview, Discontinued Operations and Sale of Assets

Our former business was founded in 2005 to organize, host and promote live and televised professional mixed martial arts (“MMA”) sporting events under the name “International Fight League” or “IFL” and to capitalize on the growing popularity of MMA in the United States and around the world. In June 2008, we announced that our event scheduled for August 15, 2008 had been canceled, and on September 15, 2008, our wholly-owned subsidiary, “IFLC”, through which we conducted our operations and which held substantially all of our assets, voluntarily filed a petition for reorganization relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”). IFLC’s bankruptcy case is docketed as In re IFL Corp., Case No. 08-13589 (MG). On November 17, 2008, IFLC sold substantially all of its assets to HD Net LLC (“HD Net”) for $650,000 cash and the assumption by HD Net of certain obligations, pursuant to a sale under Section 363 of the Bankruptcy Code, which was approved by the Court on October 28, 2008. On September 14, 2009, the Court entered an order (the “Confirmation Order”) confirming a plan of liquidation of IFLC (the “Plan”). Pursuant to the Plan, IFLC’s remaining assets were used to satisfy its creditors, and all of IFLI’s equity interests in IFLC were terminated with no payment to IFLI. The liquidation of IFLC was completed on January 15, 2010. As a result, all balance sheets and statements of operations after January 1, 2010 include only the financial information of IFLI Acquisition Corp. (formerly International Fight League, Inc.).

In January 2010 we sold a controlling equity interest in us to Insurance Marketing Solutions, LLC (“IMS”), a company owned by C. Leo Smith. Upon the closing of such sale, Mr. Smith became our sole officer and director. Mr. Smith, through IMS, possesses control over us and our future business.

With the sale of substantially all of our assets to HD Net, the termination of our interests in IFLC, and with no active business operations or business assets, we became a “shell company” as defined by the rules of the SEC under the Securities Exchange Act of 1934. Our Board of Directors, on a time available basis, will search for, review and engage in due diligence for potential merger or acquisition proposals for which the Board of Directors would deem to be suitable acquisition candidates.  On September 27, 2011, the Company executed a non-binding letter of intent with a privately held operating company to enter into a merger, acquisition or other form of business combination, subject to due diligence examination of one another and the negotiation and execution of a definitive agreement between them.  (See Note J to the financial statements herewith for a fuller description of the proposed transaction.)  No assurance may be given that the transaction will close.

We will continue to incur ongoing losses, which, however, have been greatly reduced due to the inactive nature of our business. Nevertheless, losses will be incurred to pay ongoing reporting expenses, including for legal and accounting services, as necessary to maintain the Company as a public entity, as well as some other minimal operating expenses, while searching for merger or acquisition candidates. In January 2011 we entered into an interest-free demand loan obligation, subsequently amended in May 2011, with Amerifirst Trading Corp. (“Amerifirst”), a company controlled by our sole officer and director, Mr. C. Leo Smith. Under the loan agreement, we are able to borrow up to $75,000 to fund our operations. At the date of this report, $70,000 has been advanced to the Company by Amerifirst.

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

Results of Operations

We had no revenue for the three months ended September 30, 2011, and a loss of $17,571, as compared to no revenue for the three months ended September 30, 2010 and a loss of $25,539. The decrease in the loss in the 2011 third quarter compared to the loss in the 2010 third quarter was due to reduced G&A expenses. Selling, general and administrative expenses were $17,661 and $25,542 for the three month periods ended September 30, 2011 and September 30, 2010, respectively. The decrease in selling, general and administrative expenses in the 2011 third quarter compared to the 2010 third quarter was primarily due to the reduction in professional fees necessary to maintain the Company as a reporting company.

We had no revenue for the nine months ended September 30, 2011, and a loss of $60,219, as compared to no revenue for the nine months ended September 30, 2010 and a loss of $99,366. The decrease in the loss in the 2011 nine month period compared to the loss in the 2010 nine month period was due to reduced G&A expenses. Selling, general and administrative expenses were $60,174 and $99,359 for the nine month periods ended September 30, 2011 and September 30, 2010, respectively. The decrease in selling, general and administrative expenses in the 2011 nine month period compared to the 2010 nine  month period was primarily due to the reduction in professional fees necessary to maintain the Company as a reporting company.

Liquidity, Capital Resources and Going Concern

At September 30, 2011, our cash was $3,321.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements.

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

Date: October 17, 2011

EXHIBIT INDEX

Exhibits

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002