Form 10-K
period 2011-12-31
SimplePons, Inc.
filed 2012-03-29
CIK 885475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 000-21134

SIMPLEPONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2893483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 Congress Park Drive, Suite 304, Delray Beach, FL	33445
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	561-330-3500

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

 ☐  Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

  ☐  Yes  ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Approximately $0 on June 30, 2011

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 77,590,870 shares of common stock are issued and outstanding as of March 23, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

1

SIMPLEPONS, INC.

FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about our:

•	limited operating history,
•	ability to continue as a going concern,
•	history of losses and need to raise additional capital,
•	ability to retain and add merchants,
•	ability to effectively compete,
•	ability to manage the growth of our company,
•	potential infringement of intellectual property rights of others,
•	limited trading market for our common stock and the applicability of the penny stock rules, and
•	ability to use the anti-takeover provisions of our articles and bylaws.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Item A. Risk Factors. Other sections of this report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “SimplePons", "we"", "our", the "Company" and similar terms refer to SimplePons, Inc., a Delaware corporation, and our wholly-owned subsidiary SimplePons Operations, Inc., a Delaware corporation (“SimplePons Operations”). In addition, when used herein and unless specifically set forth to the contrary, “2011” refers to the year ended December 31, 2011, “2010” refers to the year ended December 31, 2010, and “2012” refers to the year ending December 31, 2012.

The information which appears on our website at www.simplepons.com is not part of this report.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Overview

SimplePons™ is a subscription-based e-commerce smartphone application (app), and savings deal book that offers consumers goods and services at substantially discounted prices, as well as buy one get one free offers (“BOGO”) from local and national merchants. SimplePons’ subscribers gain access to coupons offering savings that can be used throughout the calendar year at participating merchants and businesses in specific geographic regions, which we refer to as “geo territories”.

Our business model leverages a traditional printed coupon book with a smartphone app that provides mobile access to all the discount coupons in our savings deal book. We believe the future to be in such mobile technology due to our belief of increased consumer sophistication, price efficiencies and superior ease of use. We believe the geo-location feature of our smartphone app enables subscribers to quickly search for available savings deal locations. Visitors and subscribers are able to browse and buy the SimplePons’ electronic deals for their smartphone app or SimplePons savings deal books from our website at www.simplepons.com.

We believe we offer our subscribers a unique value proposition: the subscriber can recoup the entire cost of the app or savings deal book typically after using one or two coupons and can thereafter enjoy additional savings. Furthermore, unlike traditional printed coupon books, our app subscribers enjoy the benefit of having their coupon book available through their smartphones.

We believe in forming strong, long-term relationships with our merchant partners, as we believe we offer a more merchant-friendly solution, a better value proposition, and ultimately, a superior return on promotional investment to merchants than daily deal competitors as we neither share in the revenue nor charge a fee for participation. Given our emphasis on technology, we will assist them in understanding their business and customers, resulting in what we believe will be strong year-over-year merchant retention and better promotions.

The SimplePons deal book retails in two formats: traditional print format and an electronic format available as a smartphone app downloadable from the iTunes App Store. We are initially focusing on direct sales in connection with fundraising activities by schools, youth groups, sports teams and religious organizations. In the future, subject to, among other factors, sufficient available funds, we may explore and utilize multiple channels.

Our operating subsidiary was formed in February 2011 and through September 30, 2011 it was a development stage company. During the third quarter of 2011 we launched the beta version of our website at www.simplepons.com and completed our first smartphone app for the iPhone. We are developing additional mobile applications for use on Android smartphones, which we anticipate to be completed and available during the second quarter of 2012.

Our Strategy

Our objective is to combine leading edge communication technology with a traditional, time-proven business model – discount coupons – and become a key promotional tool to drive customers to merchants’ doors.

Key elements of our strategy include the following, all of which are subject to availability of sufficient working capital:

•               Establish a world-class technology platform. To build continuous value for our subscribers and merchants, we expect to invest significantly in developing a highly defensible, flexible and robust platform that can better target promotions and increase redemption and subscription rates whilst providing valuable marketing information to merchants.

•               Grow our subscriber base. Our goal is to acquire and retain subscribers by delivering value, convenience and savings. We plan to invest in subscriber acquisition via various online marketing initiatives such as keyword search marketing, viral marketing, email, and social media sites such as Facebook and Twitter. In addition, we believe that our unique value proposition will further drive subscriber growth by word-of-mouth promotion.

•               Grow the number of merchants we feature. To drive merchant growth we expect to make investments in our sales force, building merchant relationships and local expertise. As of the end of March 2012, we have in excess of 1,400 merchants.

•               Increase the number and variety of our products we offer. We expect to launch a variety of new products in the next 12 months designed to increase the average revenue per subscriber, such as targeted or market-specific coupon books. Additionally, we intend to offer “super deals” that are a “daily deal” style component with exceptional limited time offers.

•               Increase the number of markets we serve. Our initial geographic focus has been Florida and we are currently within 14 geo territories including Florida, Indiana, Virginia and South Carolina. Based upon our internal research, we believe there are approximately 175 additional geo territories nationwide with demographics favorable to our business model. We expect to continue to expand our geo territories over the next 12 months.

•               Develop multiple sales channels. Historically, community and charitable organizations have been a primary distribution channel for printed discount coupon books. Our virtual fundraising platform enables these organizations to conduct entire fundraising campaigns electronically, thus eliminating the need for door to door selling, physical coupon books, counting orders and collecting cash or checks. We will seek to partner with affiliates who will display, promote and distribute our subscription based smartphone app to their users in exchange for a share of the revenue generated from sales of our smartphone app. We will also explore brick and mortar cross-promotion, private label bundles and corporate partnerships to derive sales.

The Market

The coupon industry is large, growing and has attractive consumer demographics: Over 3 billion coupons were redeemed in the U.S. in 2010 as 40% of consumers used more coupons in 2010 than 2009. Mobile coupon redemptions are projected to reach $2.4 billion by 2013. Based upon our internal research, over 40% of coupon “enthusiast” households have combined annual incomes exceeding $70,000.

SimplePons - our smartphone app and savings deal book

The smartphone app and deal book include coupons for fine and casual dining, fast food restaurants as well as recreational activities and entertainment venues contained within a specific geo territory. All our coupons offer significant value: typically 50% off or buy-one-get-one free. We do not include the type of “junk” coupons consumers might receive via third class mail. Our goal is to have in excess of 100 merchants with more than 300 deals in each geo territory to provide true value to our subscribers.

Ours is a subscription-based revenue model, with no charge to merchants, wherein we sell our territory-specific app or deal book, typically for $20 per year. We also have the ability to upsell subscribers multiple ways, including new geo territories, customized books and super deals.

Subject to the availability of sufficient working capital, over the next 12 months we intend to invest in several product enhancements, including: subscriber profile creation (e.g. listing of favorites); affiliate link generators, and widget generators to track sales.

Markets Served

SimplePons is presently geographically concentrated within the State of Florida, serving 14 geo territories, which we expect to expand to 30 by the end of second quarter 2012. In February 2012 we opened our first geo-territory outside Florida in northwest Indiana and Hampton Roads, VA.

Our Merchants

SimplePons targets local and national merchants for each geo territory. Merchants are obtained through a combination of direct sales and telemarketing. Our merchant agreements detail the terms of all coupons or discounts offered for a specific period of time which is generally one year.

To date, we have agreements with in excess of 1,400 merchants, including local businesses and regional and national chains such as Burger King, Jiffy Lube, Carvel, Omaha Steaks, and Honey Baked Ham. To date, our deal books comprise approximately 90% local merchants and approximately 10% regional and national merchants. We expect this mix to evolve as we gain a national footprint and develop our technology to provide better feedback to merchants regarding their customers and couponing initiatives. We believe that a strong base of national merchants will assist us to accelerate our growth by providing a foundation for rapid expansion into new geo territories.

Competition

The keystone of our strategy is to continue developing and refining our technology. We employ technology to improve the experience we offer to subscribers and merchants, and enhance the efficiency of our business operations.

We believe that our major competitors include Entertainment Promotions and Enjoy the City in the printed discount coupon sector and Groupon and Living Social from the daily deal sector. We believe we will have significant advantages over our competition, such as low customer acquisition costs, steady revenue stream from a subscription renewal model, higher merchant and subscriber retention and due to our technological focus, substantial potential to develop a sustainable and profitable business model. Most of our competitors, however, are well-established companies that have substantially greater brand recognition and financial resources than we have. There are no assurances we will ever effectively compete in our target market.

Intellectual property

We regard our domain name, trademarks, trade secrets and similar intellectual property as valuable to our business, and rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, partners and others to protect our proprietary rights. We have applied for federal trademark on SimplePons™.

We own the rights to the domain name www.simplepons.com. However, as with phone numbers, we do not have and cannot acquire any property rights in an Internet address. The regulation of domain names in the United States and in other countries is also subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

There can be no assurance that the steps taken by us will be adequate to prevent misappropriation or infringement of our proprietary property.

Regulation

We are subject to a number of domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. In the United States, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims. These regulations and laws may involve taxation, tariffs, subscriber privacy, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Accordingly, adverse legal or regulatory developments could substantially harm our business.

Many states have passed laws requiring notification to subscribers when there is a security breach of personal data. There are also a number of legislative proposals pending before the U.S. Congress and various state legislative bodies concerning data protection. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business. Furthermore, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

We are or may be subject to similar laws and regulations in jurisdictions outside of the United States.

Employees

In addition to our four executive officers, at March 22, 2012, we had 19 full time employees.

Consultants

In an effort to contain our initial operating expenses while gaining access to the specialized services we need to rapidly grow our company, we expect to rely heavily on outside consultants to provide us with a wide range of expertise. Our current consulting arrangements include:

•                In May 2011 SimplePons Operations hired Grip’d LLC, a software development firm, to provide a comprehensive menu of services to us, including the development of our smartphone app and our website. We chose to outsource these tasks as opposed to hiring a full time software developer to maintain low overhead while availing our company of the services of a successful developer with experience in creating the latest in technology-based applications.

•                In May 2011 SimplePons Operations entered into a one year agreement with Brainard Ventures LLC to provide us with management consulting, business advisory, strategic planning and investor relations services. As compensation, we paid this firm $100,000 and issued it 4,000,000 shares of SimplePons’ common stock valued at $200,000. On February 3, 2012, the Company agreed to amend a May 18, 2011 consulting agreement to pay the consultant an additional $30,000.

•                In August 2011 SimplePons Operations entered into a two year consulting agreement with Mr. Emilio DiSanluciano to provide a variety of services to us, including industry analysis, identifying and introducing potential strategic partners to our company, evaluations of competitors and development of strategies to increase our competitiveness and advice on effective management of relationships with investment banking firms. As compensation for these services, SimplePons Operations issued Mr. DiSanluciano 4,000,000 shares of our common stock valued at $200,000. Mr. DiSanluciano, an investor in SimplePons Operations, is a principal of Felix Investments, LLC, a boutique venture capital broker dealer. In February 2012 we engaged Felix Investments, LLC to serve as our exclusive financial advisor under the terms of a one year agreement.

•                In August 2011 SimplePons Operations also entered into a two year consulting agreement with Mr. Herb Tabin to provide advice to us regarding the continuing strategic analysis of our business objectives and balancing these objectives with the expectations of the financial markets, the preparation and implementation of a strategic plan for our company, with a view towards enabling us to achieve our financial goals, the development and implementation of a “going public” transaction which results with our company becoming quoted on the OTCBB and in-depth consultations with our senior management to determine the amount and structure of the capital sought by us. As compensation for these services, SimplePons issued Mr. Tabin, an early stage investor in SimplePons Operations, 2,000,000 shares of our common stock valued at $100,000.

Our History

From our incorporation in 1985 through 1999, we operated under the name Procept, Inc., as a biotechnology company engaged in the development and commercialization of novel drugs with a product portfolio focused on infectious diseases and oncology. During fiscal 2000, we closed our research facilities and out-licensed products which had been under development by us for several years.

In January 2000, we acquired Heaven’s Door Corporation, a company that provided products and services over the Internet. Effective with the acquisition of Heaven’s Door, our name was changed from Procept, Inc. to HeavenlyDoor.com, Inc. At the same time, Procept, Inc. became the new name of our subsidiary, Pacific Pharmaceuticals, Inc., a company engaged in the development of cancer therapies, which we acquired in March 1999. After a sustained period of deterioration in the Internet and technology sectors and related capital markets, we decided, in the fourth quarter of 2000, to discontinue the pursuit of our Internet strategy. Shortly thereafter, we entered into an agreement to sell all of our Web-based assets and Internet operations and ceased our Internet activities. In connection with this agreement, we changed our name, on December 31, 2000, from HeavenlyDoor.com, Inc. to Paligent Inc.

From 2001 until the transaction with IFLC, we were a shell company as that term is defined in the Securities Act.

On November 29, 2006, we acquired IFLC, then known as International Fight League, Inc., a privately held Delaware corporation, pursuant to an agreement and plan of merger, dated as of August 25, 2006, by and among us, our wholly owned subsidiary, and IFLC. Immediately following the merger, we changed our name to International Fight League, Inc. and continued to operate the business of organizing and promoting a mixed martial arts sports league under the name “International Fight League.” We discontinued our operations during the quarter ended September 30, 2008, and on September 15, 2008, our wholly-owned subsidiary, IFLC, through which we conducted our operations and which held substantially all of our assets, voluntarily filed a petition for reorganization relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. IFLC’s bankruptcy case is docketed as In re IFL Corp., Case No. 08-13589 (MG).

On November 17, 2008, IFLC sold substantially all of its assets to HD Net for $650,000 in cash plus the assumption of certain of IFLC’s obligations, pursuant to a sale under Section 363 of the Bankruptcy Code which was approved by the Court on October 28, 2008. In connection with the sale of substantially all of our assets to HD Net, the assets sold included the name “International Fight League,” our corporate name. After confirmation of the plan filed with the bankruptcy court and the sale to HD Net, we had no ongoing business operations. Upon the closing of this transaction, we became a “shell company” as that term is defined under federal securities laws.

On January 11, 2010, Insurance Marketing Solutions LLC purchased 730,941 shares of our Series A Convertible Preferred Stock pursuant to the terms of a Series A Preferred Stock Purchase Agreement. The Series A Preferred Stock was convertible into an aggregate of 1,827,353, shares of our common stock. This transaction resulted in a change of control of our company. All shares of our Series A Preferred Stock have subsequently been converted into common stock.

In November 2011 we acquired SimplePons Operations in a reverse merger. At closing, in exchange for all of the issued and outstanding capital stock of SimplePons Operations we issued the holders of those shares 74,910,000 shares of the our common stock, which, after giving effect to the stock repurchase described below, represented approximately 97.4% of our outstanding common stock. At closing, we also issued the SimplePons Operations’ stockholders who were also warrant holders common stock purchase warrants to purchase 20,010,000 shares of our common stock at an exercise price of $0.25 per share in exchange for identical three year warrants to purchase SimplePons Operations’ common stock which were held by the warrant holders immediately prior to closing. Upon the closing of the reverse merger, our sole officer and director resigned and simultaneously with the reverse merger a new board of directors and new officers were appointed. In connection with the reverse merger, we exited shell status and our business and operations are now those of SimplePons Operations entered into a stock repurchase agreement with our then principal stockholder and an affiliate of our then sole officer and director, pursuant to which SimplePons Operations purchased 2,024,706 shares of our common stock for $335,000. Following such purchase, these shares were cancelled and returned to the status of authorized but unissued shares of our common stock. Concurrent with the closing of the reverse merger, we exited shell status and our business and operations are now those of SimplePons Operations.

In December 2011, we changed our name to SimplePons, Inc. In December 2011, we also effected a forward stock split of all of the outstanding shares of our common stock at a ratio of two for one (2:1).

ITEM 1.A	RISK FACTORS.

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Risks Related to Our Business

We are an early stage company with a very limited operating history on which to evaluate our business or base an investment decision.

Our business prospects are difficult to predict because of our early stage of development, our unproven business strategy and our unproven product. We have generated minimal revenue since the inception of SimplePons Operations in February 2011. We face numerous risks and uncertainties in implementing our business plan. In particular, we have not proven that we can:

•	develop our product offering in a manner that enables us to generate significant and consistent revenue, be profitable and/or meet our customers’ requirements;

•	develop and maintain relationships with key customers and strategic partners that will be necessary to optimize the market value of our products and services;

•	raise sufficient capital in the public and/or private markets to, among other things, fund and/or expand our business until we generate sufficient cash flow to internally fund and/or expand our proposed business; or

•	respond effectively to competitive pressures.

If we are unable to accomplish these goals, our business is unlikely to succeed and you will lose your entire investment. Accordingly, you should consider our prospects in light of these risks, challenges and uncertainties.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. Since the inception of SimplePons Operations in February 2011, we have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $831,590 at December 31, 2011. While we began generating minimal revenues in the fourth quarter of 2011, we continue to experience operating losses. We have been and expect to continue funding our business until, if ever, we generate sufficient cash flow to internally fund our business, with and through sales of our securities, including to insiders and our affiliates. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will continue to increase and we will continue to incur substantial losses in future periods until we are successful in significantly increasing our revenues and cash flow. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We have incurred net losses since inception and we expect our operating expenses to increase significantly in the foreseeable future.

We incurred net losses of $831,590 from inception through December 31, 2011, and had an accumulated deficit of approximately $831,590 at December 31, 2011. We anticipate that our operating expenses will continue to increase substantially in the foreseeable future as we continue to expand our marketing channels, expand our operations, hire additional employees and develop our technology platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue could prevent us from attaining or increasing profitability. We cannot be certain that we will be able to attain or increase profitability on a consistent and substantial basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations will suffer, which would, in all likelihood, cause investors to lose their entire investment in our company.

We will need additional financing which we may not be able to obtain on acceptable terms, if at all. If we cannot raise additional capital as needed, our ability to continue our operations and/or grow our company could be in jeopardy.

Capital is needed for the effective development and expansion of our business. Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, free cash flow and achieve significant and consistent profitability, manage our business and control our expenses. In order to implement our business strategy, we will need to raise additional capital. We do not have any firm commitments to provide any additional capital and we anticipate that we will have certain difficulties raising capital given the limited operating history of our company. Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us, if at all. If we are subsequently unable to raise additional funds as needed, our ability to implement our business plan and grow our company will be in jeopardy and investors risk losing their entire investment.

If we fail to retain existing merchants or add new merchants, our revenue and business will be harmed.

The success of our business will depend on a number of factors including, but not limited to, our ability to attract and retain merchants that are prepared to offer products or services on compelling terms through our marketplace. We do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to consumers or favorable payment terms to us. We must continue to attract and retain merchants in order to increase revenue and achieve profitability. If we are unable to attract new merchants in numbers sufficient to materially grow our business, or if too many merchants are unwilling to offer products or services with compelling terms through our marketplace or offer favorable payment terms to us, we may sell fewer SimplePons and our operating results will be adversely affected.

Our business is highly competitive. Competition presents an ongoing threat to the success of our business.

We expect competition in e-commerce generally, and group buying in particular, to continue to increase because there are no significant barriers to entry. We compete against a number of large companies including, but not limited to, Groupon and Living Social, and expect to compete against other large Internet and technology-based businesses, such as Google and Microsoft, each of which has launched initiatives which are competitive to our business. We also expect to compete against other Internet sites that are focused on specific communities or interests and offer coupons or discount arrangements related to such communities or interests. We also compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies who provide coupons and discounts on products and services. Moreover, in the future, additional competitors may enter into our business area. Substantially all of our current and future competitors have (or will have) substantially greater capital and employees than us. There are no assurances we will ever effectively and successfully compete in our market.

We cannot assure you that we will be able to manage the growth of our organization effectively.

We currently expect to experience rapid growth in demand for our products if we are able to penetrate new markets. Any future successful growth and/or expansion of our business and product offerings will place significant demands on our management and our operational and financial resources. We will be required to manage multiple relations with various merchants, subscribers, technology licensors and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations. To effectively manage our proposed growth, we must continue to implement operational plans and strategies, improve and expand our infrastructure of people and information systems, and train and manage our employee base. There are no assurances our efforts will be effective.

We may face intellectual property infringement or other claims against us or our intellectual property that could be costly to defend and result in our loss of significant rights.

Although we believe that our software and other trade secrets used in our operations do not infringe upon the rights of others, there are no assurances that a claim of infringement will not be made against us. In the event of infringement, we could, under certain circumstances, be required to obtain a license or modify aspects of the technology and trade secrets we developed or refrain from using same. We may not have the necessary financial resources to defend an infringement claim made against us or be able to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on us and our financial condition. Moreover, if the technology or trade secrets we developed or use in our business are deemed to infringe upon the rights of others, we could, under certain circumstances, become liable for damages, which could have a material adverse effect on us and our financial condition.

Risk Related to Our Common Stock

Our common stock is currently quoted on the OTC Bulletin Board, but trading in the securities is limited.

Currently, our common stock is quoted on the OTC Bulletin Board. The market for these securities is extremely limited and there are no assurances an active market for either security will ever develop.

Provisions of our certificate of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of our stockholders.

Provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Delaware General Corporation Law also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

Further, our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors in their sole discretion. Our board of directors may, without stockholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

The tradability of our common stock is limited under the penny stock regulations which may cause the holders of our common stock difficulty should they wish to sell the shares.

Because the quoted price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

All of our outstanding common shares are “restricted securities” and we have outstanding options, warrants and a convertible note to purchase approximately 27% of our currently outstanding common stock.

At March 23, 2012 we had 77,590,870 shares of common stock outstanding together with outstanding options and warrants to purchase an aggregate of 20,733,056 shares of common stock at exercise prices of between $0.25 and $500 per share together with a note which is convertible into 400,000 shares of our common stock. All our outstanding shares of common stock at March 23, 2012, are "restricted securities." Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock. In addition, in the event of the exercise of the warrants and/or options and/or convertible note, the number of our outstanding common stock will increase by almost 21%, which will have a dilutive effect on our existing stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our principal executive offices are located in approximately 3,200 square feet of office space which we lease from an unaffiliated third party under the terms of a three year agreement expiring in December 2014. Under the terms of the lease, the annual base rent and our share of the operating expenses will range from approximately $60,000 in year one to approximately $62,000 in year three.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.	MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

Our common stock is quoted in the OTC Bulletin Board under the symbol “QPON.” The reported high and low last sale prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The historical share prices in this table have been adjusted to give effect to the forward stock split of our common stock in December 2011.

	High	Low

2010
First quarter ended March 31, 2010	$2.40	$0.50
Second quarter ended June 30, 2010	$1.125	$0.375
Third quarter ended September 30, 2010	$0.85	$0.10
Fourth quarter ended December 31, 2010	$2.00	$0.10

2011
First quarter ended March 31, 2011	$1.20	$1.00
Second quarter ended June 30, 2011	$0.275	$0.275
Third quarter ended September 30, 2011	$0.275	$0.275
Fourth quarter ended December 31, 2011 (1)	$4.00	$0.20

(1)	We acquired SimplePons Operations in the reverse merger on November 11, 2011.

The last sale price of our common stock as reported on the OTC Bulletin Board on March 5, 2012 was $0.55 per share. As of March 23, 2012, there were approximately 150 record owners of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. Under Delaware law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Delaware statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Delaware statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits and dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

Registration Rights Granted to Our Shareholders

We have previously agreed to register an aggregate of 42,950,000 shares of our common stock, including 22,290,000 shares which are currently outstanding and 20,660,000 shares underlying warrants which are exercisable at prices ranging from $0.25 to $1.00 per share, which were either sold in prior offerings or shares which were outstanding at the time of the reverse merger. We expect to file a resale registration statement with the SEC covering these shares during the second quarter of 2012.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for 2010 and 2009 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Prior to the reverse merger with SimplePons Operations, we were a “shell company” as that term is defined in federal securities laws. The transaction with SimplePons Operations was accounted for as a reverse merger and recapitalization of SimplePons Operations whereby SimplePons Operations was considered the acquirer for accounting purposes. As such, our business and operations are now those of SimplePons Operations.

We generate revenue from the sale of our savings deal book which will be available in both a printed format and an electronic format accessible through our smartphone app. Our customers are obtained through a series of different marketing activities including fundraisers at schools, sports groups, little leagues and other local religious and civic groups that are seeking to raise money for their organizations.

In October 2011 SimplePons Operations completed its initial round of capital raising resulting in gross proceeds to it of $1,000,500. Subsequent to that date we raised an additional $315,000 through the sale of equity and debt. Although we do not have any commitments for capital expenditures, we will need to raise substantial additional capital to provide funding for marketing, technology development, additional sales and customer service personnel, and our operating infrastructure. Given the small size of our company, the early stage of our operations, we may find it difficult to raise sufficient capital to meet our needs. If we are unable to access capital as needed, our ability to grow our company is in jeopardy and absent a significant increase in our revenues we may be unable to continue as a going concern.

Going Concern

We have incurred net losses of $831,590 since inception through December 31, 2011. The report of our independent registered public accounting firm on our financial statements for the period of inception (February 7, 2011) through December 31, 2011 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net loss and cash used in operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

As of December 31, 2011, we had exited development stage and begun generating revenues. Our operating expenses for the period from inception (February 7, 2011) through December 31, 2011 consist primarily of salary expense, consulting fees, legal and professional fees and selling, general and administrative expenses. We expect our expenses in each of these areas to continue to increase during 2012 and beyond as we expand our operations. However, we are unable at this time to estimate the amount of the expected increases.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At December 31, 2011 we had working capital $364,043. Our current assets at December 31, 2011, included cash, inventory, prepaid and other current assets. Prepaid and other current assets primarily represent prepaid consulting fees which are being amortized over the term of the consulting agreements. Our current liabilities at December 31, 2011 included accrued expenses representing accrued commissions, payroll and payroll taxes, together accrued salary - officers which represents accrued but unpaid compensation due our executive offices together with related payroll taxes. Through December 31, 2011, our executive officers have deferred $92,339 of compensation due them in order to conserve our cash resources.

Net cash used in operating activities for the period of inception (February 7, 2011) through December 31, 2011 primarily consisted of our net loss adjusted for certain non-cash items such as depreciation and stock based compensation as well as changes in working capital. Net cash used in investing activities for the period of inception (February 7, 2011) through December 31, 2011 primarily consisted of the costs associated with registering a trademark, and other costs for the startup of the SimplePons business. Net cash provided by financing activities for the period of inception (February 7, 2011) through December 31, 2011 represented proceeds to SimplePons from the sale of its securities in a private placement.

Critical Accounting Policies

Website Development

We have adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. During the period February 7, 2011(Inception) to December 31, 2011, we incurred $114,612 in website development costs. The website was put into service on September 30, 2011. Amortization for the period February 7, 2011(Inception) to December 31, 2011 was $8,301.

Stock-Based Compensation

We recognize compensation costs to employees under FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation. Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Off Balance Sheet Arrangements

As of the date of this Current Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 1, 2011, we dismissed Rothstein, Kass & Company, P.C. as our independent registered public accounting firm and engaged Webb & Company, P.A. as our independent registered public accounting firm. Rothstein, Kass & Company, P.C. has served as our independent registered public accounting firm since January 14, 2004 and audited our financial statements for the years ended December 31, 2010, 2009, 2008, 2007, 2006, 2005, 2004 and 2003. The dismissal of Rothstein, Kass & Company, P.C. was approved by our board of directors on November 1, 2011. Rothstein, Kass & Company, P.C. did not resign or decline to stand for re-election.

Neither the report of Rothstein, Kass & Company, P.C. dated March 28, 2011 on our balance sheets as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2010 and 2009 nor the report of Rothstein, Kass & Company, P.C. dated April 12, 2010 on our balance sheets as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2009 and 2008 contained an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope, or accounting principles, except that both such reports raised substantial doubts on our ability to continue as a going concern.

During our two most recent fiscal years and the subsequent interim period preceding our decision to dismiss Rothstein, Kass & Company, P.C. we had no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of Rothstein, Kass & Company, P.C. would have caused it to make reference to the subject matter of the disagreement in connection with its report.

During our two most recent fiscal years and the subsequent interim period prior to retaining Webb & Company, P.A. (1) neither we nor anyone on our behalf consulted Webb & Company, P.A. regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K, and (2) Webb & Company, P.A. did not provide us with a written report or oral advice that they concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting. During the fourth quarter of 2011 there were a number of changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes included were due to the reverse merger with SimplePons Operations as described elsewhere in this report, which resulted in the engagement of a Chief Financial Officer, and financial reporting procedures to be assimilated, combined and/or consolidated together with SimplePons’ financial reporting procedures.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive officers and directors

The following table provides information on our executive officers and directors:

Name	Age	Positions
Brian S. John	43	President and Chief Executive Officer and Director
Richard A. Miller	44	Vice President, Secretary and Director
Wei-Ken Seto	38	Chief Operating Officer
Martin Scott	43	Chief Financial Officer

Brian S. John has been a member of the board of directors and Chairman, President and Chief Executive Officer of our company since November 2011. Mr. John, a founder of SimplePons Operations, has been an officer and director of that company since its inception in February 2011. Mr. John was President and CEO of Teeka Tan Products, Inc. (OTCBB: TKAT) from April 2002 until May 2008 at which time the company was sold. He is also president of Mirador Consulting, Inc., a Florida- based corporate consulting firm which he founded in 2001. Earlier in his career, from May 1991 until April 1996, Mr. John served as northeast area sales director for Dine-A-Mate, Inc., an entertainment and dining guide that was later acquired by CUC International.

Richard A. Miller has been a member of our board of directors and Vice President and Secretary of our company since November 2011. He also served as our Chief Operating Officer from November 2011 until Mr. Seto joined our company in January 2012. Mr. Miller, a founder of SimplePons Operations, has been an officer and director of that company since its inception in February 2011. Mr. Miller was Vice President, Chief Operating Officer and a director of Teeka Tan Products, Inc. (OTCBB: TKAT) from April 2002 until May 2008 at which time the company was sold. Mr. Miller also serves as corporate secretary of Mirador Consulting, Inc., which he joined in March 2002.

Wei-Ken Seto has been our Chief Operating Officer since January 2012. Mr. Seto, whose career has included significant experience in assisting companies in managing their growth, was an investor in SimplePons prior to joining our company. From March 2011 until joining SimplePons, he was serving as an independent finance consultant for several companies in the San Francisco-CA area. From September 2008 until February 2011 Mr. Seto was Director of Financial Planning and Analysis and Corporate Controller for Lumasense Technologies, Inc., a California-based provider of innovative temperature and gas sensing instruments for the energy, industrial, clean technology and commercial markets. From May 2008 until September 2008 he was a Finance Consultant for Integrated Media Management, Inc., a California-based ad-tracking company, where he assisted in developing financial models to forecast growth and profitability of the company’s Nielsen-alternative advertising-tracking business. From December 2007 to May 2008, Mr. Seto was Vice President of Finance for NextStyle LLC, a California-based online apparel boutique retailer. From March 2002 until December 2007 he was employed by Zappos.com, Inc., an on-line footwear and apparel retailer, serving as Corporate Controller from March 2002 until June 2006 and Director of Treasury from July 2006 until December 2007. From October 1998 until February 2002 Mr. Seto was a Senior Audit Manager with Ernst & Young LLP in San Francisco CA and from July 1996 to October 1998 he was a Senior Staff Auditor with Ernst & Young in Singapore. Mr. Seto, a certified public accountant, received a Bachelors of Accountancy from Nanyang Technological University in Singapore.

Martin Scott has been our Chief Financial Officer since November 2011. Since 2002, Mr. Scott has owned a consulting practice that specializes in assisting small public companies in preparing financial reports. Since 2008, he has served as Chief Financial Officer of NanoBlox, Inc., a privately held company involved in the development of nano technologies. Mr. Scott received a B.S. in accounting and finance from the Florida State University. Mr. Scott, a certified public accountant, is a member of the American Institute for Certified Public Accountants.

There are no family relationships between our officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Director Qualifications, Committees of our Board of Directors and the Role of our Board in Risk Oversight

Director qualifications

Both of our directors are co-founders of SimplePons Operations and continue to be involved in our day to day operations. Mr. John has significant experience in the coupon industry and brings both a practical understanding of the industry and as well as hands-on experience in our business sector to our Board. Mr. Miller’s enhanced understanding of our operations provides an additional dimension to his role as a director.

During 2012 we expect to expand our board of directors to add independent directors. While our board has not nominated any additional directors as of the date of this report, we expect that the director candidates will have professional experience in a variety of areas, including technology, marketing, social media, finance and advertising.

Committees of our Board of Directors

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole. Because we have only two directors, neither of which is independent, we believe that the establishment of these committees would be more form over substance. Following the expected expansion of our board in 2012, we expect to establish Audit, Compensation and Nominating Committees, the members of which will be independent directors.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our board of directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors. Given our relative size, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

Neither of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Board oversight in risk management

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including liquidity risk, operational risk, strategic risk and reputation risk. Our Chief Executive Officer also serves as one of our two directors and we do not have a lead director. In the context of risk oversight, at the present stage of our operations we believe that our selection of one person to serve in both positions provides the Board with additional perspective which combines the operational experience of a member of management with the oversight focus of a member of the Board. The business and operations of our company are managed by our Board as a whole, including oversight of various risks that our company faces. Because our Board is comprised of members of our management, these individuals are responsible for both the day-to-day management of the risks we face as well as the responsibility for the oversight of risk management.

Code of Ethics and Business Conduct

We have adopted a Code of Business Conduct and Ethics, which applies to our board of directors, our executive officers and our employees, outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

•	compliance with applicable laws and regulations,
•	handling of books and records,
•	public disclosure reporting,
•	insider trading,
•	discrimination and harassment,
•	health and safety,
•	conflicts of interest,
•	competition and fair dealing, and
•	protection of company assets.

A copy of our Code of Business Conduct and Ethics is available without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices at 220 Congress Park Drive, Suite 304, Delray Beach, Florida 33445 or from our website at www.simplepons.com.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2011.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in 2011 and 2010 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2011. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 6(D) of the Notes to our Financial Statements appearing later in this report.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Brian S. John [1]	2011	50,000	0	0	3,092	0	0	0	53,092

Leo Smith [2]	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

[1] Mr. John has served as our Chief Executive Officer since November 1, 2011. He as served as SimplePons Operations Chief Executive Officer since its formation in February 2011.

[2] Mr. Smith served as our Chief Executive Officer from January 2010 until November 1, 2011.

Employment Agreements

We are a party to an employment agreement with each of our executive officers. The terms and conditions of these agreements are as follows:

In November 2011, we entered into new five year employment agreements with each of Messrs. John and Miller which superseded their prior agreements with our subsidiary, SimplePons Operations. In addition to their positions as executive officers of our company, during the term of these agreements each of Messrs. John and Miller shall serve as members of our board of directors. Under the terms of these agreements, we agreed to pay each of them an annual salary of $100,000 for the period commencing on the effective date and ending on December 31, 2012, and thereafter for the period commencing on January 1, 2013 and ending on December 31, 2013, a base salary at an annual rate $125,000, and thereafter for the period commencing January 1, 2014 until the end of the term of this agreement, a base salary at an annual rate of $150,000. Each executive is also entitled to an annual bonus of at the discretion of our board of directors. As additional compensation, we granted each of Messrs. John and Miller options to purchase 1,000,000 shares of our common stock at an exercise price of $0.275 per share which vest quarterly in arrears over three years. Each of these executive officers is also entitled to participate in all benefit programs we offer our employees. The agreements, which contain an automatic yearly renewal provision, contain customary confidentially and non-compete provisions. Each employee's employment may be terminated upon his death or disability and with or without cause. In the event employment is terminated as a result of either of their death or disability, each is entitled to his then current base salary for a period of three months from the date of termination and all granted but unvested options are immediately vested. In the event either should terminate the agreement for cause or if either of them should resign, he is entitled to payment of his base salary through the date of termination. At our option we may terminate his employment without cause, in which event he is entitled to payment of his then base salary and bonus through the date of termination together with one years’ salary payable in a lump sum at the date of termination and all granted but unvested options are immediately vested.

In December 2011, we have entered into a five year employment agreement with Mr. Martin Scott, our Chief Financial Officer. Under the terms of this agreement, we agreed to pay Mr. Scott an annual salary of $70,000 for the period commencing on the effective date and ending on December 31, 2012, and thereafter for the period commencing on January 1, 2013 and ending on December 31, 2013, a base salary at an annual rate $87,500, and thereafter for the period commencing January 1, 2014 until the end of the term of this agreement, a base salary at an annual rate of $109,375. He is also entitled to an annual bonus of at the discretion of our board of directors. Mr. Scott is also entitled to participate in all benefit programs we offer our employees. As additional compensation, we granted Mr. Scott options to purchase 1,500,000 shares of our common stock with exercise prices ranging from $0.275 to $0.75 per share which vest quarterly in arrears over three years. The agreement, which contains an automatic yearly renewal provision, contains customary confidentially provisions. Mr. Scott's employment may be terminated upon his death or disability and with or without cause. In the event his employment should terminate as a result of his death or disability, he is entitled to his then current base salary for a period of three months from the date of termination and all granted but unvested options are immediately vested. In the event we should terminate the agreement for cause or if he should resign, he is entitled to payment of his base salary through the date of termination. At our option we may terminate his employment without cause, in which event he is entitled to payment of his then base salary and bonus through the date of termination together with one years’ salary payable in a lump sum on the date of termination and all granted but unvested options are immediately vested.

In January 2012 we entered into a three year employment with Mr. Wei-Ken Seto to serve as our Chief Operating Officer. Under the terms of this agreement, we agreed to pay Mr. Seto an annual salary of $150,000. As additional compensation, we granted him options to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.75 per share, which vest quarterly over three in arrears beginning on August 1, 2012. Mr. Seto is entitled to participate in all benefit programs we offer our employees. The agreement, which contains an automatic yearly renewal provision, contains customary confidentially provisions. Mr. Seto's employment may be terminated upon his death or disability and with or without cause. In the event his employment upon his death or disability, he is entitled to his then current base salary for a period of three months from the date of termination and all vested options remain exercisable through the original terms of the options. In the event we should terminate the agreement for cause or if he should resign, he is entitled to payment of his base salary through the date of termination. At our option we may terminate his employment without cause. If we terminate him without cause within six months from the date of the agreement, he is not entitled to any compensation and all granted but unvested options immediately terminate. In the event we should terminate him without cause after the six month anniversary of the employment agreement, he is entitled to payment of his then base salary and bonus through the date of termination together with three months’ salary payable in a lump sum on the date of termination and all vested options remain exercisable through the original option term.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2011:

OPTION AWARDS						STOCK AWARDS
Name(a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($)(h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Brian S. John	41,667	0	0	0.275	1/31/17	0	0	0	0
	0	41,667	0	0.275	4/30/17	0		0	0
	0	41,667	0	0.275	7/30/17	0		0	0
	0	41,667	0	0.275	10/31/17	0		0	0
	0	41,667	0	0.275	1/31/18
	0	41,667	0	0.275	4/30/187	0		0	0
	0	41,667	0	0.275	7/30/18	0		0	0
	0	41,667	0	0.275	10/31/18	0		0	0
	0	41,667	0	0.275	1/31/19	0
	0	41,667	0	0.275	4/30/19	0		0	0
	0	41,667	0	0.275	7/30/19	0		0	0
	0	41,667	0	0.275	10/31/19	0		0	0
C. Leo Smith	0	0	0	0	0	0	0	0	0

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. Neither Mr. John nor Mr. Miller received any compensation specifically for their services as a director in 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

At March 23, 2012, we had 77,590,870 shares of our common stock issued and outstanding. Such amount, however, excludes 21,133,056 shares of our common stock reserved for issue upon exercise of issued and outstanding warrants, options and a convertible note. The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2012 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	our named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 220 Congress Park Drive, Suite 304, Delray Beach, FL 33445. The information provided herein is based upon a list of our stockholders and our records with respect to the ownership of warrants and options to purchase securities in our company. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Brian S. John [1]	20,083,334	19.8%
Richard A. Miller [2]	20,083,334	19.8%
Martin Scott [3]	1,041,668	1.0%
Wei-Ken Seto [4]	700,000	≤1%
All officers and directors as a group (four persons)[1,2,3,4]	41,908,336	41.0%
Maarten Linthorst [5]	10,000,000	9.4%
Falcon Partners BVBA [6]	6,000,000	5.8%
Emilio DiSanluciano [7]	6,000,000	5.8%

1                  Includes vested options to purchase 83,334 shares of our common stock with an exercise price of $0.275 per share, but excludes options to purchase an additional 916,666 shares of our common stock exercisable at $0.275 which have not yet vested.

2                  Includes vested options to purchase 83,334 shares of our common stock with an exercise price of $0.275 per share, but excludes options to purchase an additional 916,666 shares of our common stock exercisable at $0.275 which have not yet vested.

3                  Includes vested options to purchase 41,668 shares of our common stock with an exercise price of $0.275 per share, but excludes options to purchase an additional 458,332 shares of our common stock exercisable at $0.275 and options to purchase 1,000,000 shares of our common stock with an exercise price of $0.75 per share which have not yet vested. The number of shares owned by Mr. Scott excludes securities owned by his wife over which he disclaims beneficial ownership.

4                  Includes 400,000 shares underlying a $40,000 principal amount convertible promissory note with a conversion price of $0.10 per share and warrants to purchase 100,000 shares of our common stock with an exercise price of $0.25 per share, but excludes unvested options to purchase 3,000,000 shares of our common stock with an exercise price of $0.75 per share.

5                  The number of shares beneficially owned by Mr. Linthorst includes 5,000,000 shares of our common stock issuable upon the exercise of warrants with an exercise price of $0.25 per share. Mr. Lindhort’s address is Mutzmaleivstrasse 34, CH-8712 Staefa, Switzerland.

6                  The number of shares beneficially owned by Falcon Partners BVBA includes 1,000,000 shares of our common stock issuable upon the exercise of warrants with an exercise price of $0.25 per share. Falcon Partners BVBA’s address is Gan Welterslaan #13, 2100 Antwerp Belgium.

7                  The number of shares beneficially owned by Mr. DiSanluciano includes 1,000,000 shares of our common stock issuable upon the exercise of three-year warrants with an exercise price of $0.25 per share which are held of record by Thorsdale, Inc.. Mr. DiSanluciano has voting and dispositive control over securities held by Thorsdale, Inc. Mr. DiSanluciano ‘s address is 777 S. Flagler Drive, Suite 800, West Tower, West Palm Beach, FL 33487.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Plan category

Plans approved by our shareholders:
2011 Equity Compensation Plan	4,100,000	$0.275	900,000
Plans not approved by shareholders	0	—	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In August 2011, SimplePons Operations entered into a two year consulting agreement with Mr. Emilio DiSanluciano to provide a variety of services to us, including industry analysis, identifying and introducing potential strategic partners to our company, evaluations of competitors and development of strategies to increase our competitiveness and advice on effective management of relationships with investment banking firms. As compensation for these services, SimplePons Operations issued Mr. DiSanluciano 4,000,000 shares of its common stock valued at $200,000. Mr. DiSanluciano is an affiliate of the Felix Investments LLC, a broker-dealer and member of FINRA. On February 15, 2012 we engaged that firm to serve as our exclusive financial advisor. Under the terms of the one year agreement, the firm will provide us with financial advisory and investment banking services for an annual fee of $60,000. We have agreed to reimburse the firm for its expenses incurred in connection with the engagement and to pay it certain additional transactional fees. We have also granted the firm the right to serve as our investment banker for any private or public offering of our securities and in certain other transactions, upon such terms as the parties may mutually agree. The agreement contains customary indemnification provisions.

In January 2012 we borrowed $40,000 from Mr. Wei-Ken Seto, one of our executive officers, under the terms of a convertible promissory note due in January 2013. The note, which bears interest at 4% per annum, is convertible at our option into shares of our common stock at a conversion price of $0.10 per share.

Director Independence

Neither of our directors is considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Webb & Company, P.A. for 2011 and Rothstein, Kass & Company, P.C. for 2011 and 2010.

	2011	2010

Audit Fees	$36,231	$30,000
Audit-Related Fees	0	0
Tax Fees	0	7,500
All Other Fees	0	0
Total	$36,231	$37,500

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2011 were pre-approved by the entire Board of Directors.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

2.1	Agreement and Plan of Merger by and among Paligent Inc., IFL Corp., and International Fight League, Inc., dated as of August 25, 2006 (Incorporated by reference to the registrant’s amended Schedule 14A filed on October 31, 2006).
2.2	Agreement and Plan of Reorganization dated October 20, 2011 by and between IFLI Acquisition Corp., IFLI Acquisition Subsidiary Corp. and SimplePons, Inc. (Incorporated by reference to the Current Report on Form 8-K filed by the registrant on October 20, 2011).
3.1	Amended and Restated Certificate of Incorporation of Paligent Inc. (f/k/a HeavenlyDoor.com, Inc.), filed with the Secretary of State of Delaware on June 26, 2000 (Incorporated by reference to the registrant’s registration statement on Form S-8 (Commission File No. 333-45168) filed on September 5, 2000).
3.2	Certificate of Ownership and Merger of Paligent Inc. into HeavenlyDoor.com, Inc., filed with the Secretary of State of Delaware on December 28, 2000, to be effective as of December 31, 2000. (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on April 2, 2001).
3.3	Certificate of Amendment to Certificate of Incorporation of Paligent Inc. filed with the Secretary of State of the State of Delaware on November 28, 2006, to be effective as of November 29, 2006 to give effect to the reverse stock split (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 5, 2006).
3.4	Certificate of Amendment to Certificate of Incorporation of Paligent Inc. filed with the Secretary of State of the State of Delaware on November 28, 2006, to be effective as of November 29, 2006 to change the Registrant’s name to International Fight League, Inc. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 5, 2006).
3.5	Certificate of Amendment to the registrant’s Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on June 28, 2007 (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 14, 2007).
3.6	Amended and Restated By-laws of registrant (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 22, 2007).
3.7	Certificate of Amendment to the registrant’s Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware and effective on July 8, 2010 (Incorporated by reference to the registrant’s Current Report on Form 8-K filed July 12, 2010).
3.8	Certificate of Merger (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
3.9	Amendment No. 1 dated November 1, 2011 to the Amended and Restated Bylaws (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 15, 2011).
4.1	Form of Warrant dated August 6, 2007 (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 9, 2007).
4.2	Warrant dated March 1, 2007 issued to placement agent (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 15, 2007).
4.3	Warrant dated August 6, 2007 issued to placement agent (Incorporated by reference to the registrant’s registration statement on Form S-1 (Commission File No. 333-146629) filed October 11, 2007).
4.4	Warrant dated June 1, 2007 issued to consultant (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 14, 2007).
4.5	Form of Coach’s Warrant (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 14, 2007).
4.6	Form of Exchange Warrant (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
4.7	Form of Series B common stock purchase warrant *

4.8	Form of Series C common stock purchase warrant *
10.1	Asset Purchase Agreement, dated September 19, 2008, between IFL Corp. and HD Net LLC (Incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 24, 2008).
10.2	Registration Rights Agreement, dated December 22, 2006 between International Fight League, Inc. and the stockholders party thereto (Incorporated by reference to the registrant’s registration statement on Form S-1 (Commission File No. 333-140636) filed on February 12, 2007).
10.3	Stock Repurchase Agreement dated November 1, 2011 by and between IFLI Acquisition Corp., Insurance Marketing Solutions, LLC and SimplePons, Inc.(Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
10.4	Employment Agreement dated February 15, 2011 by and among SimplePons, Inc. and Brian S. John (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 17, 2011).
10.5	Employment Agreement dated February 15, 2011 by and among SimplePons, Inc. and Richard A. Miller (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 17, 2011).
10.6	Employment Agreement dated February 15, 2011 by and among SimplePons, Inc. and Martin Scott (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 17, 2011).
10.7	Employment Agreement dated February 15, 2011 by and among SimplePons, Inc. and Wei-Ken Seto (Incorporated by reference to the registrant’s Current Report on Form 8-K filed January 26, 2012.
10.8	Office Lease Agreement dated November 11, 2011 by and among ATC Realty One, LLC and SimplePons, Inc.(Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 17, 2011).
10.9	2011 Equity Compensation Plan (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
14.1	Code Business Conduct and Ethics adopted November 1, 2011 (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
16.1	Letter dated November 4, 2011 from Rothstein, Kass & Company, P.C. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
21.1	Subsidiaries of the registrant *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer*
32.1	Section 1350 Certification of Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*           filed herewith

**         In accordance with Regulation S-T, the XBRL-formatted interactive data files included in this report shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SimplePons, Inc.

March 28, 2012	By: /s/ Brian S. John
Brian S. John, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Brian S. John	Chief Executive Officer, President,	March 28, 2012
Brian S. John	directors, principal executive officer

/s/ Richard A. Miller	Vice President, Secretary, director	March 28, 2012
Richard A. Miller

/s/Wei-Ken Seto	Chief Operating Officer	March 28, 2012
Wei-Ken Seto

/s/ Martin Scott	Chief Financial Officer, principal	March 28, 2012
Martin Scott	financial and accounting officer

SIMPLEPONS, INC.

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	BALANCE SHEET AS OF DECEMBER 31, 2011

PAGE	3	CONSOLIDATED STATEMENT OF OPERATIONS FOR THE PERIOD FROM FEBRUARY 7, 2011 (INCEPTION) TO DECEMBER 31, 2011

PAGE	4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM FEBRUARY 7, 2011 (INCEPTION) TO DECEMBER 31, 2011

PAGE	5	CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE PERIOD FROM FEBRUARY 7, 2011 (INCEPTION) TO DECEMBER 31, 2011

PAGES	6- 15	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

SimplePons, Inc.

We have audited the accompanying consolidated balance sheet of SimplePons, Inc. and Subsidiary (the “Company”) as of December 31, 2011 and the related consolidated statement of operations, changes in stockholders’ equity and cash flows for the period from February 7, 2011 (Inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of SimplePons, Inc. as of December 31, 2011 and the results of its operations and its cash flows for the period from February 7, 2011 (Inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, for the period from February 7, 2011 (Inception) to December 31, 2011, the Company has a net loss of $831,590 and a negative cash flow from operations of $489,045. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 WEBB & COMPANY, P.A.

Certified Public Accountants

Boynton Beach, Florida

March 26, 2012

1500 Gateway Boulevard, Suite 202 i Boynton Beach, FL 33426

Telephone: (561) 752-1721 i Fax: (561) 734-8562

www.cpawebb.com

SIMPLEPONS, INC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2011

ASSETS

CURRENT ASSETS	2011
Cash	$120,768
Accounts receivable	820
Inventory	28,753
Prepaid expenses and other current assets	362,138
Deposit	9,494
TOTAL CURRENTS ASSETS	521,973

TOTAL PROPERTY AND EQUIPMENT, NET	12,690

OTHER ASSETS
Website, net	106,311
Prepaid expenses	93,750
Trademarks, net	825
TOTAL OTHER ASSETS	200,886

TOTAL ASSETS	$735,549

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$65,591
Accrued salary officers	92,339
TOTAL LIABILITIES	157,930

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 77,140,870 shares issued and outstanding	771,409
Additional paid in capital	637,800
Accumulated deficit	(831,590)
TOTAL STOCKHOLDERS' EQUITY	577,619

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$735,549

See Accompanying Notes to Consolidated Financial Statements

SIMPLEPONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 7, 2011 (INCEPTION) TO DECEMBER 31, 2011

For the period from February 7, 2011 (Inception) to December 31, 2011
Revenue, net	$6,641
Cost of goods sold	934
Gross Profit	5,707

OPERATING EXPENSES

Salary expense	340,405
Consulting	288,206
Selling, general and administrative	121,459
Legal and professional	78,663
Depreciation	9,078
Total Operating Expenses	837,811

Net loss from operations	(832,104)

Interest income	514

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(831,590)

PROVISION FOR INCOME TAXES	—

NET LOSS	$(831,590)

Net loss per share - basic and diluted	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	59,340,343

See Accompanying Notes to Consolidated Financial Statements

SIMPLEPONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM FEBRUARY 7, 2011 (INCEPTION) TO DECEMBER 31, 2011

	Preferred stock		Common stock		Additional
	Shares	Amount	Shares	Amount	paid in capital	Accumulated deficit	Total

February 7 , 2011 (Inception)	—	$—	—	$—	$—	$—	$—

Common stock sold to founders ($.000125)	—	—	40,000,000	400,000	(395,000)	—	5,000

Sale of common stock ($.0025)	—	—	1,000,000	10,000	(7,500)	—	2,500
				—
Sale of common stock ($.00125)	—	—	2,000,000	20,000	(17,500)	—	2,500
				—
Common stock issued for professional fees ($.05 per share)	—	—	1,400,000	14,000	56,000	—	70,000
				—
Private placement of common stock ($.05 per share), net of fees of $11,783	—	—	20,010,000	200,100	788,617	—	988,717
				—
Private placement of common stock ($.25 per share)	—	—	200,000	2,000	48,000	—	50,000

Common stock issued for consulting services ($.05 per share)	—	—	10,000,000	100,000	400,000	—	500,000
				—
Common stock to be issued for Website development ($.05 per share)	—	—	500,000	5,000	20,000	—	25,000

Stock option expense	—	—	—	—	17,183	—	17,183

Recapitalization	—	—	2,030,870	20,309	(272,000)	—	(251,691)

Net loss for the period February 7, 2011 (Inception) to December 31, 2011	—	—	—	—	—	(831,590)	(831,590)

Balance December 31, 2011	—	$—	77,140,870	$771,409	$637,800	$(831,590)	$577,619

See Accompanying Notes to Consolidated Financial Statements

SIMPLEPONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 7, 2011 (INCEPTION) TO DECEMBER 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:	For the period from February 7, 2011 (Inception) to December 31, 2011
Net loss	$(831,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9,079
Stock compensation	251,250
Stock option expense	17,183
Changes in operating assets and liabilities:
Increase in accounts receivable	(820)
Increase in inventory	(28,753)
Increase in prepaid expenses and other assets	(53,830)
Increase in deposits	(9,494)
Increase in accounts payable	59,439
Increase in accrued expenses	12,697
Increase in accrued salaries	85,794
Net Cash Used In Operating Activities	(489,045)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of trademarks	(825)
Development of website	(89,612)
Purchase of property and equipment	(13,468)
Net Cash Used In Investing Activities	(103,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment pursuant to recapitalization	(335,000)
Sale of common stock, net of offering costs	1,048,718
Net Cash Provided by Investing Activities	713,718

NET INCREASE IN CASH	120,768

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$120,768

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—
Cash paid for taxes	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for consulting fees	$500,000
Common stock issued for website development	$25,000
Common stock issued for prepaid insurance	$83,308

See Accompanying Notes to Consolidated Financial Statements

SIMPLEPONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

1.	Organization, Basis of Presentation and Nature of Operations

Simplepons, Inc. is a Delaware Corporation formed on February 7, 2011. IFLI Acquisition Corp., formerly International Fight League, Inc. (“IFLI”) was incorporated in the State of Delaware on May 8, 1992. On November 1, 2011 we closed on a share exchange agreement with IFLI Acquisition Corp. and exchanged all of our outstanding shares for 37,455,000 shares of IFLI Acquisition Corp, Inc. and warrants equal to and on the sames terms as those outstanding at the date of the merger. Simplepons, Inc. was the accounting acquirer and IFLI Acquisition Corp. was the accounting acquiree in the transaction that was treated as a reverse merger and recapitalization. As part of the exchange agreement, IFLI Acquisition Corp. purchased 1,012,353 shares of common stock from the principal stockholder for $335,000 and assumed net assets of $83,309 resulting in a charge to equity upon recapitalization of $251,691. The Company is deemed to have issued 2,030,870 common shares to the original shareholders of IFLI. Following the purchase, the shares were cancelled. Upon closing of the reverse merger, IFLI Acquisition Corp. was renamed Simplepons, Inc. and Simplepons, Inc. was renamed Simplepons Operating, Inc. Simplepons, Inc. and Simplepons Operating, Inc. are hereafter referred to as the “Company”. At closing, Company’s stockholders will own approximately 97% of IFLI outstanding common stock, giving effect to the stock repurchase.

The Company is in the business of mobile coupon subscriptions that solves the problem of leaving your coupons at home.Their cost effective platform is designed for businesses to connect with new and existing customers.

2.	Summary of Significant Accounting Principles

(A) Going Concern

As reflected in the accompanying consolidated financial statements, for the period February 7, 2011(Inception) to December 31, 2011 the Company has a net loss of $831,590 and used cash in operations of $489,045. These factors raise substantial doubt about the Company’s ability to continue as a going concern

The Company’s continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide for the opportunity for the Company to continue as a going concern.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

The most significant estimates include the valuation of stock based compensation, amortization period for intangible assets and deferred tax valuation allowance.

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2011 the Company had no balances that exceeded FDIC insurance limits.

(D) Inventories

The Company’s inventories consist entirely of purchased finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis.

(E) Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a five year life for computer equipment and a three year life for software.

(F) Impairment

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 360, Property, Plant and Equipment, the Company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment loss is recognized.

SIMPLEPONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

There was no impairment losses recorded during the period ended December 31, 2011.

(G) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. During the period February 7, 2011(Inception) to December 31, 2011, the Company incurred $114,612 in website development costs. The website was put into service on September 30, 2011. Amortization for the period February 7, 2011(Inception) to December 31, 2011 was $8,301.

(H) Stock-Based Compensation

The Company recognizes compensation costs to employees under FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation. Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

(I) Loss Per Share

Basic and diluted net (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of December 31, 2011 there were 24,382,456 options and warrants outstanding, whose effect was anti-dilutive and not included in diluted net loss per share. The options and warrants may dilute future earnings per share.

SIMPLEPONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

(J) Fair Value of Financial Instruments

The carrying amounts of the Company’s accounts payable and accrued expenses related approximate fair value due to the relatively short period to maturity for these instruments.

(K) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company’s income tax expense differs from the “expected” tax expense for federal income tax purpose by applying the Federal & State blended rate of 37.63% as follows:

December 31, 2011

Expected income tax benefit (expense) at the statutory rate of 37.63%	$(313,003)
Tax effect of expenses that are not deductible for income tax purposes	102,906
Change in valuation allowance	210,097

Provision for income taxes	$—

The components of deferred income taxes are as follows:
2011

Deferred income tax asset:
Net operating loss carryforwards	$210,097
Valuation allowance	(210,097)
Deferred income taxes	$—

As of December 31, 2011, the Company has a net operating loss carry forward of approximately $558,321 available to offset future taxable income through 2031.  This results in deferred tax assets of approximately $210,097 as of December 31, 2011. The valuation allowance at December 31, 2011 was approximately $210,097. The change in the valuation allowance for the period February 7, 2011(Inception) to December 31, 2011 was an increase of $210,097.

The Company’s federal income tax return for the year ended December 31, 2011 is subject to examination by the Internal Revenue Service.

SIMPLEPONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

(L) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(M) Revenue Recognition

The Company recognizes revenue in accordance with FASB Accounting Standards Codification No. 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, Delivery has occurred and collectability is reasonably assured. This criteria is met when the deal books are delivered to our customers and collectability is reasonably assured. We record these sales net of any discounts provided to our customers.

(N) Concentrations

During the year ended December 31, 2011 the Company had four customers who represented 33%, 20%, 16% and 12% of sales and one customer that represented 100% of accounts receivable at December 31, 2011.

(O) Recent Accounting Pronouncements

In June, 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, Comprehensive Income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively.

Additionally, the FASB issued a second amendment to ASC Topic 220 in December 2011, ASU No. 2011-12, which allows companies the ability to defer certain aspects of ASU 2011-05. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments do not require any transition disclosures.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.

3.	Property and Equipment

At December 31, 2011 property and equipment consisted of the following:

Computer equipment	$13,468
Less accumulated depreciation	(778)

$12,690

Depreciation expense for the period February 7, 2011(Inception) to December 31, 2011 was $778

SIMPLEPONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

4.	Commitments and Contingencies

Employment Agreements

Effective February 15, 2011, the Company entered into employment agreements with its President and Vice President. The employment agreements each provided for a term of five years. Pursuant to the terms of the employment agreements, each of these executive officers will receive an annual salary during the first and second years of the term of the employment agreement of $50,000, which is increased to $75,000 per year in the third year of the term, to $100,000 per year in the fourth year of the term and to $150,000 per year in the final year of the term of the agreement.  The agreement will terminate upon the death or disability of the officers.  In addition, the agreement may be terminated by either party without cause or by the Company for cause.  Upon the termination of the agreement, the officers are not entitled to any severance payments and the Company is only obligated to compensate the officer through the date of termination.  If the Company should terminate the agreement without cause, the non-compete provisions of the agreement terminate.

On November 16, 2011, the Company entered into a new five year employment agreements with its President and Vice President which superseded their prior agreements with our subsidiary, SimplePons, Inc. Under the terms of these agreements, the Company agreed to pay each of them an annual salary of $100,000 for the period commencing on the effective date and ending on December 31, 2012, and thereafter for the period commencing on January 1, 2013 and ending on December 31, 2013, a base salary at an annual rate $125,000, and thereafter for the period commencing January 1, 2014 until the end of the term of this agreement, a base salary at an annual rate of $150,000. Each executive is also entitled to an annual bonus of at the discretion of our board of directors. Each of these executive officers is also entitled to participate in all benefit programs we offer our employees. The agreements, which contain an automatic yearly renewal provision, contain customary confidentially and non-compete provisions. As additional compensation the Company granted options to both executives to purchase an aggregate of 2,000,000 shares of common stock vesting quarterly in arrears over three years (See note 6(e)). Each employee’s employment may be terminated upon his death or disability and with or without cause. In the event we should terminate his employment upon his death or disability, he is entitled to his then current base salary for a period of three months from the date of termination and all granted but unvested options are immediately vested. In the event we should terminate the agreement for cause or if he should resign, he is entitled to payment of his base salary through the date of termination. At our option, we may terminate his employment without cause, in which event he is entitled to payment of his then base salary and bonus through the date of termination together with one years’ salary payable in a lump sum at the date of termination and all granted but unvested options are immediately vested. Salary expense including payroll taxes for the period February 7, 2011(Inception) to December 31, 2011 was $82,920 and is accrued as of December 31, 2011.

On November 16, 2011, the Company entered into a new five year employment agreements with its Chief Financial Officer, which is effective November 16, 2011. Under the terms of this agreement, we agreed to pay our Chief Financial Officer an annual salary of $70,000 for the period commencing on the effective date and ending on December 31, 2012, and thereafter for the period commencing on January 1, 2013 and ending on December 31, 2013, a base salary at an annual rate $87,500, and thereafter for the period commencing January 1, 2014 until the end of the term of this agreement, a base salary at an annual rate of $109,375. He is also entitled to an annual bonus of at the discretion of our board of directors. The agreements, which contain an automatic yearly renewal provision, contain customary confidentially and non-compete provisions. As additional compensation the Company granted options to the executive to purchase an aggregate of 500,000 shares of common stock vesting quarterly in arrears over three years (See note 6(e)). Each employee’s employment may be terminated upon his death or disability and with or without cause. In the event we should terminate his employment upon his death or disability, he is entitled to his then current base salary for a period of three months from the date of termination and all granted but unvested options are immediately vested. In the event we should terminate the agreement for cause or if he should resign, he is entitled to payment of his base salary through the date of termination. At our option, we may terminate his employment without cause, in which event he is entitled to payment of his then base salary and bonus through the date of termination together with one years’ salary payable in a lump sum at the date of termination and all granted but unvested options are immediately vested. Salary expense including payroll taxes for the period February 7, 2011(Inception) to December 31, 2011 was $9,419 and is accrued as of December 31, 2011.

SIMPLEPONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

Lease Commitments

On November 10, 2011, the Company leased approximately 3,200 square feet of office space from an unaffiliated third party under the terms of a three year agreement from December 15, 2011 through December 14, 2014. Future minimum lease commitments due under the operating lease at December 31, 2011 are as follows:

2012:	$60,375
2013:	61,387
2014:	62,433
$184,195

5.	Related Party Transactions

In February 2011 the Company issued a total of 40,000,000 shares of common stock to its two founders. The founders paid $5,000 ($0.000125 per share) for such shares of common stock.

Effective February 15, 2011, the Company entered into employment agreements with its President and Vice President. The employment agreements each provided for a term of five years. Pursuant to the terms of the employment agreements, each of these executive officers will receive an annual salary during the first and second years of the term of the employment agreement of $50,000, which is increased to $75,000 per year in the third year of the term, to $100,000 per year in the fourth year of the term and to $150,000 per year in the final year of the term of the agreement. The agreement will terminate upon the death or disability of the officers. In addition, the agreement may be terminated by either party without cause or by the Company for cause.

On November 16, 2011, the Company entered into a new five year employment agreements with its President and Vice President which superseded their prior agreements with our subsidiary, SimplePons, Inc. Under the terms of these agreements, the Company agreed to pay each of them an annual salary of $100,000 for the period commencing on the effective date and ending on December 31, 2012, and thereafter for the period commencing on January 1, 2013 and ending on December 31, 2013, a base salary at an annual rate $125,000, and thereafter for the period commencing January 1, 2014 until the end of the term of this agreement, a base salary at an annual rate of $150,000. Each executive is also entitled to an annual bonus of at the discretion of our board of directors. Each of these executive officers is also entitled to participate in all benefit programs we offer our employees. The agreements, which contain an automatic yearly renewal provision, contain customary confidentially and non-compete provisions. Each employee’s employment may be terminated upon his death or disability and with or without cause. In the event we should terminate his employment upon his death or disability, he is entitled to his then current base salary for a period of three months from the date of termination and all granted but unvested options are immediately vested. In the event we should terminate the agreement for cause or if he should resign, he is entitled to payment of his base salary through the date of termination. At our option we may terminate his employment without cause, in which event he is entitled to payment of his then base salary and bonus through the date of termination together with one years’ salary payable in a lump sum at the date of termination and all granted but unvested options are immediately vested. Salary expense including payroll taxes for the period February 7, 2011(Inception) to December 31, 2011 was $82,920 and is accrued as of December 31, 2011.

On November 16, 2011, the Company entered into a new five-year employment agreement with its Chief Financial Officer, which is effective November 16, 2011. Under the terms of this agreement, we agreed to pay our Chief Financial Officer an annual salary of $70,000 for the period commencing on the effective date and ending on December 31, 2012, and thereafter for the period commencing on January 1, 2013 and ending on December 31, 2013, a base salary at an annual rate $87,500, and thereafter for the period commencing January 1, 2014 until the end of the term of this agreement, a base salary at an annual rate of $109,375. He is also entitled to an annual bonus of at the discretion of our board of directors. The agreements, which contain an automatic yearly renewal provision, contain customary confidentially and non-compete provisions. Each employee’s employment may be terminated upon his death or disability and with or without cause. In the event we should terminate his employment upon his death or disability, he is entitled to his then current base salary for a period of three months from the date of termination and all granted but unvested options are immediately vested. In the event we should terminate the agreement for cause or if he should resign, he is entitled to payment of his base salary through the date of termination. At our option we may terminate his employment without cause, in which event he is entitled to payment of his then base salary and bonus through the date of termination together with one years’ salary payable in a lump sum at the date of termination and all granted but unvested options are immediately vested. Salary expense including payroll taxes for the period February 7, 2011(Inception) to December 31, 2011 was $9,419 and is accrued as of December 31, 2011 options are immediately vested.

SIMPLEPONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

6.	Stockholders’ Equity

(A) Authorized Shares

The Company is authorized to issue 400,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share with rights and preferences to be determined by the Board of Directors.

On November 2, 2011, the Company's stockholders approved a 2 for 1 forward stock split for its common stock. As a result, stockholders of record at the close of business on December 16, 2011, received two shares of common stock for every one share held. Common stocks, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

(B) Sales of Common Stock

In February 2011 the Company issued a total of 40,000,000 shares of common stock to its two founders. The founders paid $5,000 ($0.000125 per share) for such shares of common stock.

In February 2011 the Company sold 2,000,000 shares of common stock to an investor for $2,500 ($0.00125 per share).

In February 2011 the Company sold 1,000,000 shares of common stock to an investor for $2,500 ($0.00125 per share).

Between March 2011 and October 31, 2011, the Company issued 20,010,000 Units of its securities in a private placement to accredited investors.  The price of these Units was $0.05 per unit. Each Unit consists of one share of common stock and one three year Series A Warrant.  Each Series A Warrant entitles the holder to purchase one share of common stock at an exercise price of $0.25 per share. Upon 30 days’ notice, we have the right to call the warrants at $0.0001 per warrant if our stock is currently quoted for trading in the over the counter market, the closing price of our common stock is $.25 or more for five consecutive trading days and there is an effective registration statement covering the resale of the shares of common stock underlying the Series A Warrants.  We received proceeds of $988,718, net of expenses of $11,783 from this offering.

In December 2011, the Company issued 200,000 Units of its securities in a private placement to an accredited investor.  The price of these Units was $0.05 per unit. Each Unit consists of one share of common stock and one three year Series B Warrant.  Each Series B Warrant entitles the holder to purchase one share of common stock at an exercise price of $0.50 per share. Upon 30 days’ notice, we have the right to call the warrants at $0.0001 per warrant if our stock is currently quoted for trading in the over the counter market, the closing price of our common stock is $.50 or more for five consecutive trading days and there is an effective registration statement covering the resale of the shares of common stock underlying the Series B Warrants.  We received proceeds of $50,000.

(C) Common Stock Issued for Services

In March 2011, the Company issued 1,000,000 shares of common stock valued at $50,000 ($0.05 per share) based on contemporaneous stock sales to consultant for accounting services. The $50,000 was expensed.

SIMPLEPONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

In March 2011, the Company issued 400,000 shares of common stock valued at $20,000 ($0.05 per share) based on contemporaneous stock sales for legal services. The $20,000 was expensed.

In May 2011, the Company issued 4,000,000 shares of common stock valued at $200,000 ($0.05 per share) based on contemporaneous stock sales and $50,000 cash to a consultant for management consulting, business advisory, strategic planning and public relations. On August 26, 2011 the Company amended to agreement and agreed to pay the consultant an additional $50,000 for services under this agreement. The term of the agreement is for one year and expires on May 17, 2012. For the period February 7, 2011(Inception) to December 31, 2011 the Company has expensed a total of $179,205 and recorded a prepaid expense of $120,794, respectively as of December 31, 2011.

In May 2011, the Company issued 500,000 shares of common stock valued at $25,000 ($0.05 per share) based on contemporaneous stock sales for assistance in developing its website. The $25,000 was capitalized.

In August 2011, the Company issued 4,000,000 shares of common stock valued at $200,000 ($0.05 per share) based on contemporaneous stock sales to a consultant for a variety of services to the Company, including industry analysis, identifying and introducing potential strategic partners to the Company, evaluations of competitors and development of strategies to increase the Company’s competitiveness and advice on effective management of relationships with investment banking firms. The term of the agreement is for two years and expires on August 15, 2013. For the period February 7, 2011(Inception) to December 31, 2011 the Company has expensed a total of $37,500 and recorded a prepaid expense of $162,500 as of December 31, 2011.
In August 2011, the Company issued 2,000,000 shares of common stock valued at $100,000 ($0.05 per share) based on contemporaneous stock sales to a consultant for a variety of services to the Company, including industry analysis, identifying and introducing potential strategic partners to the Company, evaluations of competitors and development of strategies to increase the Company’s competitiveness and advice on effective management of relationships with investment banking firms. The term of the agreement is for two years and expires on August 15, 2013. For the period February 7, 2011(Inception) to December 31, 2011 the Company has expensed a total of $18,750 and recorded a prepaid expense of $81,250 as of December 31, 2011.

(D) Stock Options

November 1, 2011, the Company granted a total of 4,100,000 stock options to Employees and Officers including 2,500,000 options to Officers. The option vest quarterly over a period of three years and have an exercise price of $0.275 per share. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 87%, risk free interest rate of .87%, and expected life of 4 years. For the year ended December 31, 2011 the Company expensed $17,184 as the fair value.

Weighted
Avg.
Exercise
Options:	Shares	Price
Balance at February 7, 2011 (Inception)	—	$—
Issued	4,100,000	.275
Exercised	—	—
Expired	—	—
Balance at December 31, 2011	4,100,000	$.275
Options exercisable at December 31, 2011	—	$—

SIMPLEPONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

The following table summarizes information about options for the Company as of December 31, 2011:

	2011 Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$.275	4,100,000	3.83	$.275	—	—

7. Warrants

The following tables summarize all warrant grants for the period February 7, 2011 (Inception) to December 31, 2011, and the related changes during these periods are presented below.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at February 7, 2011 (Inception)	—	—
Warrants included with reverse merger	72,456	$210.63
Granted	20,210,000	0.25
Exercised	—	—
Expired	—	—
Balance at December 31, 2011	20,282,456	$1.00
Warrants Exercisable at December 30, 2011	20,282,456	—

8.	Subsequent Events

On January 20, 2012, the Company entered into a three-year employment with our new Chief Operating Officer. Under the terms of this agreement, the Company agreed to pay our Chief Operating Officer an annual salary of $150,000. As additional compensation, the Company granted options to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.75 per share, which vest quarterly over three-year beginning on August 1, 2012. Our Chief Operating Officer may be terminated upon his death or disability and with or without cause. In the event we should terminate his employment upon his death or disability, he is entitled to his then current base salary for a period of three months from the date of termination and all vested options remain exercisable through the original terms of the options. In the event we should terminate the agreement for cause or if he should resign, he is entitled to payment of his base salary through the date of termination. At our option we may terminate his employment without cause. If we terminate him without cause within six months from the date of the agreement, he is not entitled to any compensation and all granted but unvested options immediately terminate. In the event we should terminate him without cause after the six-month anniversary of the employment agreement, he is entitled to payment of his then base salary and bonus through the date of termination together with three months’ salary payable in a lump sum on the date of termination and all vested options remain exercisable through the original option term.

 SIMPLEPONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

On January 20, 2012, the Company issued 450,000 Units of its securities in a private placement to two accredited investors. The price of these Units was $0.50 per unit. Each Unit consists of one share of common stock and one three year Series C Warrant. Each Series C Warrant entitles the holder to purchase one share of common stock at an exercise price of $0.50 per share. Upon 30 days’ notice, we have the right to call the warrants at $0.0001 per warrant if our stock is currently quoted for trading in the over the counter market, the closing price of our common stock is $.50 or more for five consecutive trading days and there is an effective registration statement covering the resale of the shares of common stock underlying the Series C Warrants. We received proceeds of $225,000.

On January 24, 2012, the Company entered into a 4% convertible promissory note with its Chief Operating Officer in the amount of $40,000. The note is due on January 24, 2013 prior to the expiration date and the Company has the option to convert the principle and accrued interest into shares of the Company’s common at $0.10.

On February 3, 2012, the Company agreed to amend a May 18, 2011 consulting agreement to pay the consultant an additional $30,000 upon receipt of additional funding.

On February 8, 2011, the Company issued its Chief Financial Operating Officer an additional grant of options to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.75 per share, which vest quarterly over three-years beginning on February 8, 2012.

On February 15, 2012, the Company engaged an investment banking firm to serve as our exclusive financial advisor. Under the terms of the one year agreement, the investment banker will provide the Company with financial advisory and investment banking services for an annual fee of $60,000. The Company has agreed to reimburse the investment banking firm for its expenses incurred in connection with the engagement and to pay it certain additional transactional fees. The Company has also granted the investment bank firm the right to serve as our investment banker for any private or public offering of our securities and in certain other transactions, upon such terms as the parties may mutually agree.

Subsequent to December 31, 2011, the Company issued to various employees an additional grant of options to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $.75 per share which vest quarterly over three years.

