Form 10-Q
period 2012-03-31
SimplePons, Inc.
filed 2012-05-15
CIK 885475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 000-21134

SIMPLEPONS, INC.
(Name of registrant as specified in its charter)

Delaware	04-2893483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 Congress Park Drive, Suite 304, Delray Beach, FL	33445
(Address of principal executive offices)	(Zip Code)

561-330-3500
(Registrant's telephone number, including area code)

not applicable
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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 79,070,870 shares of common stock are issued and outstanding as of May 9, 2012.

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Item A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011. Other sections of this report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “SimplePons”, “we”, “our”, the "Company" and similar terms refer to SimplePons, Inc., a Delaware corporation, and our wholly-owned subsidiary SimplePons Operations, Inc., a Delaware corporation (“SimplePons Operations”). In addition, when used herein and unless specifically set forth to the contrary, “2011” refers to the year ended December 31, 2011 and “2012” refers to the year ending December 31, 2012.

The information which appears on our website at www.simplepons.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

Item 1.             Financial Statements.

SIMPLEPONS, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2012	December 31, 2011
	(Unaudited)
CURRENT ASSETS

Cash	$80,481	$120,768
Accounts receivable, net	2,643	820
Inventory	18,160	28,753
Prepaid expenses and other current assets	291,065	362,138
Deposit	20,427	9,494
TOTAL CURRENTS ASSETS	412,776	521,973

TOTAL PROPERTY AND EQUIPMENT, NET	17,756	12,690

OTHER ASSETS
Website, net	106,789	106,311
Prepaid expenses	56,250	93,750
Trademarks	1,475	825
TOTAL OTHER ASSETS	164,514	200,886

TOTAL ASSETS	$595,046	$735,549

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$113,393	$65,591
Accrued salary officers	162,572	92,339
Convertible note payable - related party	40,000	—
TOTAL LIABILITIES	315,965	157,930

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized,78,170,870 and 77,140,870 shares issued and outstanding, respectivly	781,709	771,409
Additional paid in capital	1,003,238	637,800
Accumulated deficit	(1,505,866)	(831,590)
TOTAL STOCKHOLDERS’ EQUITY	279,081	577,619

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$595,046	$735,549

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIMPLEPONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 7, 2011 (INCEPTION) TO MARCH 31, 2011

AND THE THREE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

		For the Period From
	For the three months ended	February 7, 2011 (Inception)
	to March 31, 2012	to March 31, 2011

Revenue	$10,223	$—
Cost of goods sold	1,503	—
Gross Profit	8,720	—

OPERATING EXPENSES

Salary expense	300,183	377
Consulting	134,610	50,000
Selling, general and administrative	210,986	12,500
Legal and professional	25,560	20,000
Depreciation and amortization	11,377	—
Total Operating Expenses	682,716	82,877

Net loss from operations	(673,996)	(82,877)

Other income / (expenses)
Interest income	14	—
Interest expense	(294)	—
Total other expenses, net	(280)	—

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(674,276)	(82,877)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(674,276)	$(82,877)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	77,698,013	21,790,556

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIMPLEPONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM FEBRUARY 7, 2011 (INCEPTION) TO DECEMBER 31, 2011 AND

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

	Preferred stock		Common stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

February 7 , 2011 (Inception)	—	$—	—	$—	$—	$—	$—

Common stock sold to founders ($.000125)	—	—	40,000,000	400,000	(395,000)	—	5,000

Sale of common stock ($.0025)	—	—	1,000,000	10,000	(7,500)	—	2,500

Sale of common stock ($.00125)	—	—	2,000,000	20,000	(17,500)	—	2,500

Common stock issued for professional fees ($.05 per share)	—	—	1,400,000	14,000	56,000	—	70,000

Private placement of common stock ($.05 per share), net of fees of $11,783	—	—	20,010,000	200,100	788,617	—	988,717

Private placement of common stock ($.25 per share)	—	—	200,000	2,000	48,000	—	50,000

Common stock issued for consulting services ($.05 per share)	—	—	10,000,000	100,000	400,000	—	500,000

Common stock to be issued for Website development ($.05 per share)	—	—	500,000	5,000	20,000	—	25,000

Stock option expense	—	—	—	—	17,183	—	17,183

Reverse Merger	—	—	2,030,870	20,309	(272,000)	—	(251,691)

Net loss for the period February 7, 2011 (Inception) to December 31, 2011	—	—	—	—	—	(831,590)	(831,590)

Balance December 31, 2011	—	—	77,140,870	771,409	637,800	(831,590)	577,619

Private placement of common stock ($.50 per share)	—	—	450,000	4,500	220,500	—	225,000

Private placement of common stock ($.25 per share), net of fees of $58,976	—	—	580,000	5,800	80,224	—	86,024

Stock option expense	—	—	—	—	64,714	—	64,714

Net loss for the three months ended March 31, 2012	—	—	—	—	—	(674,276)	(674,276)

Balance March 31, 2012 (Unaudited)	—	$—	78,170,870	$781,709	$1,003,238	$(1,505,866)	$279,081

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIMPLEPONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 7, 2011 (INCEPTION) TO MARCH 31, 2011

AND THE THREE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

		For the Period From
	For the three months ended	February 7, 2011 (Inception)
	to March 31, 2012	to March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(674,276)	$(82,877)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization expense	11,377	—
Stock compensation	—	70,000
Stock option expense	64,714	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,823)	—
Increase in inventory	10,593	—
Increase in prepaid expenses and other assets	108,573	—
Increase in deposits	(10,933)	—
Increase in accounts payable and accrued expenses	52,793	2,674
Increase in accrued salaries	65,242	12,500
Net Cash Provided by / (Used In) Operating Activities	(373,740)	2,297

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of trademarks	(650)	—
Development of website	(10,941)	—
Purchase of property and equipment	(5,980)	—
Net Cash Used In Investing Activities	(17,571)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable - related party	40,000	—
Sale of common stock, net of offering costs	311,024	6,942
Net Cash Provided by Investing Activities	351,024	6,942

NET INCREASE (DECREASE) IN CASH	(40,287)	9,239

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	120,768	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$80,481	$9,239

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIMPLEPONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

1.	Organization, Basis of Presentation and Nature of Operations

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended March 31, 2012 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

Simplepons, Inc. is a Delaware Corporation formed on February 7, 2011. IFLI Acquisition Corp., formerly International Fight League, Inc. (IFLI”) was incorporated in the State of Delaware on May 8, 1992. On November 1, 2011 we closed on a share exchange agreement with IFLI Acquisition Corp. and exchanged all of our outstanding shares for 37,455,000 shares of IFLI Acquisition Corp, Inc. and warrants equal to and on the same terms as those outstanding at the date of the merger. Simplepons, Inc. was the accounting acquirer and IFLI Acquisition Corp. was the accounting acquiree in the transaction that was treated as a reverse merger and recapitalization. As part of the exchange agreement, IFLI Acquisition Corp. purchased 1,012,353 shares of common stock from the principal stockholder for $335,000 and assumed net assets of $83,309 resulting in a charge to equity upon recapitalization of $251,691. The Company is deemed to have issued 2,030,870 common shares to the original shareholders of IFLI. Following the purchase, the shares were cancelled. Upon closing of the reverse merger, IFLI Acquisition Corp. was renamed Simplepons, Inc. and Simplepons, Inc. was renamed Simplepons Operating, Inc. Simplepons, Inc. and Simplepons Operating, Inc. are hereafter referred to as the Company”. At closing, Company’s stockholders will own approximately 97% of IFLI outstanding common stock, giving effect to the stock repurchase.

The accompanying consolidated financial statements include the accounts of Simplepons Inc. and its wholly owned subsidiary Simplepons Operating, Inc. for the three months ended March 31, 2012 and for the period from February 7, 2011 (inception) to March 31, 2011. All intercompany accounts have been eliminated in the consolidation.

The Company is in the business of mobile coupon subscriptions that solves the problem of leaving your coupons at home. Their cost effective platform is designed for businesses to connect with new and existing customers.

2.	Summary of Significant Accounting Principles

(A) Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statement for the period ended March 31, 2012 has a net loss of $674,276 and used cash in operations of $373,740. These factors raise substantial doubt about the Company’s ability to continue as a going concern

The Company’s continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

SIMPLEPONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

The most significant estimates include the valuation of stock based compensation, amortization period for intangible assets and deferred tax valuation allowance.

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2011 and March 31, 2012 the Company had no balances that exceeded FDIC insurance limits.

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

There was no impairment losses recorded during the period ended March 31, 2012.

(G) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. During the three months ended March 31, 2012, the Company incurred $10,491 in website development costs. The website was put into service on September 30, 2011. Amortization for the period ended March 31, 2012 was $10,465.

(H) Stock-Based Compensation

The Company recognizes compensation costs to employees under FASB Accounting Standards Codification No. 718, Compensation - Stock Compensation. Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

SIMPLEPONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 505,Equity Based Payments to Non-Employees.In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

(I) Loss Per Share

Basic and diluted net (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, Earnings Per Share.” As of March 31, 2012 there were 8,250,000 options, 20,787,550 warrants and 400,000 common shares issuable upon conversion of convertible notes payable outstanding whose effect was anti-dilutive and not included in diluted net loss per share for the three months ended March 31, 2012. As of March 31, 2011 there were 50,000 warrants outstanding whose effect was anti-dilutive and not included in diluted net loss per share for the period February 7, 2011 to March 31, 2011. The options and warrants may dilute future earnings per share.

(J) Fair Value of Financial Instruments

Fair Value of Financial Instruments and Fair Value Measurements

The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). For certain of our financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for convertible notes payable also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

ASC Topic 820 provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC Topic 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

SIMPLEPONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

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

(N) Concentrations

During the three months ended March 31, 2012 the Company had four customers who represented 15%, 12%,11%,and 10%, of sales and four customer that represented 40%, 27%, 20% and 11%of accounts receivable at March 31, 2012.

(O) Income Taxes

The Company uses the asset and liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

3.	Property and Equipment

At March 31, 2012 property and equipment consisted of the following:

Computer equipment	$19,448
Less accumulated depreciation	(1,692)

$17,756

Depreciation expense for three months ended March 31, 2012 was $912

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

4.	Convertible Note Payable -Related Party

On January 24, 2012, the Company entered into a 4% convertible promissory note with its Chief Operating Officer in the amount of $40,000. The note is due on January 24, 2013 prior to the maturity date, the Company has the option to convert the principle and accrued interest into shares of the Company’s common stock at $0.10 per share. Interest expense for the three months ended March 31, 2012 amount to $294.

SIMPLEPONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

5.	Related Party Transactions

On November 16, 2011, the Company entered into a new five year employment agreements with its President and Vice President which superseded their prior agreements with our subsidiary, SimplePons, Inc. Under the terms of these agreements, the Company agreed to pay each of them an annual salary of $100,000 for the period commencing on the effective date and ending on December 31, 2012, and thereafter for the period commencing on January 1, 2013 and ending on December 31, 2013, a base salary at an annual rate $125,000, and thereafter for the period commencing January 1, 2014 until the end of the term of this agreement, a base salary at an annual rate of $150,000. Each executive is also entitled to an annual bonus of at the discretion of our board of directors. Each of these executive officers is also entitled to participate in all benefit programs we offer our employees. The agreements, which contain an automatic yearly renewal provision, contain customary confidentially and non-compete provisions. Each employee’s employment may be terminated upon his death or disability and with or without cause. In the event we should terminate his employment upon his death or disability, he is entitled to his then current base salary for a period of three months from the date of termination and all granted but unvested options are immediately vested. In the event we should terminate the agreement for cause or if he should resign, he is entitled to payment of his base salary through the date of termination. At our option we may terminate his employment without cause, in which event he is entitled to payment of his then base salary and bonus through the date of termination together with one years’ salary payable in a lump sum at the date of termination and all granted but unvested options are immediately vested. As of March 31, 2012 accrued salaries including payroll taxes are $125,977.

On November 16, 2011, the Company entered into a new five-year employment agreement with its Chief Financial Officer, which is effective November 16, 2011. Under the terms of this agreement, we agreed to pay our Chief Financial Officer an annual salary of $70,000 for the period commencing on the effective date and ending on December 31, 2012, and thereafter for the period commencing on January 1, 2013 and ending on December 31, 2013, a base salary at an annual rate $87,500, and thereafter for the period commencing January 1, 2014 until the end of the term of this agreement, a base salary at an annual rate of $109,375. He is also entitled to an annual bonus of at the discretion of our board of directors. The agreements, which contain an automatic yearly renewal provision, contain customary confidentially and non-compete provisions. Each employee’s employment may be terminated upon his death or disability and with or without cause. In the event we should terminate his employment upon his death or disability, he is entitled to his then current base salary for a period of three months from the date of termination and all granted but unvested options are immediately vested. In the event we should terminate the agreement for cause or if he should resign, he is entitled to payment of his base salary through the date of termination. At our option we may terminate his employment without cause, in which event he is entitled to payment of his then base salary and bonus through the date of termination together with one years’ salary payable in a lump sum at the date of termination and all granted but unvested options are immediately vested. As of March 31, 2012, accrued salary including payroll taxes was $26,644. On February 8, 2012, the Company issued its Chief Financial Officer an additional grant of options to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.75 per share, which vest quarterly over three-years beginning on February 8, 2012.

On January 20, 2012, the Company entered into a three-year employment with our new Chief Operating Officer. Under the terms of this agreement, the Company agreed to pay our Chief Operating Officer an annual salary of $150,000. As additional compensation, the Company granted options to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.75 per share, which vest quarterly over three-year beginning on August 1, 2012. Our Chief Operating Officer may be terminated upon his death or disability and with or without cause. In the event we should terminate his employment upon his death or disability, he is entitled to his then current base salary for a period of three months from the date of termination and all vested options remain exercisable through the original terms of the options. In the event we should terminate the agreement for cause or if he should resign, he is entitled to payment of his base salary through the date of termination. At our option we may terminate his employment without cause. If we terminate him without cause within six months from the date of the agreement, he is not entitled to any compensation and all granted but unvested options immediately terminate. In the event we should terminate him without cause after the six-month anniversary of the employment agreement, he is entitled to payment of his then base salary and bonus through the date of termination together with three months’ salary payable in a lump sum on the date of termination and all vested options remain exercisable through the original option term. As of March 31, 2012 accrued salaries including payroll taxes was $9,951.

On January 24, 2012, the Company entered into a 4% convertible promissory note with its Chief Operating Officer in the amount of $40,000. The note is due on January 24, 2013 prior to the maturity date, the Company has the option to convert the principle and accrued interest into shares of the Company’s common stock at $0.10 per share. Interest expense for the three months ended March 31, 2012 amount to $294.

SIMPLEPONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

6.	Stockholders’ Equity

(A) Authorized Shares

The Company is authorized to issue 400,000,000 shares of common stock, par value $0.01 per shares and 1,000,000 shares of preferred stock, par value $0.0001 per share with rights and preferences to be determined by the Board of Directors.

(B) Sales of Common Stock

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

In March 2012 the Company issued 580,000 shares of common stock in a private placement to four accredited investors. The price of the common stock was $0.25 per share. Pursuant to the placement agent the agreement the Company issued warrants to purchase 58,000 shares of common stock at a price a $.25 to the placement agent and paid a 10% commission as well as a 2% expense allowance and legal and professional fees of $58,976. The Company received net proceeds of $86,024.

(C) Common Stock Issued for Services

In May 2011, the Company issued 4,000,000 shares of common stock valued at $200,000 ($0.05 per share) based on contemporaneous stock sales and $50,000 cash to a consultant for management consulting, business advisory, strategic planning and public relations. On August 26, 2011 the Company amended to agreement and agreed to pay the consultant an additional $50,000 for services under this agreement. On February 3, 2012, the Company agreed to amend a May 18, 2011 consulting agreement to pay the consultant an additional $30,000 upon receipt of additional funding. The term of the agreement is for one year and expires on May 17, 2012. For the period February 7, 2011(Inception) to March 31, 2012 the Company has expensed a total of $276,316 and recorded a prepaid expense of $53,684, respectively as of March 31, 2012. Expense for the three months ended March 31, 2012 amounted to $97,109.

SIMPLEPONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

In August 2011, the Company issued 4,000,000 shares of common stock valued at $200,000 ($0.05 per share) based on contemporaneous stock sales to a consultant for a variety of services to the Company, including industry analysis, identifying and introducing potential strategic partners to the Company, evaluations of competitors and development of strategies to increase the Company’s competitiveness and advice on effective management of relationships with investment banking firms. The term of the agreement is for two years and expires on August 15, 2013. For the period February 7, 2011(Inception) to March 31, 2012 the Company has expensed a total of $62,500 and recorded a prepaid expense of $137,500 as of March 31, 2012. Expense for the three months ended March 31, 2012 amounted to $25,000.

In August 2011, the Company issued 2,000,000 shares of common stock valued at $100,000 ($0.05 per share) based on contemporaneous stock sales to a consultant for a variety of services to the Company, including industry analysis, identifying and introducing potential strategic partners to the Company, evaluations of competitors and development of strategies to increase the Company’s competitiveness and advice on effective management of relationships with investment banking firms. The term of the agreement is for two years and expires on August 15, 2013. For the period February 7, 2011(Inception) to March 31, 2012 the Company has expensed a total of $31,250 and recorded a prepaid expense of $68,750 as of March 31, 2012. Expense for the three months ended March 31, 2012 amounted to $12,500.

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

(D) Stock Options

On November 1, 2011, the Company granted a total of 4,100,000 stock options to Employees and Officers including 2,500,000 options to Officers. The option vest quarterly over a period of three years and have an exercise price of $0.275 per share. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 87%, risk free interest rate of .87%, and expected life of 4 years. For the three months ended March 31, 2012 the Company expensed $25,776 as the fair value.

During the three months ended March 31, 2012 , the Company granted a total of 4,300,000 stock options to Employees and Officers including 4,000,000 options to Officers. The option vest quarterly over a period of three years and have an exercise price of $0.75 per share. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual comparative companies volatility due to the stock being thinly traded of 87%, risk free interest rate of .87%, and expected life of 4 years using the simplified method. For the three months ended March 31, 2012 the Company expensed $64,714 as the fair value.

		Weighted
		Avg.
		Exercise
Options:	Shares	Price
Balance, December 31, 2011	4,100,000	$.75
Granted	4,300,000	0.75
Exercised	—	—
Expired	(150,000)	$.275
Balance at March 31, 2012	8,250,000	$.533
Options exercisable at March 31, 2012	392,172	$.275

SIMPLEPONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

The following table summarizes information about options for the Company as of March 31, 2012:

	2012 Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2012	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable at March 31, 2012	Weighted Average Exercise Price
$.275	3,950,000	3.58	$.275	392,172	$.275
$.75	4,300,000	3.82	$.75	—	—

7.	Warrants

The following tables summarize all warrant grants for the three months ended March 31, 2012, and the related changes during this period.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2011	20,282,456	$1.00
Granted	508,000	0.47
Exercised	—	—
Expired	(2,906)	1.25
Balance at March 31, 2012	20,787,550	$.99
Warrants Exercisable at March 31, 2012	20,787,550	—

8.	Subsequent Events

On April 9, 2012 the Company issued 900,000 shares of common stock in a private placement to two accredited investors. The price of the common stock was $0.25 per share. Pursuant to the placement agent the agreement the Company issued warrants to purchase 90,000 shares of common stock at a price a $.25 to the placement agent and paid a 10% commission as well as a 2% expense allowance. The Company received net proceeds of $198,000.

On April 30, 2012, the Company hired a Director of Engineering. Under the terms of the Employment Offer letter agreement, the Director of Engineering an annual salary of $115,000 and will be eligible to participate in our existing benefit programs. As additional compensation, we granted options to purchase 800,000 shares of our common stock with an exercise price of $0.45 per share that vest quarterly in arrears over three years. Employment is terminable by either party at any time, with or without cause.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for three months ended March 31, 2012 and for the period from February 7, 2011 (inception) to March 31, 2011 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Current Report on Form 10-K for the year ended December 31, 2011. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

SimplePons™ is a subscription-based e-commerce smartphone application (app), and savings book that offers consumers goods and services at substantially discounted prices, as well as buy one get one free offers (“BOGO”) from local and national merchants. Using cutting-edge technology, we are committed to building valuable consumer-centric content on a social platform with the focus of enhancing consumer experience and developing profitable consumer acquisition partnerships with merchants. We believe there is a substantial market opportunity with $4.6 billion in coupon savings realized in 2011 out of $470 billion coupons distributed in just consumer products alone.

Our subscribers gain annual access to savings at participating merchants and businesses in specific geographic regions, which we refer to as “geo territories.” SimplePons is currently available in 18 geo-territories, including in Florida, South Carolina, Indiana, Virginia and California with plans to expand nationwide.

As we grow, we plan to establish the following initiatives:

•	building unique subscriber profiles for enhancing consumer experience,
•	developing an e-commerce platform for customized savings,
•	leveraging on the popularity of social networking to create consumer-focused content,
•	using QR codes and relevant search/mobile technologies for e-coupon redemption and targeted marketing, and
•	establishing focused corporate and institutional partnerships for more successful and effective subscriber acquisition.

We believe we offer our subscribers a unique value proposition in providing immediate savings with focused and relevant promotions. Our app subscribers enjoy the convenience of having their coupon book available through their smartphones.

We believe in forming strong, long-term relationships with our merchant partner by providing a superior return on promotional investment to merchants than daily deal competitors as we neither share in the revenue nor charge a fee for participation.  Given our emphasis on technology and building content~~,~~ we will be able to assist our merchants in understanding their business and customers, resulting in strong year-over-year merchant retention and better promotions.

Going Concern

We incurred net losses of $831,590 from inception through December 31, 2011 and a net loss of $674,276 for the first quarter of 2012. The report of our independent registered public accounting firm on our financial statements for the period of inception (February 7, 2011) through December 31, 2011 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net loss and cash used in operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our revenues during the first quarter of 2012 represent revenues from the sale of our discount coupon books. Our costs of good sold represents the costs of printing the books. We anticipate our revenue will increase significantly during the third and fourth quarters of 2012 based upon non-binding indications of purchase we have received from a number of organizations and companies who typically engage in fundraising activities in those periods.

Our total operating expenses for the first three months of 2012 increased substantially from the comparable period in 2011, both as a result of our expanding operations and from expenses incurred for a full three month period versus approximately six weeks in the 2011 period.

We expect that our salary expense will continue to increase in future periods as we expand our business. Consulting expense relates to agreements we entered into with a variety of consultants and which costs are being amortized over the term of the agreements. We recently hired a Director of Engineering and anticipate to continue utilizing independent software developers to control our costs. Selling, general and administrative expense principally includes rent, travel, commissions, professional fees, promotional, entertainment and advertising expenses, market research, fundraising expenses and other overhead expenses excluding salary expense. We expect that our SG&A will continue to increase in future periods as our business expands.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At March 31, 2012 we had working capital $96,811 as compared to working capital of $364,043 at December 31, 2011. Our decrease of working capital of approximately 73% is primarily attributable to decreases in cash, inventory, prepaid expenses and other current assets, offset by an increase in deposits, accounts payable and accrued expenses. Our current assets at March 31, 2012, included cash, accounts receivable, net, inventory, prepaid and other current assets and a deposit. Prepaid and other current assets primarily represent prepaid consulting fees which are being amortized over the term of the consulting agreements and the deposit represents application development fees and a deposit for our real property lease. Our current liabilities at March 31, 2012 included accrued expenses representing accrued commissions, payroll and payroll taxes, together accrued salary - officers which represents accrued but unpaid compensation due our executive offices together with related payroll taxes. Through March 31, 2012, certain of our executive officers have deferred $162,572 of compensation due them in order to conserve our cash resources.

Net cash used in operating activities was approximately $374,000 for the three months ended March 31, 2012 as compared to net cash provided by operating activities of approximately $3,000 for the period from February 7, 2011 (inception) to March 31, 2011. In the first quarter of 2012 cash was used as follows:

•	non-cash operating expenses of approximately $76,000, and
•	a decrease in working capital of approximately $267,232, together with a
•	net loss was approximately $674,000.

For the period from February 7, 2011 (inception) to March 31, 2011 cash was provided as follows:

•	non-cash operating expenses of $70,000, and
•	an increase in working capital of approximately $15,000, offset by a
•	net loss was approximately $83,000.

Net cash used in investing activities was approximately $17,600 for the three months ended March 31, 2012 as compared to $0 for the period from February 7, 2011 (inception) to March 31, 2011 reflects our website development investments and purchase of trademarks and additional equipment.

Net cash provided by financing activities for the three months ended March 31, 2012 was approximately $351,000 and reflects proceeds from the sale of our securities and a note to a related party. Net cash provided by financing activities for the period from February 7, 2011 (inception) to March 31, 2011 was approximately $7,000 and reflects proceeds from the sale of securities.

We do not have any commitments for capital expenditures during the next 12 months nor do we have any external sources of capital. Our working capital is not sufficient to fund our operations and permit us to satisfy our obligations as they become due. During the first quarter of 2012 we expanded our workforce to help with our expansion into new geo territories. Recently we reallocated certain of our resources, and eliminated five sales representatives and hired a Director of Engineering to further develop our technology. While we raised approximately $198,000 in net proceeds from the sale of our securities subsequent to March 31, 2012, we have continued to expand our business and our expenses are increasing even with these efforts to control our expenses. In addition, our executive officers have been deferring substantially all of their salary to date. Even if we are successful in increasing our revenues from these expected sales, we will still need to raise additional working capital. We do not have any firm commitments to provide the additional capital which is needed and there are no assurances that we will be able to secure capital on terms acceptable to us, if at all. Our ability to significantly increase our revenues and successfully raise additional working capital is key to our ability to continue as a going concern. If we are not successful in both of these efforts, we may be forced to significantly curtail our operations.

Critical Accounting Policies

Website Development

We have adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset.

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

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Off Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4.             Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluations as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings.

None.

Item 1A.          Risk Factors.

Not applicable for a smaller reporting company.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

Between March 27, 2012 and April 9, 2012 we sold an aggregate of 1,480,000 shares of our common stock at an offering price of $0.25 per share to six accredited investors in a private offering exempt from registration under the Securities Act of 1933, as amended, in reliance on exemptions provided by Section 4(2) and Regulation D of that act. We received gross proceeds of $370,000. We paid Felix Investments, LLC, a broker-dealer and member of FINRA who acted as our exclusive placement agent in the offering, a cash commission of 10% of the proceeds we received, a non-accountable expense allowance of 2% of the gross proceeds we received and issued it five year warrants to purchase 148,000 shares of our common stock at an exercise price of $0.25 per share as compensation for its services. We also paid the placement agent’s counsel $15,000 in legal fees, together with additional fees associated with the blue sky compliance for the offering. We are using the net proceeds from this offering for general working capital.

The exercise price of the placement agent warrants are subject to proportional adjustment for stock splits, dividends and similar corporate events. The placement agent warrants are exercisable on a cashless basis. We agreed to file a registration statement with the Securities and Exchange Commission within 60 days after the final closing of this offering registering for resale all of the shares sold in the offering together with the shares of common stock issuable upon exercise of the placement agent warrants. We are subject to payment of registration rights penalties to the purchasers of the shares in the offering if we do not timely file this registration statement, if the registration statement is not declared effective by the SEC within 150 days of its filing date or if we fail to keep the registration statement effective.

The forms of Registration Rights Agreement and placement agent warrant are filed as Exhibits 10.10 and 4.9, respectively, to this report. The descriptions of those agreements are qualified in their entirety by reference to these exhibits.

Item 3.             Defaults Upon Senior Securities.

None.

Item 4.             Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5.             Other Information.

None.

Item 6.             Exhibits.

No.	Description
4.9	Form of Placement Agent Warrant *
10.10	Form of Registration Rights Agreement *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLEPONS, INC.

May 14, 2012	By:	/s/ Brian S. John
Brian S. John, Chief Executive Officer

	By:	/s/ Martin Scott
Martin Scott, Chief Financial Officer

