Form 10-K/A
period 2011-12-31
SimplePons, Inc.
filed 2012-06-18
CIK 885475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory paragraph:

SimplePons, Inc. is filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2011 to revise certain disclosure regarding the number of outstanding warrants and the exercise prices of those warrants in Part I. Item 1A. Risk Factors, Part II. Item 5. Market Price for Common Stock and Related Stockholder Matters, Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters, and Notes 1(I) and 7 of the Notes to Consolidated Financial Statements contained therein. These revisions did not result in any change in our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011 as previously filed. This Form 10-K/A (Amendment No. 1) also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2 hereof. The remaining Items in this Form 10-K/A (Amendment No. 1) consist of all other items originally contained in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed on March 29, 2012.

1

SIMPLEPONS, INC.

FORM 10-K/A

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

At March 23, 2012 we had 77,590,870 shares of common stock outstanding together with outstanding options and warrants to purchase an aggregate of 24,979,412 shares of common stock at exercise prices of between $0.25 and $250 per share together with a note which is convertible into 400,000 shares of our common stock. All our outstanding shares of common stock at March 23, 2012, are "restricted securities." Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock. In addition, in the event of the exercise of the warrants and/or options and/or convertible note, the number of our outstanding common stock will increase by almost 21%, which will have a dilutive effect on our existing stockholders.

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

Registration Rights Granted to Our Shareholders

We have previously agreed to register an aggregate of 42,950,000 shares of our common stock, including 22,290,000 shares which are currently outstanding and 20,660,000 shares underlying warrants which are exercisable at prices ranging from $0.25 to $0.50 per share, which were either sold in prior offerings or shares which were outstanding at the time of the reverse merger. We expect to file a resale registration statement with the SEC covering these shares during the second quarter of 2012.

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

At March 23, 2012, we had 77,590,870 shares of our common stock issued and outstanding. Such amount, however, excludes 25,379,412 shares of our common stock reserved for issue upon exercise of issued and outstanding warrants, options and a convertible note. The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2012 by:

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

2.1	Agreement and Plan of Merger by and among Paligent Inc., IFL Corp., and International Fight League, Inc., dated as of August 25, 2006 (Incorporated by reference to the registrant’s amended Schedule 14A filed on October 31, 2006).
2.2	Agreement and Plan of Reorganization dated October 20, 2011 by and between IFLI Acquisition Corp., IFLI Acquisition Subsidiary Corp. and SimplePons, Inc. (Incorporated by reference to the Current Report on Form 8-K filed by the registrant on October 20, 2011).
3.1	Amended and Restated Certificate of Incorporation of Paligent Inc. (f/k/a HeavenlyDoor.com, Inc.), filed with the Secretary of State of Delaware on June 26, 2000 (Incorporated by reference to the registrant’s registration statement on Form S-8 (Commission File No. 333-45168) filed on September 5, 2000).
3.2	Certificate of Ownership and Merger of Paligent Inc. into HeavenlyDoor.com, Inc., filed with the Secretary of State of Delaware on December 28, 2000, to be effective as of December 31, 2000. (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on April 2, 2001).
3.3	Certificate of Amendment to Certificate of Incorporation of Paligent Inc. filed with the Secretary of State of the State of Delaware on November 28, 2006, to be effective as of November 29, 2006 to give effect to the reverse stock split (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 5, 2006).
3.4	Certificate of Amendment to Certificate of Incorporation of Paligent Inc. filed with the Secretary of State of the State of Delaware on November 28, 2006, to be effective as of November 29, 2006 to change the Registrant’s name to International Fight League, Inc. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 5, 2006).
3.5	Certificate of Amendment to the registrant’s Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on June 28, 2007 (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 14, 2007).
3.6	Amended and Restated By-laws of registrant (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 22, 2007).
3.7	Certificate of Amendment to the registrant’s Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware and effective on July 8, 2010 (Incorporated by reference to the registrant’s Current Report on Form 8-K filed July 12, 2010).
3.8	Certificate of Merger (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
3.9	Amendment No. 1 dated November 1, 2011 to the Amended and Restated Bylaws (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 15, 2011).
4.1	Form of Warrant dated August 6, 2007 (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 9, 2007).
4.2	Warrant dated March 1, 2007 issued to placement agent (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 15, 2007).
4.3	Warrant dated August 6, 2007 issued to placement agent (Incorporated by reference to the registrant’s registration statement on Form S-1 (Commission File No. 333-146629) filed October 11, 2007).
4.4	Warrant dated June 1, 2007 issued to consultant (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 14, 2007).
4.5	Form of Coach’s Warrant (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 14, 2007).
4.6	Form of Exchange Warrant (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
4.7	Form of Series B common stock purchase warrant *

4.8	Form of Series C common stock purchase warrant *
10.1	Asset Purchase Agreement, dated September 19, 2008, between IFL Corp. and HD Net LLC (Incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 24, 2008).
10.2	Registration Rights Agreement, dated December 22, 2006 between International Fight League, Inc. and the stockholders party thereto (Incorporated by reference to the registrant’s registration statement on Form S-1 (Commission File No. 333-140636) filed on February 12, 2007).
10.3	Stock Repurchase Agreement dated November 1, 2011 by and between IFLI Acquisition Corp., Insurance Marketing Solutions, LLC and SimplePons, Inc.(Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
10.4	Employment Agreement dated February 15, 2011 by and among SimplePons, Inc. and Brian S. John (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 17, 2011).
10.5	Employment Agreement dated February 15, 2011 by and among SimplePons, Inc. and Richard A. Miller (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 17, 2011).
10.6	Employment Agreement dated February 15, 2011 by and among SimplePons, Inc. and Martin Scott (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 17, 2011).
10.7	Employment Agreement dated February 15, 2011 by and among SimplePons, Inc. and Wei-Ken Seto (Incorporated by reference to the registrant’s Current Report on Form 8-K filed January 26, 2012.
10.8	Office Lease Agreement dated November 11, 2011 by and among ATC Realty One, LLC and SimplePons, Inc.(Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 17, 2011).
10.9	2011 Equity Compensation Plan (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
14.1	Code Business Conduct and Ethics adopted November 1, 2011 (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
16.1	Letter dated November 4, 2011 from Rothstein, Kass & Company, P.C. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
21.1	Subsidiaries of the registrant *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer ***
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer ***
32.1	Section 1350 Certification of Chief Executive Officer***
32.1	Section 1350 Certification of Chief Financial Officer***
101.INS	XBRL INSTANCE DOCUMENT ***
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA ***
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE ***
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE ***
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE ***
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE ***

*           previously filed

**         In accordance with Regulation S-T, the XBRL-formatted interactive data files included in this report shall be deemed “furnished” and not “filed.”

***       filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SimplePons, Inc.

June 18, 2012	By: /s/ Brian S. John
Brian S. John, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Brian S. John	Chief Executive Officer, President,	June 18, 2012
Brian S. John	directors, principal executive officer

/s/ Richard A. Miller	Vice President, Secretary, director	June 18, 2012
Richard A. Miller

/s/Wei-Ken Seto	Chief Operating Officer	June 18, 2012
Wei-Ken Seto

/s/ Martin Scott	Chief Financial Officer, principal	June 18, 2012
Martin Scott	financial and accounting officer

SIMPLEPONS, INC.

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	BALANCE SHEET AS OF DECEMBER 31, 2011

PAGE	3	CONSOLIDATED STATEMENT OF OPERATIONS FOR THE PERIOD FROM FEBRUARY 7, 2011 (INCEPTION) TO DECEMBER 31, 2011

PAGE	4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM FEBRUARY 7, 2011 (INCEPTION) TO DECEMBER 31, 2011

PAGE	5	CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE PERIOD FROM FEBRUARY 7, 2011 (INCEPTION) TO DECEMBER 31, 2011

PAGES	6- 15	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(I) Loss Per Share

Basic and diluted net (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of December 31, 2011 there were 25,379,412 options, warrants and shares issuable upon conversion of notes payable outstanding, whose effect was anti-dilutive and not included in diluted net loss per share. The options and warrants may dilute future earnings per share.

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

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at February 7, 2011 (Inception)	—	—
Warrants included with reverse merger	669,412	$21.24
Granted	20,210,000	0.25
Exercised	—	—
Expired	—	—
Balance at December 31, 2011	20,879,412	$0.92
Warrants Exercisable at December 30, 2011	20,879,412	0.92

In connection with a private placement in 2007, the Company issued 13,976,180 warrants with an exercise price of $1.05 that expires on August 6, 2012. The exercise price and number of warrant shares issuable upon exercise of the warrants are subject to adjustment from time to time for stock dividends and splits and fundamental transactions, which include a merger or consolidation or any sale of all or substantially all of the Company’s assets, any tender offer or exchange offer is completed pursuant to which holders of the company’s common stock are permitted to tender or exchange their shares for other securities, cash or property, or any reclassification of the Company’s common stock or any compulsory share exchange pursuant to which the Company’s common stock is effectively converted into or exchanged for other securities, cash or property. The warrants also contain a cashless exercise provision. In the case of a fundamental transaction, the warrant holders will be entitled to rights equivalent to the common shareholders as if the warrant shares were issued immediately prior to the fundamental transaction. The investor warrants also provide that if the Company offers or sells stock in a subsequent equity sale at a price below the warrant exercise price then in effect, then the number of warrant shares issuable will be increased such that the aggregate exercise price of the warrants, after taking into account an equivalent price decrease, shall be equal to the aggregate exercise price prior to such adjustment (“reset provision”). Under ASC 815-40-15, the Company is required to account for warrants with reset provisions when the following three items are present (1) one or more underlying amounts or payments are required (2) no initial net investment or an initial net investment that is smaller than would be required for other types of contracts (3) its terms require or permit net settlement, it can be readily settled net by means outside the contract or it provides for delivery of an asset that puts the recipient in a position not substantially different from the net settlement. ASC 815-40-15 further defines the requirement that the assets are readily convertible to cash. Due to the lack of a public market for the company’s securities, the Company determined that the warrants were not readily convertible to cash and therefore no derivative liability has been recorded. As of December 31, 2011, the total warrants outstanding have reset to 664,913 shares with an exercise price of $19.90 per share.

During 2007 and 2008, the Company issued 4,499 warrants to individuals for services at exercise prices ranging from $60.00 to $250 per warrant.

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

