Form 10-Q/A
period 2012-03-31
SimplePons, Inc.
filed 2012-06-18
CIK 885475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q/A

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

Explanatory paragraph:

SimplePons, Inc. is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2012 to revise certain disclosure under Notes 1(I) and 7 of the Notes to Consolidated Financial Statements contained therein. These changes did not result in any changes to our consolidated financial statements included in the Quarterly Report on Form 10-Q for the period ended March 31, 2012 as previously filed. This Form 10-K/Q (Amendment No. 1) also contains currently dated certifications as Exhibits 31.1, 31.2, and 32.1 hereof. The remaining Items in this Form 10-K/Q (Amendment No. 1) consist of all other items originally contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2012 as filed on May 15, 2012.

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

PART 1 - FINANCIAL INFORMATION

Item 1.             Financial Statements.

SIMPLEPONS, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2012	December 31, 2011
	(Unaudited)
CURRENT ASSETS

Cash	$80,481	$120,768
Accounts receivable, net	2,643	820
Inventory	18,160	28,753
Prepaid expenses and other current assets	291,065	362,138
Deposit	20,427	9,494
TOTAL CURRENTS ASSETS	412,776	521,973

TOTAL PROPERTY AND EQUIPMENT, NET	17,756	12,690

OTHER ASSETS
Website, net	106,789	106,311
Prepaid expenses	56,250	93,750
Trademarks	1,475	825
TOTAL OTHER ASSETS	164,514	200,886

TOTAL ASSETS	$595,046	$735,549

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$113,393	$65,591
Accrued salary officers	162,572	92,339
Convertible note payable - related party	40,000	—
TOTAL LIABILITIES	315,965	157,930

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized,78,170,870 and 77,140,870 shares issued and outstanding, respectively	781,709	771,409
Additional paid in capital	1,003,238	637,800
Accumulated deficit	(1,505,866)	(831,590)
TOTAL STOCKHOLDERS’ EQUITY	279,081	577,619

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$595,046	$735,549

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

(I) Loss Per Share

Basic and diluted net (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, Earnings Per Share.” As of March 31, 2012 there were 8,250,000 options, 21,396,692 warrants and 400,000 common shares issuable upon conversion of convertible notes payable outstanding whose effect was anti-dilutive and not included in diluted net loss per share for the three months ended March 31, 2012. As of March 31, 2011 there were 50,000 warrants outstanding whose effect was anti-dilutive and not included in diluted net loss per share for the period February 7, 2011 to March 31, 2011. The options and warrants may dilute future earnings per share.

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

SIMPLEPONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

The following table summarizes information about options for the Company as of March 31, 2012:

	2012 Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2012	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable at March 31, 2012	Weighted Average Exercise Price
$.275	3,950,000	3.58	$.275	392,172	$.275
$.75	4,300,000	3.82	$.75	—	—

7.	Warrants

The following tables summarize all warrant grants for the three months ended March 31, 2012, and the related changes during this period.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2011	20,879,412	$21.24
Granted	520,187	0.47
Exercised	—	—
Expired	(2,906)	250.00
Balance at March 31, 2012	21,396,693	$0.88
Warrants Exercisable at March 31, 2012	21,396,693	0.88

In connection with a private placement in 2007, the Company issued 13,976,180 warrants with an exercise price of $1.05 that expires on August 6, 2012. The exercise price and number of warrant shares issuable upon exercise of the warrants are subject to adjustment from time to time for stock dividends and splits and fundamental transactions, which include a merger or consolidation or any sale of all or substantially all of the Company’s assets, any tender offer or exchange offer is completed pursuant to which holders of the company’s common stock are permitted to tender or exchange their shares for other securities, cash or property, or any reclassification of the Company’s common stock or any compulsory share exchange pursuant to which the Company’s common stock is effectively converted into or exchanged for other securities, cash or property. The warrants also contain a cashless exercise provision. In the case of a fundamental transaction, the warrant holders will be entitled to rights equivalent to the common shareholders as if the warrant shares were issued immediately prior to the fundamental transaction. The investor warrants also provide that if the Company offers or sells stock in a subsequent equity sale at a price below the warrant exercise price then in effect, then the number of warrant shares issuable will be increased such that the aggregate exercise price of the warrants, after taking into account an equivalent price decrease, shall be equal to the aggregate exercise price prior to such adjustment (“reset provision”). Under ASC 815-40-15, the Company is required to account for warrants with reset provisions when the following three items are present (1) one or more underlying amounts or payments are required (2) no initial net investment or an initial net investment that is smaller than would be required for other types of contracts (3) its terms require or permit net settlement, it can be readily settled net by means outside the contract or it provides for delivery of an asset that puts the recipient in a position not substantially different from the net settlement. ASC 815-40-15 further defines the requirement that the assets are readily convertible to cash. Due to the lack of a public market for the company’s securities, the Company determined that the warrants were not readily convertible to cash and therefore no derivative liability has been recorded. As of March 31, 2012, the total warrants outstanding have reset to 681,140 shares with an exercise price of $19.52 per share.

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

Item 5.             Other Information.

None.

Item 6.             Exhibits.

No.	Description
4.9	Form of Placement Agent Warrant *
10.10	Form of Registration Rights Agreement *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer ***
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer ***
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer***
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

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

