Form 10-Q
period 2012-06-30
SimplePons, Inc.
filed 2012-08-20
CIK 885475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________
Commission file number: 000-21134

SIMPLEPONS, INC.
(Name of registrant as specified in its charter)

Delaware	04-2893483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 Congress Park Drive, Suite 304, Delray Beach, FL	33445
(Address of principal executive offices)	(Zip Code)

561-330-3500
(Registrant’s telephone number, including area code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 83,870,870 shares of common stock are issued and outstanding as of August 16, 2012.

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Item A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011 and our subsequent filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “SimplePons”, “we”“, “our”, the “Company” and similar terms refer to SimplePons, Inc., a Delaware corporation, and our wholly-owned subsidiary SimplePons Operations, Inc., a Delaware corporation (“SimplePons Operations”). In addition, when used herein and unless specifically set forth to the contrary, “2011” refers to the year ended December 31, 2011 and “2012” refers to the year ending December 31, 2012.

The information which appears on our website at www.simplepons.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

SIMPLEPONS, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2012	December 31, 2011
CURRENT ASSETS	(Unaudited)

Cash	$17,155	$120,768
Accounts receivable, net	—	820
Inventory, net	—	28,753
Prepaid expenses and other current assets	220,579	362,138
Deposit	9,282	9,494
TOTAL CURRENTS ASSETS	247,016	521,973

TOTAL PROPERTY AND EQUIPMENT, NET	16,716	12,690

OTHER ASSETS
Website, net	124,548	106,311
Prepaid expenses	18,750	93,750
Trademarks	1,475	825
TOTAL OTHER ASSETS	144,773	200,886

TOTAL ASSETS	$408,505	$735,549

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$164,145	$65,591
Accrued salary officers	242,537	92,339
Liquidated damages	14,800	—
Convertible note payable - related party	40,000	—
TOTAL LIABILITIES	461,482	157,930

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY / (DEFICIT)
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 79,570,870 and 77,140,870 shares issued and outstanding, respectively as of June 30, 2012 and December 31, 2011	795,709	771,409
Additional paid in capital	1,411,444	637,800
Accumulated deficit	(2,260,130)	(831,590)
TOTAL STOCKHOLDERS’ EQUITY / (DEFICIT)	(52,977)	577,619

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)	$408,505	$735,549

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIMPLEPONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

THE SIX MONTHS ENDED JUNE 30, 2012 AND

FOR THE PERIOD FROM FEBRUARY 7, 2011 (INCEPTION) TO JUNE 30, 2011

(UNAUDITED)

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the Period Ended February 7, 2011 (Inception) to June 30, 2011

Net Revenue	$8,406	$—	$18,629	$—
Cost of goods sold	13,757	—	15,260	—

Gross Profit / (Loss)	(5,351)	—	3,369	—

OPERATING EXPENSES

Salary expense	252,781	45,400	552,964	45,777
Consulting	91,184	31,250	225,794	81,250
Selling, general and administrative	354,646	3,645	565,632	16,145
Legal and professional	21,942	3,975	47,502	23,975
Depreciation and amortization	13,161	30	24,538	30
Total Operating Expenses	733,714	84,300	1,416,430	167,177

Net loss from operations	(739,065)	(84,300)	(1,413,061)	(167,177)

Other income / (expenses)
Liquidated damages	(14,800)	—	(14,800)	—
Interest income	—	13	14	27
Interest expense	(399)	(294)	(693)	—
Total other income / (expeneses)	(15,199)	(281)	(15,479)	27

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(754,264)	(84,581)	(1,428,540)	(167,150)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(754,264)	$(84,581)	$(1,428,540)	$(167,150)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	79,010,430	24,613,516	78,354,222	23,674,375

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIMPLEPONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY / (DEFICIT)

FOR THE PERIOD FROM FEBRUARY 7, 2011 (INCEPTION) TO DECEMBER 31, 2011 AND THE SIX MONTHS PERIOD ENDED JUNE 30, 2012

(UNAUDITED)

	Preferred stock		Common stock		Additional
	Shares	Amount	Shares	Amount	paid in capital	Accumulated deficit	Total

February 7 , 2011 (Inception)	—	$—	—	$—	$—	$—	$—

Common stock sold to founders ($.000125)	—	—	40,000,000	400,000	(395,000)	—	5,000

Sale of common stock ($.0025)	—	—	1,000,000	10,000	(7,500)	—	2,500
				—
Sale of common stock ($.00125)	—	—	2,000,000	20,000	(17,500)	—	2,500
				—
Common stock issued for professional fees ($.05 per share)	—	—	1,400,000	14,000	56,000	—	70,000
				—
Private placement of common stock ($.05 per share), net of fees of $11,783	—	—	20,010,000	200,100	788,617	—	988,717
				—
Private placement of common stock ($.25 per share)	—	—	200,000	2,000	48,000	—	50,000

Common stock issued for consulting services ($.05 per share)	—	—	10,000,000	100,000	400,000	—	500,000
				—
Common stock to be issued for Website development ($.05 per share)	—	—	500,000	5,000	20,000	—	25,000

Stock option expense	—	—	—	—	17,183	—	17,183

Reverse Merger	—	—	2,030,870	20,309	(272,000)	—	(251,691)

Net loss for the period February 7, 2011 (Inception) to December 31, 2011	—	—	—	—	—	(831,590)	(831,590)

Balance December 31, 2011	—	—	77,140,870	771,409	637,800	(831,590)	577,619

Private placement of common stock ($.50 per share)	—	—	450,000	4,500	220,500	—	225,000

Private placement of common stock ($.25 per share),
net of fees of $86,126	—	—	1,480,000	14,800	269,074	—	283,874

Common stock issued for services ($.25 per share),			500,000	5,000	120,000	—	125,000

Stock option expense	—	—	—	—	164,070	—	164,070

Net loss for the period ended June 30, 2012	—	—	—	—	—	(1,428,540)	(1,428,540)

Balance June 30, 2012 (UNAUDITED)	—	—	79,570,870	$795,709	$1,411,444	$(2,260,130)	$(52,977)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIMPLEPONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 THE SIX MONTHS ENDED JUNE 30, 2012 AND

FOR THE PERIOD FROM FEBRUARY 7, 2011 (INCEPTION) TO JUNE 30, 2011

(UNAUDITED)

	For the six months ended June 30, 2012	For the Period Ended February 7, 2011 (Inception) to June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,428,540)	$(167,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	24,538	6,250
Impairment of inventory	12,492	—
Stock compensation	275,000	80,156
Stock option expense	164,070	—
Changes in operating assets and liabilities:
Increase in accounts receivable	820	—
Increase in inventory	16,261	—
Increase in prepaid expenses and other assets	66,559	(50,550)
Increase in deposits	212	—
Increase in liquidated damages	14,800	—
Increase in accounts payable and accrued expenses	92,008	7,176
Increase in accrued salaries	156,743	37,500
Net Cash Used In Operating Activities	(605,037)	(86,618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of trademarks	(650)	(825)
Development of website	(40,820)	(32,500)
Purchase of property and equipment	(5,980)	(1,081)
Net Cash Used In Investing Activities	(47,450)	(34,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Note payable - related party	40,000	—
Sale of common stock, net of offering costs	508,874	481,703
Net Cash Provided by Financing Activities	548,874	481,703

NET INCREASE/(DECREASE) IN CASH	(103,613)	360,679

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	120,768	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,155	$360,679

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for consulting fees	$—	$200,000
Common stock issued for website development	$—	$25,000

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SIMPLEPONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2012

(UNAUDITED)

1.	Organization, Basis of Presentation and Nature of Operations

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended June 30, 2012 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

Simplepons, Inc. is a Delaware Corporation formed on February 7, 2011. IFLI Acquisition Corp., formerly International Fight League, Inc. (“IFLI”) was incorporated in the State of Delaware on May 8, 1992. On November 1, 2011 we closed on a share exchange agreement with IFLI Acquisition Corp. and exchanged all of our outstanding shares for 37,455,000 shares of IFLI Acquisition Corp, Inc. and warrants equal to and on the same terms as those outstanding at the date of the merger. Simplepons, Inc. was the accounting acquirer and IFLI Acquisition Corp. was the accounting acquiree in the transaction that was treated as a reverse merger and recapitalization. As part of the exchange agreement, IFLI Acquisition Corp. purchased 1,012,353 shares of common stock from the principal stockholder for $335,000 and assumed net assets of $83,309 resulting in a charge to equity upon recapitalization of $251,691. The Company is deemed to have issued 2,030,870 common shares to the original shareholders of IFLI. Following the purchase, the shares were cancelled. Upon closing of the reverse merger, IFLI Acquisition Corp. was renamed Simplepons, Inc. and Simplepons, Inc. was renamed Simplepons Operations, Inc. Simplepons, Inc. and Simplepons Operations, Inc. are hereafter referred to as the “Company”. At closing, Company’s stockholders owned approximately 97% of IFLI outstanding common stock, giving effect to the stock repurchase.

The accompanying consolidated financial statements include the accounts of Simplepons, Inc. and its wholly owned subsidiary Simplepons Operations, Inc. for the three and six months ended June 30, 2012, for the three months ended June 30, 2011 and the period from February 7, 2011 (inception) to June 30, 2011. All intercompany accounts have been eliminated in the consolidation.

The Company is in the business of mobile coupon subscriptions that solves the problem of leaving your coupons at home. Their cost effective platform is designed for businesses to connect with new and existing customers.

2.	Summary of Significant Accounting Principles

(A) Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statement for the period ended June 30, 2012 has a net loss of $1,428,540 and used cash in operations of $605,037. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition there is a working capital deficiency of $214,466 and a stockholders’ deficit of $52,977 as of June 30, 2012.

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2011 and June 30, 2012 the Company had no balances that exceeded FDIC insurance limits.

(D) Inventories

The Company’s inventories consist entirely of purchased finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis. During the six months ended June 30, 2012, the Company recorded an impairment of inventory in the amount of $12,492 which is also included in the cost of goods sold..

(E) Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a five year life for computer equipment and a three year life for software.

(F) Impairment

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 360, Property, Plant and Equipment , the Company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment loss is recognized.

Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

(G) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other . Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. During the six months ended June 30, 2012 and as of December 31, 2011, the Company incurred $40,820 and $114,612 in website development costs, respectively. The website was placed into service on September 30, 2011. Amortization for the period ended June 30, 2012 was $22,584.

(H) Stock-Based Compensation

The Company recognizes compensation costs to employees under FASB Accounting Standards Codification No. 718, Compensation - Stock Compensation . Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

(I) Loss Per Share

Basic and diluted net (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, Earnings Per Share.” As of June 30, 2012 there were 8,150,000 options, 21,473,705 warrants and 400,000 common shares issuable upon conversion of convertible notes payable outstanding whose effect was anti-dilutive and not included in diluted net loss per share for the three and six months ended June 30, 2012. As of June 30, 2011 there were 50,000 warrants outstanding whose effect was anti-dilutive and not included in diluted net loss per share for the three months ended June 30, 2011 and the period February 7, 2011 to June 30, 2011. The options and warrants may dilute future earnings per share.

(J) Fair Value of Financial Instruments

Fair Value of Financial Instruments and Fair Value Measurements

The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). For certain of our financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for convertible notes payable also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same .

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

(N) Concentrations

During the three and six months ended June 30, 2012 the Company had one customer who represented 15% of sales. There were no sales during the comparable periods in 2011.

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

(P) Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity’s balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

3.	Property and Equipment

At June 30, 2012 and December 31, 2011 property and equipment consisted of the following:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Computers and equipment	$19,448	$16,468
Accumulated depreciation	(2,732)	(778)
Balance	$16,716	$12,690

Depreciation expense for three and six months ended June 30, 2012, the three months ended June 30, 2011 and the period from February 7, 2011 to June 30, 2011 was $1,040 ,$1,954, $30 and $30 respectively.

4.	Convertible Note Payable -Related Party

On January 24, 2012, the Company entered into a 4% convertible promissory note with its Chief Operating Officer in the amount of $40,000. The note is due on January 24, 2013 prior to the maturity date, the Company has the option to convert the principle and accrued interest into shares of the Company’s common stock at $0.10 per share. The fair value of the conversion was equal to the Company’s stock price on the date of issuance and no beneficial conversion was recorded. Interest expense for the three and six months ended June 30, 2012 amount to $399 and $693.

5.	Liquidated Damages

Pursuant to the Company’s private placement completed during the six months ended June 30, 2012 in the gross amount of $370,000, as of June 30, 2012 purchasers under the private placement (the “Holders”) are entitled to liquidated damages if a registration statement covering the resale of the 1,480,000 shares of common stock sold under the private placement (the “Registrable Securities”) is not filed within 60 days of the termination date of the private placement on May 15, 2012 and declared effective within 150 days of the termination date. The Company shall make pro rata payments to each Holder, in an amount equal to 1.0% of the aggregate amount invested by such Holder (based upon the number of Registrable Securities then owned by such Holder) for each 30-day period or pro rata for any portion thereof following the date by which such Registration Statement should have been filed or effective (the “Blackout Period”). Such payments can be made in cash or shares of common stock with the fair market value on the date of issuance and shall constitute the Holder’s exclusive monetary remedy for such events, but shall not affect the right of the Holder to seek injunctive relief. The amounts payable as liquidated damages shall be paid monthly within ten (10) business days of the last day of each month following the commencement of the Blackout Period until the termination of the Blackout Period. Such payments shall be made to each holder at the sole option of the Company in either cash or shares of Common Stock. As of August 14, 2012, the Company has not filed the required registration statement. As of June 30, 2012, the Company recorded liquidated damages of $14,800.

6.	Related Party Transactions

On November 16, 2011, the Company entered into a new five year employment agreements with its President and Vice President which superseded their prior agreements with our subsidiary, SimplePons Operations, Inc. Under the terms of these agreements, the Company agreed to pay each of them an annual salary of $100,000 for the period commencing on the effective date and ending on December 31, 2012, and thereafter for the period commencing on January 1, 2013 and ending on December 31, 2013, a base salary at an annual rate $125,000, and thereafter for the period commencing January 1, 2014 until the end of the term of this agreement, a base salary at an annual rate of $150,000. Each executive is also entitled to an annual bonus of at the discretion of our board of directors. Each of these executive officers is also entitled to participate in all benefit programs we offer our employees. The agreements, which contain an automatic yearly renewal provision, contain customary confidentially and non-compete provisions. Each employee’s employment may be terminated upon his death or disability and with or without cause. In the event we should terminate his employment upon his death or disability, he is entitled to his then current base salary for a period of three months from the date of termination and all granted but unvested options are immediately vested. In the event we should terminate the agreement for cause or if he should resign, he is entitled to payment of his base salary through the date of termination. At our option we may terminate his employment without cause, in which event he is entitled to payment of his then base salary and bonus through the date of termination together with one years’ salary payable in a lump sum at the date of termination and all granted but unvested options are immediately vested. As of June 30, 2012 accrued salaries including payroll taxes are $168,804.

On November 16, 2011, the Company entered into a new five-year employment agreement with its Chief Financial Officer, which is effective November 16, 2011. Under the terms of this agreement, we agreed to pay our Chief Financial Officer an annual salary of $70,000 for the period commencing on the effective date and ending on December 31, 2012, and thereafter for the period commencing on January 1, 2013 and ending on December 31, 2013, a base salary at an annual rate $87,500, and thereafter for the period commencing January 1, 2014 until the end of the term of this agreement, a base salary at an annual rate of $109,375. He is also entitled to an annual bonus of at the discretion of our board of directors. The agreements, which contain an automatic yearly renewal provision, contain customary confidentially and non-compete provisions. Each employee’s employment may be terminated upon his death or disability and with or without cause. In the event we should terminate his employment upon his death or disability, he is entitled to his then current base salary for a period of three months from the date of termination and all granted but unvested options are immediately vested. In the event we should terminate the agreement for cause or if he should resign, he is entitled to payment of his base salary through the date of termination. At our option we may terminate his employment without cause, in which event he is entitled to payment of his then base salary and bonus through the date of termination together with one years’ salary payable in a lump sum at the date of termination and all granted but unvested options are immediately vested. As of June 30, 2012, accrued salary including payroll taxes was $41,714. On February 8, 2012, the Company issued its Chief Financial Officer an additional grant of options to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.75 per share, which vest quarterly over three-years beginning on February 8, 2012.

On January 20, 2012, the Company entered into a three-year employment with our new Chief Operating Officer. Under the terms of this agreement, the Company agreed to pay our Chief Operating Officer an annual salary of $150,000. As additional compensation, the Company granted options to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.75 per share, which vest quarterly over three-year beginning on August 1, 2012. Our Chief Operating Officer may be terminated upon his death or disability and with or without cause. In the event we should terminate his employment upon his death or disability, he is entitled to his then current base salary for a period of three months from the date of termination and all vested options remain exercisable through the original terms of the options. In the event we should terminate the agreement for cause or if he should resign, he is entitled to payment of his base salary through the date of termination. At our option we may terminate his employment without cause. If we terminate him without cause within six months from the date of the agreement, he is not entitled to any compensation and all granted but unvested options immediately terminate. In the event we should terminate him without cause after the six-month anniversary of the employment agreement, he is entitled to payment of his then base salary and bonus through the date of termination together with three months’ salary payable in a lump sum on the date of termination and all vested options remain exercisable through the original option term. As of June 30, 2012 accrued salaries including payroll taxes was $50,319.

On January 24, 2012, the Company entered into a 4% convertible promissory note with its Chief Operating Officer in the amount of $40,000. The note is due on January 24, 2013 prior to the maturity date, the Company has the option to convert the principal and accrued interest into shares of the Company’s common stock at $0.10 per share. The fair value of the conversion was equal to the Company’s stock price on the date of issuance and no beneficial conversion was recorded. Interest expense for the three and six months ended June 30, 2012 amount to $399 and $693.

7.	Stockholders’ Equity

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

During the six months ended June 30, 2012 the Company issued 1,480,000 shares of common stock in a private placement to six accredited investors. The price of the common stock was $0.25 per share. Pursuant to the placement agent the agreement the Company issued warrants to purchase 148,000 shares of common stock at a price a $.25 to the placement agent and paid a 10% commission as well as a 2% expense allowance and legal and professional fees of $86,126. The Company received net proceeds of $283,874.

(C) Common Stock Issued for Services

In May 2011, the Company issued 4,000,000 shares of common stock valued at $200,000 ($0.05 per share) based on contemporaneous stock sales and $50,000 cash to a consultant for management consulting, business advisory, strategic planning and public relations. On August 26, 2011 the Company amended to agreement and agreed to pay the consultant an additional $50,000 for services under this agreement. On February 3, 2012, the Company agreed to amend a May 18, 2011 consulting agreement to pay the consultant an additional $30,000 upon receipt of additional funding. The term of the agreement is for one year and expires on May 17, 2012. For the period February 7, 2011(Inception) to June 30, 2012 the Company has expensed a total of $330,000 as of June 30, 2012. Expense for the three and six months ended June 30, 2012 amounted to $53,684 and $150,794.

In August 2011, the Company issued 4,000,000 shares of common stock valued at $200,000 ($0.05 per share) based on contemporaneous stock sales to a consultant for a variety of services to the Company, including industry analysis, identifying and introducing potential strategic partners to the Company, evaluations of competitors and development of strategies to increase the Company’s competitiveness and advice on effective management of relationships with investment banking firms. The term of the agreement is for two years and expires on August 15, 2013. For the period February 7, 2011(Inception) to June 30, 2012 the Company has expensed a total of $87,500 and recorded a prepaid expense of $112,500 as of June 30, 2012. Expense for the three and six months ended June 30, 2012 amounted to $25,000 and $50,000.

In August 2011, the Company issued 2,000,000 shares of common stock valued at $100,000 ($0.05 per share) based on contemporaneous stock sales to a consultant for a variety of services to the Company, including industry analysis, identifying and introducing potential strategic partners to the Company, evaluations of competitors and development of strategies to increase the Company’s competitiveness and advice on effective management of relationships with investment banking firms. The term of the agreement is for two years and expires on August 15, 2013. For the period February 7, 2011(Inception) to June 30, 2012 the Company has expensed a total of $43,750 and recorded a prepaid expense of $56,250 as of June 30, 2012. Expense for the three and six months ended June 30, 2012 amounted to $12,500 and $25,000.

On February 15, 2012, the Company engaged an investment banking firm to serve as our exclusive financial advisor. Under the terms of the one year agreement, the investment banker will provide the Company with financial advisory and investment banking services for an annual fee of $60,000. The Company has agreed to reimburse the investment banking firm for its expenses incurred in connection with the engagement and to pay it certain additional transactional fees. The Company has also granted the investment bank firm the right to serve as our investment banker for any private or public offering of our securities and in certain other transactions, upon such terms as the parties may mutually agree. As of June 30, 2012 accrued investment banking fees amounted to $22,500.

In June 2012, the Company issued 500,000 shares of common stock valued at $125,000 ($0.25 per share) based on contemporaneous stock sales to a consultant for investor relations. All shared were considered earned upon receipt. Expense for the three and six months ended June 30, 2012 amounted to $125,000 and $125,000.

(D) Stock Options

On November 1, 2011, the Company granted a total of 4,100,000 stock options to employees and officers including 2,500,000 options to Officers. The option vest quarterly over a period of three years and have an exercise price of $0.275 per share. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 87%, risk free interest rate of .87%, and expected life of 4 years. For the three and six months ended June 30, 2012 the Company expensed $19,548 and $45,324 as the fair value.

During the three and six months ended June 30, 2012 , the Company granted a total of 4,300,000 stock options to employees and officers including 4,000,000 options to officers. The option vest quarterly over a period of three years and have an exercise price of $0.75 per share. The options were valued at $539,177 using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual comparative companies volatility due to the stock being thinly traded of 87%, risk free interest rate of .87%, and expected life of 4 years using the simplified method. For the three and six months ended June 30, 2012 the Company expensed $42,652 and $106,630.

On April 30, 2012, the Company hired a Director of Engineering. Under the terms of the employment offer letter agreement, the Director of Engineering receives an annual salary of $115,000 and will be eligible to participate in our existing benefit programs. As additional compensation, we granted options to purchase 800,000 shares of our common stock with an exercise price of $0.45 per share that vest quarterly in arrears over three years. Employment is terminable by either party at any time, with or without cause. The option vest quarterly over a period of three years and have an exercise price of $0.45 per share. The options were valued at $118,640 using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual comparative companies volatility due to the stock being thinly traded of 101%, risk free interest rate of .39%, and expected life of four years using the simplified method. For the three and six months ended June 30, 2012 the Company expensed $12,116 and $12,116.

		Weighted Avg. Exercise
Options:	Shares	Price
Balance, December 31, 2011	4,100,000	$.75
Granted	5,100,000	0.70
Exercised	—	—
Expired	(1,050,000)	$.275
Balance at June 30, 2012	8,150,000	$.53

Options exercisable at June 30, 2012	1,353,205	$.35

The following table summarizes information about options for the Company as of June 30, 2012:

	2012 Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2012	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable at June 30, 2012	Weighted Average Exercise Price
$.275	3,350,000	4.34	$.275	1,152,784	$.275
$.45	800,000	4.8	$.45	—	$—
$.75	4,000,000	4.58	$.75	200,422	$.75

8.	Warrants

The following tables summarize all warrant grants for the six months ended June 30, 2012, and the related changes during this period.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2011	20,879,412	$.89
Granted	598,000	0.44
Exercised	—	—
Expired	(3,706)	250.00
Balance at June 30, 2012	21,473,705	$.88
Warrants Exercisable at June 30 , 2012	21,473,705	.88

In connection with a private placement in 2007, the Company issued 13,976,180 warrants with an exercise price of $1.05 that expires on August 6, 2012. The exercise price and number of warrant shares issuable upon exercise of the warrants are subject to adjustment from time to time for stock dividends and splits and fundamental transactions, which include a merger or consolidation or any sale of all or substantially all of the Company’s assets, any tender offer or exchange offer is completed pursuant to which holders of the Company’s common stock are permitted to tender or exchange their shares for other securities, cash or property, or any reclassification of the Company’s common stock or any compulsory share exchange pursuant to which the Company’s common stock is effectively converted into or exchanged for other securities, cash or property. The warrants also contain a cashless exercise provision. In the case of a fundamental transaction, the warrant holders will be entitled to rights equivalent to the common shareholders as if the warrant shares were issued immediately prior to the fundamental transaction. The investor warrants also provide that if the Company offers or sells stock in a subsequent equity sale at a price below the warrant exercise price then in effect, then the number of warrant shares issuable will be increased such that the aggregate exercise price of the warrants, after taking into account an equivalent price decrease, shall be equal to the aggregate exercise price prior to such adjustment (“reset provision”). Under ASC 815-40-15, the Company is required to account for warrants with reset provisions when the following three items are present (1) one or more underlying amounts or payments are required (2) no initial net investment or an initial net investment that is smaller than would be required for other types of contracts (3) its terms require or permit net settlement, it can be readily settled net by means outside the contract or it provides for delivery of an asset that puts the recipient in a position not substantially different from the net settlement. ASC 815-40-15 further defines the requirement that the assets are readily convertible to cash. Due to the lack of a public market for the Company’s securities, the Company determined that the warrants were not readily convertible to cash and therefore no derivative liability has been recorded. As of June 30, 2012, the total warrants outstanding have reset to 681,140 shares with an exercise price of $19.52 per share.

9.	Subsequent Events

Subsequent to June 30, 2012, the Company issued Units of its securities in a private placement to accredited investors. The price of these units was $0.10 per unit. Each unit consists of one share of common stock and one three year Series D Warrant. Each Series D Warrant entitles the holder to purchase one share of common stock at an exercise price of $0.25 per share. We received gross proceeds of $255,000.

On July 23, 2012 the Company issued 900,000 shares of common stock valued at $90,000, ($0.10 per share) based on contemporaneous stock sales to a consultant, as compensation for services to be rendered to it under the terms of a three year Advisory Agreement.

On August 1, 2012 the Company entered into an three year Advisory Agreement with Dr. David Greenfield pursuant to which it engaged him to provide various advisory services to us including, (i) brand advisory services to evaluate existing practices or establish new processes, (ii) corporate and product brand identity strategy development, (iii) corporate positioning, (iv) brand architecture analysis and system development, (v) advertising strategy development, (vi) creative and strategic resource identification and management, and (vii) new business support, as well as such additional related services as we may request from time to time. As compensation for these services, the Company issued him 450,000 shares of its common stock valued at $45,000.

On August 6, 2012 the Company entered into an Investor Relations and Consulting Agreement with Acorn Management Partners, L.L.C. Under the terms of this six-month agreement, the Company engaged the firm to provide various consulting services to it and as compensation agreed to issue the firm and its designee an aggregate of 600,000 shares of our common stock valued at $60,000 ($.10 per share) based on contemporaneous stock sales and to reimburse the firm for its out of pocket expenses. After 90 days, the agreement may be terminated by the Compay, in its sole discretion, upon seven days notice; however, in the event the Company should terminate it is not entitled to a refund of any of the compensation. The Company also granted the consultant piggy-back registration rights for the shares issued as compensation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for three and six months ended June 30, 2012 and for the period from February 7, 2011 (inception) to June 30, 2011 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended December 31, 2011 and our subsequent filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our subscribers gain annual access to savings at participating merchants and businesses in specific geographic regions, which we refer to as “geo territories.” SimplePons has established relationships with merchants in 18 geo-territories, including in Florida, South Carolina, Indiana, and Virginia with plans to expand nationwide.

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

Going Concern

We incurred net losses of $2,260,130 from inception through June 30, 2012 and a net loss of $1,428,540 for the six months ended June 30, 2012. The report of our independent registered public accounting firm on our financial statements for the period of inception (February 7, 2011) through December 31, 2011 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net loss and cash used in operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our revenues during the three and six months ended June 30, 2012 represent revenues from the sale of our discount coupon books. Our costs of good sold represents the costs of printing the books. During the three months ended June 30, 2012 we had a negative gross profit margin of 64% as compared to a gross margin of 18% for the six months ended June 30, 2012 and a gross profit margin of 85% for the first quarter of 2012. The decline in our gross margin in the second quarter of 2012 is attributable to an impairment for obsolete inventory of $12,492. We anticipate our revenue will increase during the third and fourth quarters of 2012 as we launch our 2013 books in August 2012, based upon non-binding indications of purchase we have received from a number of organizations and companies who typically engage in fundraising activities in those periods.

Our total operating expenses for the three months and six months ended June 30, 2012 increased substantially from the comparable periods in 2011. The following factors were primarily attributable to this increase:

•          Salary expense increased 457% and 1,108% in the three and six months ended June 30, 2012 from the comparable periods in 2011. We expect that our salary expense may increase in future periods depending on the degree to which we expand our business. At the end of June 2012 we eliminated 14 salaried employees and decreased our salary expense by approximately $32,000 per month. We have begun to establish relationships with channel partners to market our products to their existing clients engaged in fundraising sales of similar and complimentary products within various organizations. We expect that we will pay a flat fee per book or app to the channel partner which will provide us with the opportunity to increase our sales while controlling our salary expense in future periods. We do, however, anticipate adding an additional software engineer and a director of sales and marketing in the future at a cost of approximately $18,000 per month.

•          Consulting expense increased 191% and 178% in the three and six months ended June 30, 2012 from the comparable periods in 2011. Consulting expense relates to agreements we entered into with a variety of consultants and which costs are being amortized over the term of the agreements.

•          Selling, general and administrative expense principally includes rent, travel, commissions, professional fees, promotional, entertainment and advertising expenses, market research, fundraising expenses and other overhead expenses excluding salary expense. The principal increases in SG&A expenses in the three and six months ended June 30, 2012 from the comparable periods in 2011 included increases stock-based consulting expenses, option expense, travel and entertainment expenses, rent, and costs associated with books distributed as promotional materials.

We expect that our SG&A will continue to increase in future periods as our business expands although at this time we are not able to quantify the expected increase.

Depreciation and amortization expense increased for the three and six months ended June 30, 2012 as result of placing our website and mobile applications in service.

Total other income/(expense) for the three and six months ended June 30, 2012 includes $14,800 of liquidated damages which we have accrued as a result of our failure to timely file a registration statement related to a private placement of our securities which closed during the second quarter of 2012.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. We do not have sufficient cash to satisfy our obligations as they become due. At June 30, 2012 we had working capital deficit of $214,466 as compared to working capital of $364,043 at December 31, 2011. Our decrease of working capital of approximately 159% is primarily attributable to decreases in cash, inventory and prepaid expenses and other current assets, offset by an increases in accounts payable and accrued expenses, accrued salary officers, liquidated damages and convertible notes payable – related party. The decrease in our inventory at June 30, 2012 from December 31, 2011 reflects the write off of obsolete inventory of $12,492 and books that were given away for promotions purposes. We have begun receiving our new inventory in August 2012.

The increase in our accounts payable and accrued expenses and accrued officers salaries at June 30, 2012 is directly attributable to our lack of liquidity. We are delaying the payment of certain obligations to third parties and our executive officers which have accrued the bulk of the compensation due them under the terms of their employment agreements. In addition, during the second quarter of 2012 the lack of sufficient liquidity has adversely impacted our ability to implement our business plan. As discussed below, subsequent to June 30, 2012 we have raised additional capital which has alleviated to a degree our lack of liquidity. Subsequent to July 1, 2012 certain of our executive officers received $52,000 of their accrued salary.

Net cash used in operating activities was approximately $605,000 for the six months ended June 30, 2012 as compared to net cash used in operating activities of approximately $86,600 for the period of February 7, 2011 (inception) to June 30, 2011. In the six months ended June 30, 2012 cash was used to fund our operating loss of $1,428,540 which was partially offset by an increase in depreciation expense and amortization expense of $24,538, impairment of inventory in the amount of $12,492, stock compensation for common stock issued to consultants of $275,000, stock option expense for options issued to employees and officers of $164,070, decrease in accounts receivable of $820, a decrease in prepaid expense of $66,559 mainly from the amortization of prepaid insurance, a decrease in deposits of $820, an increase in liquidated damages of $14,800 for our failure to file a registration statement in a timely manner, an increase in accounts payable of $92,008 mainly attributable to unpaid legal, professional and consulting bills, and an increase of $156,743 for accrued salary owed to executive officers.

For the period of February 7, 2011 (inception) to June 30, 2011 cash was used to fund our loss from operations of $167,150 which was partial offset by an increase in depreciation expense and amortization expense of $6,250, stock compensation for common stock issued to consultants of $80,156, an increase in prepaid expense of $50,550, an increase in accounts payable of $7,176 mainly attributable to unpaid legal, professional and consulting fees, and an increase of $37,500 for accrued salary owed to executive officers.

Net cash used in investing activities was approximately $47,500 for the six months ended June 30, 2012 as compared to approximately $34,400 for the period of February 7, 2011 (inception) to June 30, 2011 reflects our website development investments and purchase of trademarks and additional equipment.

Net cash provided by financing activities for the six months ended June 30, 2012 was approximately $549,000 and reflects proceeds from the sale of our securities and a note to a related party. Net cash provided by financing activities for the period of February 7, 2011 (inception) to June 30, 2011 was approximately $482,000 and reflects proceeds from the sale of securities.

We do not have any commitments for capital expenditures during the next 12 months nor do we have any external sources of capital. Our working capital is not sufficient to fund our operations over the next 12 months and permit us to satisfy our obligations as they become due. During the first quarter of 2012 we expanded our workforce to help with our expansion into new geo territories. As a result of a our lack of liquidity and streamlining of our business strategy, during the second quarter of 2012 we reallocated certain of our resources, and eliminated 14 positions. While we raised $255,000 in net proceeds from the sale of our securities subsequent to June 30, 2012, our expenses are increasing even with these efforts to control our expenses. Even if we are successful in increasing our revenues from these expected sales, we will still need to raise additional working capital. We do not have any firm commitments to provide the additional capital which is needed and there are no assurances that we will be able to secure capital on terms acceptable to us, if at all. Our ability to significantly increase our revenues and successfully raise additional working capital is key to our ability to continue as a going concern. If we are not successful in both of these efforts, we may be forced to significantly curtail some or all of our operations.

Critical Accounting Policies

Website Development

We have adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. During the six months ended June 30, 2012 and as of December 31, 2011 we incurred $40,820 and $114,612, respectively in website development costs. The website was put into service on September 30, 2011. Amortization for the six months ended June 30, 2012 was $22,584.

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

Off Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As compensation for the services to be rendered to us under the terms of Investor Relations Agreement described in Item 5. below, on June 26, 2012 we issued American Capital Ventures, Inc. and its designee Maplehurst Investment Group, LLC an aggregate of 300,000 shares of our common stock valued at $75,000 ($.25 per share) based on contemporaneous stock sales in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Section 4(2) of that act. The recipients were accredited or otherwise sophisticated investors who had access to information concerning our company.

Between July 10, 2012 and August 8, 2012 we sold an aggregate of 2,550,000 units of our securities at an offering price of $0.10 per unit to eight accredited investors in a private offering exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(2) and Regulation D of that act. Each unit consisted of one share of our common stock and one Series D common stock purchase warrant. We received gross proceeds of $255,000. We did not pay any commissions or finder’s fees in this offering. We are using the net proceeds from this offering for general working capital. Each Series D Warrant is exercisable into one share of common stock for three years from issuance at an exercise price of $0.25 per share. The exercise price of the warrants and the number of shares issuable upon the exercise of the warrants are subject to proportional adjustment in the event of stock splits, dividends, recapitalizations or similar transactions. We agreed to file a registration statement with the Securities and Exchange Commission within 90 days after the final closing of this offering registering for resale all of the shares underlying the warrants. The form of Series D common stock purchase warrant is filed as Exhibit 4.10 to this report. The description of the warrant is qualified in its entirety by reference to this exhibit.

As compensation for the services to be rendered to us under the terms of Advisory Agreement described in Item 5. below, on August 1, 2012 we agreed to issue Dr. David Greenfield 450,000 shares of our common stock valued at $45,000($.10 per share) based on contemporaneous stock sales in a private transaction exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act. The recipient was an accredited investor.

As compensation for the services to be rendered to us under the terms of Investor Relations and Consulting Agreement described in Item 5. below, on August 6, 2012 we agreed to issue Acorn Management Partners, L.L.C. 600,000 shares of our common stock valued at $60,000 ($.10 per share) based on contemporaneous stock sales in a private transaction exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act. The recipient was an accredited or otherwise sophisticated investor who had access to information concerning our company.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5.	Other Information.

On June 26, 2012 we entered into a 12 month Investor Relations Agreement with American Capital Ventures, Inc. Under the terms of this agreement, we engaged the firm to provide various consulting services to us and as compensation agreed to issue the firm and its designee an aggregate of 500,000 shares of our common stock valued at $125,000 and to reimburse the firm for its out of pocket expenses. After 45 days, the agreement may be terminated by us, in our sole discretion, upon 15 days notice; however, the termination does not impact the consultant’s right to any compensation which is earned prior to the termination date. A copy of the Investor Relations Agreement is filed as Exhibit 10.12 to this report. The description of the terms of the agreement is qualified in its entirety by reference to this exhibit.

On August 1, 2012 we appointed Dr. David Greenfield to the Advisory Board to our Board of Directors and in connection therewith we entered into an three year Advisory Agreement with Dr. Greenfield pursuant to which we engaged him to provide various advisory services to us including, (i) brand advisory services to evaluate existing practices or establish new processes, (ii) corporate and product brand identity strategy development, (iii) corporate positioning, (iv) brand architecture analysis and system development, (v) advertising strategy development, (vi) creative and strategic resource identification and management, and (vii) new business support, as well as such additional related services as we may request from time to time. As compensation for these services, we issued him 450,000 shares of our common stock valued at $45,000. The agreement contains customary confidentiality and non-disclosure provisions. The description of terms and conditions of the Advisory Agreement is qualified in its entirety by reference to the agreement which is filed as Exhibit 10.14 to this report.

On August 6, 2012 we entered into an Investor Relations and Consulting Agreement with Acorn Management Partners, L.L.C. Under the terms of this six-month agreement, we engaged the firm to provide various consulting services to us and as compensation agreed to issue the firm and its designee an aggregate of 600,000 shares of our common stock valued at $60,000 ($.10 per share) based on contemporaneous stock sales and to reimburse the firm for its out of pocket expenses. After 90 days, the agreement may be terminated by us, in our sole discretion, upon seven days notice; however, in the event we should terminate we are not entitled to a refund of any of the compensation. We also granted the consultant piggy-back registration rights for the shares issued as compensation. The agreement contains customary confidentiality provisions. A copy of the Investor Relations and Consulting Agreement is filed as Exhibit 10.13 to this report. The description of the terms of the agreement is qualified in its entirety by reference to this exhibit.

Item 6.	Exhibits.

No.	Description
2.1	Agreement and Plan of Merger by and among Paligent Inc., IFL Corp., and International Fight League, Inc., dated as of August 25, 2006 (Incorporated by reference to the registrant’s amended Schedule 14A filed on October 31, 2006).
2.2	Agreement and Plan of Reorganization dated October 20, 2011 by and between IFLI Acquisition Corp., IFLI Acquisition Subsidiary Corp. and SimplePons, Inc. (Incorporated by reference to the Current Report on Form 8-K filed by the registrant on October 20, 2011).
3.1	Amended and Restated Certificate of Incorporation of Paligent Inc. (f/k/a HeavenlyDoor.com, Inc.), filed with the Secretary of State of Delaware on June 26, 2000 (Incorporated by reference to the registrant’s registration statement on Form S-8 (Commission File No. 333-45168) filed on September 5, 2000).
3.2	Certificate of Ownership and Merger of Paligent Inc. into HeavenlyDoor.com, Inc., filed with the Secretary of State of Delaware on December 28, 2000, to be effective as of December 31, 2000. (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on April 2, 2001).

3.3	Certificate of Amendment to Certificate of Incorporation of Paligent Inc. filed with the Secretary of State of the State of Delaware on November 28, 2006, to be effective as of November 29, 2006 to give effect to the reverse stock split (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 5, 2006).
3.4	Certificate of Amendment to Certificate of Incorporation of Paligent Inc. filed with the Secretary of State of the State of Delaware on November 28, 2006, to be effective as of November 29, 2006 to change the Registrant’s name to International Fight League, Inc. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 5, 2006).
3.5	Certificate of Amendment to the registrant’s Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on June 28, 2007 (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 14, 2007).
3.6	Amended and Restated By-laws of registrant (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 22, 2007).
3.7	Certificate of Amendment to the registrant’s Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware and effective on July 8, 2010 (Incorporated by reference to the registrant’s Current Report on Form 8-K filed July 12, 2010).
3.8	Certificate of Merger (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
3.9	Amendment No. 1 dated November 1, 2011 to the Amended and Restated Bylaws (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 15, 2011).
4.1	Form of Warrant dated August 6, 2007 (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 9, 2007).
4.2	Warrant dated March 1, 2007 issued to placement agent (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 15, 2007).
4.3	Warrant dated August 6, 2007 issued to placement agent (Incorporated by reference to the registrant’s registration statement on Form S-1 (Commission File No. 333-146629) filed October 11, 2007).
4.4	Warrant dated June 1, 2007 issued to consultant (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 14, 2007).
4.5	Form of Coach’s Warrant (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 14, 2007).
4.6	Form of Exchange Warrant (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
4.7	Form of Series B common stock purchase warrant (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011)
4.8	Form of Series C common stock purchase warrant (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011)
4.9	Form of placement agent warrant (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012)
4.10	Form of Series D common stock purchase warrant *
10.1	Asset Purchase Agreement, dated September 19, 2008, between IFL Corp. and HD Net LLC (Incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 24, 2008).
10.2	Registration Rights Agreement, dated December 22, 2006 between International Fight League, Inc. and the stockholders party thereto (Incorporated by reference to the registrant’s registration statement on Form S-1 (Commission File No. 333-140636) filed on February 12, 2007).
10.3	Stock Repurchase Agreement dated November 1, 2011 by and between IFLI Acquisition Corp., Insurance Marketing Solutions, LLC and SimplePons, Inc.(Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
10.4	Employment Agreement dated February 15, 2011 by and among SimplePons, Inc. and Brian S. John (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 17, 2011).

10.5	Employment Agreement dated February 15, 2011 by and among SimplePons, Inc. and Richard A. Miller (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 17, 2011).
10.6	Employment Agreement dated February 15, 2011 by and among SimplePons, Inc. and Martin Scott (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 17, 2011).
10.7	Employment Agreement dated February 15, 2011 by and among SimplePons, Inc. and Wei-Ken Seto (Incorporated by reference to the registrant’s Current Report on Form 8-K filed January 26, 2012.
10.8	Office Lease Agreement dated November 11, 2011 by and among ATC Realty One, LLC and SimplePons, Inc.(Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 17, 2011).
10.9	2011 Equity Compensation Plan (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
10.10	Form of Registration Rights Agreement (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011)
10.11	Advisory Agreement dated July 23, 2012 by and between SimplePons, Inc. and Adolfo Carmona (Incorporated by reference to the Current Report on Form 8-K as filed on August 3, 2012)
10.12	Investor Relations Agreement dated June 26, 2012 by and between SimplePons, Inc. and American Capital Ventures, Inc. *
10.13	Investor Relations and Consulting Agreement dated August 6, 2012 by and between SimplePons, Inc. and Acorn Management Partners, L.L.C. *
10.14	Advisory Agreement dated August 1, 2012 by and between SimplePons, Inc. and Dr. David Greenfield *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*            filed herewith

**          To be filed by within the earlier of 30 days from the due date or filing date of this report pursuant to the grace period provided for the filing of the first interactive data exhibit containing detailed note tagging.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLEPONS, INC.

August 17, 2012	By:	/s/ Brian S. John
Brian S. John, Chief Executive Officer

	By:	/s/ Martin Scott
Martin Scott, Chief Financial Officer

