Form 10-Q/A
period 2012-06-30
SimplePons, Inc.
filed 2012-08-30
CIK 885475

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to SimplePons, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.               Exhibits.

No.	Description
2.1	Agreement and Plan of Merger by and among Paligent Inc., IFL Corp., and International Fight League, Inc., dated as of August 25, 2006 (Incorporated by reference to the registrant’s amended Schedule 14A filed on October 31, 2006).
2.2	Agreement and Plan of Reorganization dated October 20, 2011 by and between IFLI Acquisition Corp., IFLI Acquisition Subsidiary Corp. and SimplePons, Inc. (Incorporated by reference to the Current Report on Form 8-K filed by the registrant on October 20, 2011).
3.1	Amended and Restated Certificate of Incorporation of Paligent Inc. (f/k/a HeavenlyDoor.com, Inc.), filed with the Secretary of State of Delaware on June 26, 2000 (Incorporated by reference to the registrant’s registration statement on Form S-8 (Commission File No. 333-45168) filed on September 5, 2000).
3.2	Certificate of Ownership and Merger of Paligent Inc. into HeavenlyDoor.com, Inc., filed with the Secretary of State of Delaware on December 28, 2000, to be effective as of December 31, 2000. (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on April 2, 2001).
3.3	Certificate of Amendment to Certificate of Incorporation of Paligent Inc. filed with the Secretary of State of the State of Delaware on November 28, 2006, to be effective as of November 29, 2006 to give effect to the reverse stock split (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 5, 2006).
3.4	Certificate of Amendment to Certificate of Incorporation of Paligent Inc. filed with the Secretary of State of the State of Delaware on November 28, 2006, to be effective as of November 29, 2006 to change the Registrant’s name to International Fight League, Inc. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 5, 2006).
3.5	Certificate of Amendment to the registrant’s Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on June 28, 2007 (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 14, 2007).
3.6	Amended and Restated By-laws of registrant (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 22, 2007).
3.7	Certificate of Amendment to the registrant’s Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware and effective on July 8, 2010 (Incorporated by reference to the registrant’s Current Report on Form 8-K filed July 12, 2010).
3.8	Certificate of Merger (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).

2

3.9	Amendment No. 1 dated November 1, 2011 to the Amended and Restated Bylaws (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 15, 2011).
4.1	Form of Warrant dated August 6, 2007 (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 9, 2007).
4.2	Warrant dated March 1, 2007 issued to placement agent (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 15, 2007).
4.3	Warrant dated August 6, 2007 issued to placement agent (Incorporated by reference to the registrant’s registration statement on Form S-1 (Commission File No. 333-146629) filed October 11, 2007).
4.4	Warrant dated June 1, 2007 issued to consultant (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 14, 2007).
4.5	Form of Coach’s Warrant (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 14, 2007).
4.6	Form of Exchange Warrant (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
4.7	Form of Series B common stock purchase warrant (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011)
4.8	Form of Series C common stock purchase warrant (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011)
4.9	Form of placement agent warrant (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012)
4.10	Form of Series D common stock purchase warrant *
10.1	Asset Purchase Agreement, dated September 19, 2008, between IFL Corp. and HD Net LLC (Incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 24, 2008).
10.2	Registration Rights Agreement, dated December 22, 2006 between International Fight League, Inc. and the stockholders party thereto (Incorporated by reference to the registrant’s registration statement on Form S-1 (Commission File No. 333-140636) filed on February 12, 2007).
10.3	Stock Repurchase Agreement dated November 1, 2011 by and between IFLI Acquisition Corp., Insurance Marketing Solutions, LLC and SimplePons, Inc.(Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
10.4	Employment Agreement dated February 15, 2011 by and among SimplePons, Inc. and Brian S. John (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 17, 2011).
10.5	Employment Agreement dated February 15, 2011 by and among SimplePons, Inc. and Richard A. Miller (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 17, 2011).
10.6	Employment Agreement dated February 15, 2011 by and among SimplePons, Inc. and Martin Scott (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 17, 2011).
10.7	Employment Agreement dated February 15, 2011 by and among SimplePons, Inc. and Wei-Ken Seto (Incorporated by reference to the registrant’s Current Report on Form 8-K filed January 26, 2012.
10.8	Office Lease Agreement dated November 11, 2011 by and among ATC Realty One, LLC and SimplePons, Inc.(Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 17, 2011).
10.9	2011 Equity Compensation Plan (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
10.10	Form of Registration Rights Agreement (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011)
10.11	Advisory Agreement dated July 23, 2012 by and between SimplePons, Inc. and Adolfo Carmona (Incorporated by reference to the Current Report on Form 8-K as filed on August 3, 2012)
10.12	Investor Relations Agreement dated June 26, 2012 by and between SimplePons, Inc. and American Capital Ventures, Inc. *
10.13	Investor Relations and Consulting Agreement dated August 6, 2012 by and between SimplePons, Inc. and Acorn Management Partners, L.L.C. *

3

10.14	Advisory Agreement dated August 1, 2012 by and between SimplePons, Inc. and Dr. David Greenfield *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	previously filed
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLEPONS, INC.

August 30, 2012	By: /s/ Brian S. John
Brian S. John, Chief Executive Officer

By: /s/ Martin Scott
Martin Scott, Chief Financial Officer