Form 10-Q
period 2012-09-30
SimplePons, Inc.
filed 2012-11-27
CIK 885475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2012

or

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

Yes ☐ No ☒

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 87,470,870 shares of common stock are issued and outstanding as of November 27, 2012.

(1)

(2)

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “SimplePons ”, “we”“, “our”, the “Company” and similar terms refer to SimplePons, Inc., a Delaware corporation, and our wholly-owned subsidiary SimplePons Operations, Inc., a Delaware corporation (“SimplePons Operations”). In addition, when used herein and unless specifically set forth to the contrary, “2011” refers to the year ended December 31, 2011 and “2012” refers to the year ending December 31, 2012.

The information which appears on our website at www.simplepons.com is not part of this report.

(3)

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

SIMPLEPONS, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

ASSETS

	September 30, 2012	December 31, 2011
CURRENT ASSETS	(Unaudited)

Cash	$61,946	$120,768
Accounts receivable, net	1,300	820
Inventory, net	18,405	28,753
Prepaid expenses and other current assets	196,511	362,138
Deposit	9,283	9,494
TOTAL CURRENTS ASSETS	287,445	521,973

TOTAL PROPERTY AND EQUIPMENT, NET	15,988	12,690

OTHER ASSETS

Website, net	—	106,311
Prepaid expenses	—	93,750
Trademarks	1,475	825
TOTAL OTHER ASSETS	1,475	200,886

TOTAL ASSETS	$304,908	$735,549

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$173,394	$65,591
Accrued salary officers	211,822	92,339
Liquidated damages	14,800	—
Contingent liabilities	23,062	—
Convertible note payable - related party	40,000	—
TOTAL LIABILITIES	463,078	157,930

COMMITMENTS AND CONTINGENCIES (See Note 8)	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 86,970,870 and 77,140,870 shares issued and outstanding, respectively	869,709	771,409
Additional paid in capital	2,047,444	637,800
Accumulated deficit	(3,075,323)	(831,590)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(158,170)	577,619

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$304,908	$735,549

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(4)

SIMPLEPONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011,
FOR THE PERIOD FROM FEBRUARY 7, 2011 (INCEPTION) TO SEPTEMBER 30, 2011
AND THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)

				For the period ended
	For the three months ended		For the nine months ended	February 7, 2011 (Inception)
	September 30, 2012	September 30, 2011	September 30, 2012	to September 30, 2011

Net Revenue	$20,832	$—	$39,461	$—
Cost of goods sold	28,949	—	44,209	—

Gross Profit / (Loss)	(8,117)	—	(4,748)	—

OPERATING EXPENSES

Salary expense	173,987	115,510	726,951	161,287
Consulting	487,500	36,989	713,294	118,239
Selling, general and administrative	(32,388)	16,700	533,244	32,875
Legal and professional	28,802	63,790	76,304	87,765
Depreciation	14,117	—	38,655	—
Contingent losses	23,062	—	23,062	—
Impairment loss from website development	111,593	—	111,593	—
Total Operating Expenses	806,673	232,989	2,223,103	400,166

Net loss from operations	(814,790)	(232,989)	(2,227,851)	(400,166)

Other income / (expenses)
Liquidated damages	—	—	(14,800)	—
Interest income	—	300	14	327
Interest expense	(403)	—	(1,096)	—
Total other expeneses	(403)	300	(15,882)	327

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(815,193)	(232,689)	(2,243,733)	(399,839)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(815,193)	$(232,689)	$(2,243,733)	$(399,839)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	83,325,218	32,578,967	80,020,396	26,370,128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(5)

SIMPLEPONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)
FOR THE PERIOD FROM FEBRUARY 7, 2011 (INCEPTION) TO DECEBMBER 31, 2011 AND THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2012
(UNAUDITED)
	Preferred stock		Common stock		Additional
	Shares	Amount	Shares	Amount	paid in capital	Accumulated deficit	Total

February 7 , 2011 (Inception)	—	$—	—	$—	$—	$—	$—

Common stock sold to founders ($.000125)	—	—	40,000,000	400,000	(395,000)	—	5,000

Sale of common stock ($.0025)	—	—	1,000,000	10,000	(7,500)	—	2,500
				—
Sale of common stock ($.00125)	—	—	2,000,000	20,000	(17,500)	—	2,500
				—
Common stock issued for professional fees ($.05 per share)	—	—	1,400,000	14,000	56,000	—	70,000
				—
Private placement of common stock ($.05 per share), net of fees of $11,783	—	—	20,010,000	200,100	788,617	—	988,717
				—
Private placement of common stock ($.25 per share)	—	—	200,000	2,000	48,000	—	50,000

Common stock issued for consulting services ($.05 per share)	—	—	10,000,000	100,000	400,000	—	500,000
				—
Common stock to be issued for Website development ($.05 per share)	—	—	500,000	5,000	20,000	—	25,000

Stock option expense	—	—	—	—	17,183	—	17,183

Reverse Merger	—	—	2,030,870	20,309	(272,000)	—	(251,691)

Net loss for the period February 7, 2011 (Inception) to December 31, 2011	—	—	—	—	—	(831,590)	(831,590)

Balance December 31, 2011	—	—	77,140,870	771,409	637,800	(831,590)	577,619

Private placement of common stock ($.50 per share)	—	—	450,000	4,500	220,500	—	225,000

Private placement of common stock ($.25 per share),
net of fees of $86,126	—	—	1,480,000	14,800	269,074	—	283,874

Common stock issued for services ($.25 per share),			300,000	3,000	72,000	—	75,000

Stock option expense	—	—	—	—	164,070	—	164,070

Private placement of common stock ($.10 per share)	—	—	3,850,000	38,500	346,500	—	385,000

Common stock issued for services ($.10 per share),	—	—	1,950,000	19,500	175,500		195,000

Common stock issued for settlement ($.10 per share)	—	—	1,800,000	18,000	162,000		180,000

Net loss for the nine month period ended September 30, 2012	—	—	—	—	—	(2,243,733)	(2,243,733)

Balance September 30, 2012 (UNAUDITED)	—	$—	86,970,870	$869,709	$2,047,444	$(3,075,323)	$(158,170)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(6)

SIMPLEPONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 7, 2011 (INCEPTION) TO SEPTEMBER 30, 2011
AND THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)

		For the Period Ended
	For the nine months ended	February 7, 2011 (Inception)
	September 30, 2012	to September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,243,733)	$(399,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	38,655	168
Impairment of inventory	12,492
Impairment of website development	111,593
Contingent loss	23,062
Stock compensation	637,500	163,750
Stock option expense	164,070	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(480)	—
Increase in inventory	(2,144)	—
Increase in prepaid expenses and other assets	71,877	(100,003)
Increase in deposits	211	(50,000)
Increase in liquidated damages	14,800	—
Increase in accounts payable and accrued expenses	107,803	60,802
Increase in accrued salaries	119,483	67,282
Net Cash Used In Operating Activities	(944,811)	(257,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of trademarks	(650)	(825)
Development of website	(40,820)	(74,612)
Purchase of property and equipment	(6,415)	(7,869)
Net Cash Used In Investing Activities	(47,885)	(83,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Note payable - related party	40,000	—
Sale of common stock, net of offering costs	893,874	935,217
Net Cash Provided by Financing Activities	933,874	935,217

NET INCREASE /(DECREASE) IN CASH	(58,822)	594,071

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	120,768	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,946	$594,071

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for consulting fees	$—	$500,000
Common stock issued for website development	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(7)

SIMPLEPONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

(UNAUDITED)

1. Organization, Basis of Presentation and Nature of Operations

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended September 30, 2012 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

The accompanying consolidated financial statements include the accounts of Simplepons, Inc. and its wholly owned subsidiary Simplepons Operations, Inc. for the three and nine months ended September 30, 2012, for the three months ended September 30, 2011 and the period from February 7, 2011 (inception) to September 30, 2011. All intercompany accounts have been eliminated in the consolidation.

The Company is in the business of mobile coupon subscriptions that solves the problem of leaving your coupons at home. Their cost effective platform is designed for businesses to connect with new and existing customers.

(8)

2. Summary of Significant Accounting Principles

(A) Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statement for the period ended September 30, 2012 has a net loss of $2,243,733 and used cash in operations of $944,811. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition there is a working capital deficiency of $175,633 and a stockholders’ deficit of $158,170 as of September 30, 2012.

The Company’s continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Since September 30, 2012, the Company has raised $63,000 in gross proceeds for working capital through the sale of a convertible promissory note to an accredited investor. In addition, the Company has reduced its operating expenses though a reduction in personnel and other general and administrative expenses in an effort to conserve its cash resources. The Company is in discussions with additional prospective investors and, while it has no firm commitments for additional capital, it reasonably expects to conclude additional capital rounds during the fourth quarter of 2012 which provide additional working capital to it. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide for the opportunity for the Company to continue as a going concern.

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2011 and September 30, 2012 the Company had no balances that exceeded FDIC insurance limit.

(D) Inventories

The Company’s inventories consist entirely of purchased finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis. During the nine months ended September 30, 2012, the Company recorded an impairment of inventory in the amount of $12,492 which is also included in the cost of goods sold.

(E) Property and Equipmen

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

(9)

(G) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. On September 30, 2012, the Company evaluated the impairment by estimating future undiscounted cash flows expected to result from the use of the website and its eventual disposition. Since the sum of the expected undiscounted future cash flow is significantly less than the carrying amount of the website, the carrying amount of the website in amount of $111,593 was recognized as impairment loss during the three months ended September 30, 2012.

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

(I) Loss Per Share

Basic and diluted net (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, Earnings Per Share.” As of September 30, 2012 there were 4,250,000 options, 24,658,790 warrants and 400,000 common shares issuable upon conversion of convertible notes payable outstanding whose effect was anti-dilutive and not included in diluted net loss per share for the three and nine months ended September 30, 2012. As of September 30, 2011 there were 9,370,000 warrants outstanding whose effect were anti-dilutive and not included in diluted net loss per share for the three months ended September 30, 2011 and the period February 7, 2011 to September 30, 2011. The options and warrants may dilute future earnings per share.

(J) Fair Value of Financial Instruments

Fair Value of Financial Instruments and Fair Value Measurement

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

(M) Revenue Recognition

The Company recognizes revenue in accordance with FASB Accounting Standards Codification No. 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, Delivery has occurred and collectability is reasonably assured. This criteria are met when the deal books are delivered to our customers and collectability is reasonably assured. We record these sales net of any discounts provided to our customer.

(N) Concentrations

During the three and nine months ended September 30, 2012 the Company had one customer who represented 15% of sales . There were no sales during the comparable periods in 2011.

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

(P) Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2012-07, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

(10)

3. Property and Equipment

At September 30, 2012 and December 31, 2011 property and equipment consisted of the following.

	September 30,	December 31,
	2012	2011
	(Unaudited)
Computers and equipment	$19,883	$16,468
Accumulated depreciation	(3,895)	(778)
Balance	$15,988	$12,690

Depreciation expense for three and nine months ended September 30, 2012, the three months ended September 30, 2011 and the period from February 7, 2011 to September 30, 2011 was $1,163, $3,117, $138 and $168, respectively.

4. Prepaid Expenses and Other Current Assets

As of September 30, 2012 and December 31, 2011, the Company had prepayment of $196,511 and $362,138, respectively, consisted of the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Prepaid insurance	$63,809	$79,763
Prepaid stock compensation	131,250	318,750
Other Prepaid	1,452	57,375
Total prepaid expenses and other current assets	196,511	455,888
Less: long-term prepaid expenses	—	93,750
Total current portion of prepaid expenses and other current assets	$196,511	$362,138

Prepaid stock compensation was due to the issuance of total 6,000,000 shares of common stock in August 2011 for services rendered during the period from August 16, 2011 through August 15, 2013 (see Note 9(C)). The Company calculated the stock based compensation of $300,000 at its fair value and booked pro rata within the relative service periods. Accordingly, the Company had prepaid stock compensation of $131,250 and $318,750 as of September 30, 2012 and December 31, 2011, respectively.

5. Convertible Note Payable -Related Party

On January 24, 2012, the Company entered into a 4% convertible promissory note with its Chief Operating Officer in the amount of $40,000. The note is due on January 24, 2013 prior to the maturity date, the Company has the option to convert the principle and accrued interest into shares of the Company’s common stock at $0.10 per share. The fair value of the conversion was equal to the Company’s stock price on the date of issuance and no beneficial conversion was recorded. Interest expense for the three and nine months ended September 30, 2012 amount to $403 and $1,096.

6. Liquidated Damages

Pursuant to the Company’s private placement completed during the nine months ended September 30, 2012 in the gross amount of $370,000, as of September 30, 2012 purchasers under the private placement (the “Holders”) are entitled to liquidated damages if a registration statement covering the resale of the 1,480,000 shares of common stock sold under the private placement (the “Registrable Securities”) is not filed within 60 days of the termination date of the private placement on May 15, 2012 and declared effective within 150 days of the termination date. The Company shall make pro rata payments to each Holder, in an amount equal to 1.0% of the aggregate amount invested by such Holder (based upon the number of Registrable Securities then owned by such Holder) for each 30-day period or pro rata for any portion thereof following the date by which such Registration Statement should have been filed or effective (the “Blackout Period”). Such payments can be made in cash or shares of common stock with the fair market value on the date of issuance and shall constitute the Holder’s exclusive monetary remedy for such events, but shall not affect the right of the Holder to seek injunctive relief. The amounts payable as liquidated damages shall be paid monthly within ten (10) business days of the last day of each month following the commencement of the Blackout Period until the termination of the Blackout Period. Such payments shall be made to each holder at the sole option of the Company in either cash or shares of Common Stock. As of September 30, 2012, the Company has accrued four months of liquidated damages in the amount of $14,800.

(11)

7. Related Party Transactions

On November 16, 2011, the Company entered into a new five year employment agreements with its President and Vice President which superseded their prior agreements with our subsidiary, SimplePons Operations, Inc. Under the terms of these agreements, the Company agreed to pay each of them an annual salary of $100,000 for the period commencing on the effective date and ending on December 31, 2012, and thereafter for the period commencing on January 1, 2013 and ending on December 31, 2013, a base salary at an annual rate $125,000, and thereafter for the period commencing January 1, 2014 until the end of the term of this agreement, a base salary at an annual rate of $150,000. Each executive is also entitled to an annual bonus of at the discretion of our board of directors. Each of these executive officers is also entitled to participate in all benefit programs we offer our employees. The agreements, which contain an automatic yearly renewal provision, contain customary confidentially and non-compete provisions. Each employee’s employment may be terminated upon his death or disability and with or without cause. In the event we should terminate his employment upon his death or disability, he is entitled to his then current base salary for a period of three months from the date of termination and all granted but unvested options are immediately vested. In the event we should terminate the agreement for cause or if he should resign, he is entitled to payment of his base salary through the date of termination. At our option we may terminate his employment without cause, in which event he is entitled to payment of his then base salary and bonus through the date of termination together with one years’ salary payable in a lump sum at the date of termination and all granted but unvested options are immediately vested. As of September 30, 2012 accrued salaries including payroll taxes are $119,823.

On November 16, 2011, the Company entered into a new five-year employment agreement with its Chief Financial Officer, which is effective November 16, 2011. Under the terms of this agreement, we agreed to pay our Chief Financial Officer an annual salary of $70,000 for the period commencing on the effective date and ending on December 31, 2012, and thereafter for the period commencing on January 1, 2013 and ending on December 31, 2013, a base salary at an annual rate $87,500, and thereafter for the period commencing January 1, 2014 until the end of the term of this agreement, a base salary at an annual rate of $109,375. He is also entitled to an annual bonus of at the discretion of our board of directors. The agreements, which contain an automatic yearly renewal provision, contain customary confidentially and non-compete provisions. Each employee’s employment may be terminated upon his death or disability and with or without cause. In the event we should terminate his employment upon his death or disability, he is entitled to his then current base salary for a period of three months from the date of termination and all granted but unvested options are immediately vested. In the event we should terminate the agreement for cause or if he should resign, he is entitled to payment of his base salary through the date of termination. At our option we may terminate his employment without cause, in which event he is entitled to payment of his then base salary and bonus through the date of termination together with one years’ salary payable in a lump sum at the date of termination and all granted but unvested options are immediately vested. As of September 30, 2012, accrued salary including payroll taxes was $43,329. On February 8, 2012, the Company issued its Chief Financial Officer an additional grant of options to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.75 per share, which vest quarterly over three-years beginning on February 8, 2012.

On January 20, 2012, the Company entered into a three-year employment with our new Chief Operating Officer. Under the terms of this agreement, the Company agreed to pay our Chief Operating Officer an annual salary of $150,000. As additional compensation, the Company granted options to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.75 per share, which vest quarterly over three-year beginning on August 1, 2012. Our Chief Operating Officer may be terminated upon his death or disability and with or without cause. In the event we should terminate his employment upon his death or disability, he is entitled to his then current base salary for a period of three months from the date of termination and all vested options remain exercisable through the original terms of the options. In the event we should terminate the agreement for cause or if he should resign, he is entitled to payment of his base salary through the date of termination. At our option we may terminate his employment without cause. If we terminate him without cause within six months from the date of the agreement, he is not entitled to any compensation and all granted but unvested options immediately terminate. In the event we should terminate him without cause after the six-month anniversary of the employment agreement, he is entitled to payment of his then base salary and bonus through the date of termination together with three months’ salary payable in a lump sum on the date of termination and all vested options remain exercisable through the original option term. The Chief Operating Officer resigned on August 31, 2012. Accordingly, the Company accrued salaries including payroll taxes in amount of $77,231 as of September 30, 2012. On October 17, 2012, the Chief Operating Officer filed the complaint against the Company for non-payment of wages, vacation time and waiting time penalties under the California Labor Code Section 203. He is seeking $71,918 in base salary, $5,308 in wages for accrued vacation time and $17,309 in waiting time penalties, for an aggregate of $94,535, together with reasonable attorney’s fees.

On January 24, 2012, the Company entered into a 4% convertible promissory note with its Chief Operating Officer in the amount of $40,000. The note is due on January 24, 2013. Prior to the maturity date, the Company has the option to convert the principal and accrued interest into shares of the Company’s common stock at $0.10 per share. The fair value of the conversion was equal to the Company’s stock price on the date of issuance and no beneficial conversion was recorded. Interest expense for the three and nine months ended September 30, 2012 amount to $403 and $1,096.

(12)

8. Contingent Liabilities

As of September 30, 2012, the Company had contingent liabilities in amount of $23,062 in connection with the lawsuit filed by the Company’s former Chief Operating Officer. On October 17, 2012, the former Chief Operating Officer filed the complaint against the Company for non-payment of wages, vacation time and waiting time penalties under the California Labor Code Section 203. He is seeking $71,918 in base salary, $5,308 in wages for accrued vacation time and $17,309 in waiting time penalties, for an aggregate of $94,535, together with reasonable attorney’s fees. The balance of contingent liabilities recorded in the accompanying consolidated balance sheet represented the difference between aggregate amount in the lawsuit and accrued salaries to the former Chief Operating Officer.

9. Stockholders’ Equity

(A) Authorized Shares

The Company is authorized to issue 400,000,000 shares of common stock, par value $0.01 per shares and 1,000,000 shares of preferred stock, par value $0.0001 per share with rights and preferences to be determined by the Board of Directors.

(B) Sales of Common Stock

On January 20, 2012, the Company issued 450,000 Units of its securities in a private placement to two accredited investors. The price of these Units was $0.50 per unit. Each Unit consists of one share of common stock and one three year Series C Warrant. Each Series C Warrant entitles the holder to purchase one share of common stock at an exercise price of $0.50 per share. Upon 30 days’ notice, we have the right to call the warrants at $0.0001 per warrant if our stock is currently quoted for trading in the over the counter market, the closing price of our common stock is $.50 or more for five consecutive trading days and there is an effective registration statement covering the resale of the shares of common stock underlying the Series C Warrants. The Company received proceeds of $225,000.

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

During the three months ended September 30, 2012, the Company issued 2,550,000 Units of its securities in a private placement to the accredited investors. The price of these Units was $0.10 per unit. Each Unit consists of one share of common stock and one three year Series D Warrant. Each Series D Warrant entitles the holder to purchase one share of common stock at an exercise price of $0.25 per share and subject to adjustments due to recapitalization or reclassification of common stock The Company received proceeds of $255,000.

During the three months ended September 30, 2012, the Company issued 1,300,000 Units of its securities in a private placement to the accredited investors. The price of these Units was $0.10 per unit. Each Unit consists of one share of common stock and one three year Series E Warrant. Each Series E Warrant entitles the holder to purchase one share of common stock at an exercise price of $0.25 per share and subject to adjustments due to recapitalization or reclassification of common stock. The Company received proceeds of $130,000.

(13)

(C) Common Stock Issued for Services

In May 2011, the Company issued 4,000,000 shares of common stock valued at $200,000 ($0.05 per share) based on contemporaneous stock sales and $50,000 cash to a consultant for management consulting, business advisory, strategic planning and public relations. On August 26, 2011 the Company amended to agreement and agreed to pay the consultant an additional $50,000 for services under this agreement. On February 3, 2012, the Company agreed to amend a May 18, 2011 consulting agreement to pay the consultant an additional $30,000 upon receipt of additional funding. The term of the agreement is for one year and expires on May 17, 2012. For the period February 7, 2011(Inception) to June 30, 2012 the Company has expensed a total of $330,000 as of September 30, 2012. Expense for the three and nine months ended September 30, 2012 amounted to $0 and $150,794.

In August 2011, the Company issued 4,000,000 shares of common stock valued at $200,000 ($0.05 per share) based on contemporaneous stock sales to a consultant for a variety of services to the Company, including industry analysis, identifying and introducing potential strategic partners to the Company, evaluations of competitors and development of strategies to increase the Company’s competitiveness and advice on effective management of relationships with investment banking firms. The term of the agreement is for two years and expires on August 15, 2013. For the period February 7, 2011(Inception) to September 30, 2012 the Company has expensed a total of $112,500 and recorded a prepaid expense of $87,500 as of September 30, 2012. Expense for the three and nine months ended September 30, 2012 amounted to $25,000 and $75,000.

In August 2011, the Company issued 2,000,000 shares of common stock valued at $100,000 ($0.05 per share) based on contemporaneous stock sales to a consultant for a variety of services to the Company, including industry analysis, identifying and introducing potential strategic partners to the Company, evaluations of competitors and development of strategies to increase the Company’s competitiveness and advice on effective management of relationships with investment banking firms. The term of the agreement is for two years and expires on August 15, 2013. For the period February 7, 2011(Inception) to September 30, 2012 the Company has expensed a total of $56,250 and recorded a prepaid expense of $43,750 as of September 30, 2012. Expense for the three and nine months ended September 30, 2012 amounted to $12,500 and $37,500.

On February 15, 2012, the Company engaged an investment banking firm to serve as our exclusive financial advisor. Under the terms of the one year agreement, the investment banker will provide the Company with financial advisory and investment banking services for an annual fee of $60,000. The Company has agreed to reimburse the investment banking firm for its expenses incurred in connection with the engagement and to pay it certain additional transactional fees. The Company has also granted the investment bank firm the right to serve as our investment banker for any private or public offering of our securities and in certain other transactions, upon such terms as the parties may mutually agree. As of September 30, 2012 accrued investment banking fees amounted to $37,500.

In June 2012, the Company issued 300,000 shares of common stock valued at $75,000 ($0.25 per share) based on contemporaneous stock sales to a consultant for investor relations. All shared were considered earned upon receipt. Expense for the three and nine months ended September 30, 2012 amounted to $0 and $75,000.

On July 23, 2012, the Company issued 900,000 shares of common stock valued at $90,000 ($0.10 per share) based on contemporaneous stock sales to a consultant for a variety of services to the Company, including existing practices evaluation, strategies development in connection with corporate and brand identity, advertising and new business support. All shared were considered earned upon receipt. Expense for the three and nine months ended September 30, 2012 amounted to $90,000 and $90,000.

On August 1, 2012, the Company issued 450,000 shares of common stock valued at $45,000 ($0.10 per share) based on contemporaneous stock sales to a consultant for a variety of services to the Company, including existing practices evaluation, strategies development in connection with corporate and brand identity, advertising and new business support. All shared were considered earned upon receipt. Expense for the three and nine months ended September 30, 2012 amounted to $45,000 and $45,000.

On August 6, 2012, the Company issued 600,000 shares of common stock valued at $60,000 ($0.10 per share) based on contemporaneous stock sales to a consultant for a variety of services to the Company, including investor and public relations assessment, marketing surveys, investor support, and strategic business planning. All shared were considered earned upon receipt. Expense for the three and nine months ended September 30, 2012 amounted to $60,000 and $60,000.

(14)

(D) Stock Options

On November 1, 2011, the Company granted a total of 4,100,000 stock options to employees and officers including 2,500,000 options to Officers. The option vest quarterly over a period of three years and have an exercise price of $0.275 per share. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 87%, risk free interest rate of .87%, and expected life of 4 years. For the three and nine months ended September 30, 2012 the Company expensed $16,468 and $61,792 as the fair value.

During the three and six months ended June 30, 2012 , the Company granted a total of 4,300,000 stock options to employees and officers including 4,000,000 options to officers. The option vest quarterly over a period of three years and have an exercise price of $0.75 per share. The options were valued at $539,177 using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual comparative companies volatility due to the stock being thinly traded of 87%, risk free interest rate of .87%, and expected life of 4 years using the simplified method. For the three and nine months ended September 30, 2012 the Company expensed $(14,239) and $92,391.

On April 30, 2012, the Company hired a Director of Engineering. Under the terms of the employment offer letter agreement, the Director of Engineering receives an annual salary of $115,000 and will be eligible to participate in our existing benefit programs. As additional compensation, we granted options to purchase 800,000 shares of our common stock with an exercise price of $0.45 per share that vest quarterly in arrears over three years. Employment is terminable by either party at any time, with or without cause. The option vest quarterly over a period of three years and have an exercise price of $0.45 per share. The options were valued at $118,640 using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual comparative companies volatility due to the stock being thinly traded of 101%, risk free interest rate of .39%, and expected life of four years using the simplified method. For the three and nine months ended September 30, 2012 the Company expensed $0 and $9,887.

		Weighted Avg. Exercise
Options:	Shares	Price
Balance, December 31, 2011	4,100,000	$0.275
Granted	5,100,000	0.70
Exercised	—	—
Expired	(4,950,000)	0.275
Balance at September 30, 2012	4,250,000	$0.39

Options exercisable at September 30, 2012	2,232,851	$0.36

The following table summarizes information about options for the Company as of September 30, 2012:

	2012 Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2012	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable at September 30, 2012	Weighted Average Exercise Price
$.275	3,250,000	4.09	$.275	1,820,613	$0.275
$.75	1,000,000	4.36	$.75	412,238	$0.75

(E) Others

On September 20, 2012, the Company issued a total of 1,800,000 shares to two investors as part of an agreement to adjust their purchase price for securities purchased under a previous private placement to resolve pricing issues raised by both investors in. The shares were valued at $180,000 ($0.10 per share) based on contemporaneous stock sales. Accordingly, expense for the three and nine months ended September 30, 2012 amounted to $180,000 and $180,000.

(15)

10. Warrants

The following tables summarize all warrant grants for the nine months ended September 30, 2012, and the related changes during this period.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2011	20,879,412	$0.92
Granted	4,448,000	0.28
Exercised	—	—
Expired	(668,622)	0.38
Balance at September 30, 2012	24,658,790	0.26
Warrants Exercisable at September 30 , 2012	24,658,790	$0.26

In connection with a private placement in 2007, the Company issued 13,976,180 warrants with an exercise price of $1.05 that expires on August 6, 2012. The exercise price and number of warrant shares issuable upon exercise of the warrants are subject to adjustment from time to time for stock dividends and splits and fundamental transactions, which include a merger or consolidation or any sale of all or substantially all of the Company’s assets, any tender offer or exchange offer is completed pursuant to which holders of the Company’s common stock are permitted to tender or exchange their shares for other securities, cash or property, or any reclassification of the Company’s common stock or any compulsory share exchange pursuant to which the Company’s common stock is effectively converted into or exchanged for other securities, cash or property. The warrants also contain a cashless exercise provision. In the case of a fundamental transaction, the warrant holders will be entitled to rights equivalent to the common shareholders as if the warrant shares were issued immediately prior to the fundamental transaction. The investor warrants also provide that if the Company offers or sells stock in a subsequent equity sale at a price below the warrant exercise price then in effect, then the number of warrant shares issuable will be increased such that the aggregate exercise price of the warrants, after taking into account an equivalent price decrease, shall be equal to the aggregate exercise price prior to such adjustment (“reset provision”). Under ASC 815-40-15, the Company is required to account for warrants with reset provisions when the following three items are present (1) one or more underlying amounts or payments are required (2) no initial net investment or an initial net investment that is smaller than would be required for other types of contracts (3) its terms require or permit net settlement, it can be readily settled net by means outside the contract or it provides for delivery of an asset that puts the recipient in a position not substantially different from the net settlement. ASC 815-40-15 further defines the requirement that the assets are readily convertible to cash. Due to the lack of a public market for the Company’s securities, the Company determined that the warrants were not readily convertible to cash and therefore no derivative liability has been recorded. As of September 30, 2012, the total warrants outstanding in connection with this 2007 private placement are 790 warrants with a weighted average exercise price of $0.39 per share.

11. Legal Proceedings

The Company is a defendant in an action styled Wei Ken Seto v SimplePons, Inc., Case No. 112CV234202, in the Superior Court of the State of California in and for the County of Santa Clara. Mr. Seto, the Company’s former Chief Operating Officer, filed the complaint against us in October 2012 for non-payment of wages, vacation time and waiting time penalties under the California Labor Code Section 203. He is seeking $71,918 in base salary, $5,308 in wages for accrued vacation time and $17,309 in waiting time penalties, for an aggregate of $94,535, together with reasonable attorney’s fees. In response to this complaint, we have filed a Notice of Motion and Motion to Stay or Dismiss Action for Being File in Improper Forum, together with a supporting Memorandum of Points and Authorities and the Declaration of Richard A. Miller, an executive officer and director of SimplePons. In these pleadings, we are seeking a dismissal of the lawsuit citing that Mr. Seto’s employment agreement with us, which is the basis of his claims, provides that it the 15th Judicial Circuit of Florida is the venue and exclusive forum in which to adjudicate any case or controversy that arises in connection with the employment agreement. We intend to vigorously defend this action.

12. Subsequent Events

On October 26, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) pursuant to which we sold Asher a $63,000 principal amount convertible promissory note (the “Note”) in a private transaction. Asher is an accredited investor and the transaction was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act. The Company received gross proceeds of $63,000. The Company did not pay any commissions or finder’s fees in this transaction, but paid legal fees of Asher’s counsel in the amount of $3,000. The Company is using the net proceeds for working capital.

On October 31, 2012, the Company issued 500,000 shares of common stock with a fair value of $50,000 to a consultant for a variety of services to the Company, including accounting services related to the preparation and filing of the Company’s quarterly and annual reports, EDGAR services, and the preparation of corporate tax returns. All shared were considered earned upon receipt.

(17)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for three and nine months ended September 30, 2012 and for the period from February 7, 2011 (inception) to September 30, 2011 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended December 31, 2011 and our subsequent filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We believe in forming strong, long-term relationships with our merchant partner by providing a superior return on promotional investment to merchants than daily deal competitors as we neither share in the revenue nor charge a fee for participation. Given our emphasis on technology and building content ~~,~~ we will be able to assist our merchants in understanding their business and customers, resulting in strong year-over-year merchant retention and better promotions.

(18)

Going Concern

We incurred net losses of $3,075,323 from inception through September 30, 2012 and a net loss of $2,243,733 for the nine months ended September 30, 2012. The report of our independent registered public accounting firm on our financial statements for the period of inception (February 7, 2011) through December 31, 2011 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net loss and cash used in operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. Management has enacted a plan to address this issue by increasing revenues and attempting to raise capital through either debt or equity offerings.

Results of Operations

Net Revenues

Our net revenues during the three and nine months ended September 30, 2012 represent revenues from the sale of our discount coupon books. Our cost of goods sold represents the costs of printing the coupon books. During the three months ended September 30, 2012 we had net revenues of $20,832 and cost of goods sold in amount of $28,949, compared to no net revenues for the comparable period in 2011. During the nine months ended September 30, 2012 we had net revenues of $39,461 and cost of goods sold in amount of $44,209.. The primary reason that cost of goods sold exceeding revenues was due to impairment for obsolete inventory in the second quarter of $12,492. We anticipate our revenue will increase during the fourth quarters of 2012 as we have launched our 2013 coupon books during August 2012 and based upon non-binding indications of purchase we have received from a number of organizations and companies who typically engage in fundraising activities in those periods.

Operating Expenses

Our total operating expenses for the three months and nine months ended September 30, 2012 increased substantially from the comparable periods in 2011. The following factors were primarily attributable to this increase:

•          Salary expense increased 51% and 349% during the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. We expect that our salary expense may increase in future periods depending on the degree to which we expand our business. We currently have seven employees and would like to hire twelve additional sales personnel to service the twelve territories we have built into our coupon book but are currently not serviced. Any additions to our sales staff would be dependent on raising capital in future periods. As an additional tool to increase sales, we have begun to establish relationships with channel partners to market our products to their existing clients engaged in fundraising sales of similar and complimentary products within various organizations. We expect that we will pay a flat fee per book or app to the channel partner which will provide us with the opportunity to increase our sales while controlling our salary expense in future periods.

•          Consulting expense increased to $713,294 and $487,500, respectively, during the three and nine months ended September 30, 2012 from the comparable periods in 2011. Consulting expense is primarily attributable to non-cash expenses from the issuances of our common stock to various consultants for SEC compliance, investor relations and business development services. These costs were typically recognized at grant dates since most shared were considered earned upon receipt. In addition, we had expenses of $180,000 incurred due to purchase price adjustment to resolve pricing issues raised by 2 investors, who purchased our common stock under a previous private placement memorandum. The shares were valued at $0.10 per share based on contemporaneous stock sales in the third quarter of 2012.

•          Selling, general and administrative expense principally includes rent, travel, commissions, professional fees, promotional, entertainment and advertising expenses, market research, fundraising expenses and other overhead expenses excluding salary expense. The principal increases in SG&A expenses in the three and nine months ended September 30, 2012 from the comparable periods in 2011 included increases in option expense, travel and entertainment expenses, rent, and costs associated with books distributed as promotional materials.

We expect that our SG&A will continue to increase in future periods as our business expands although at this time we are not able to quantify the expected increase.

Other Expenses

We accrued $14,800 in liquidated damages for the nine month period which was as a result of our failure to timely file a registration statement related to a private placement of our securities which closed during the second quarter of 2012. We filed the required registration statement on October 1, 2012; therefore, there was no additional liquidated damages recorded during the three months ended September 30, 2012.

(19)

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. We do not have sufficient cash to satisfy our obligations as they become due. At September 30, 2012 we had a working capital deficit of $175,633 as compared to working capital of $364,043 at December 31, 2011. Our decrease in working capital of approximately is primarily attributable to decreases in cash, inventory and prepaid expenses and other current assets, partially offset by increases in accounts payable and accrued expenses, accrued officers’ salary, liquidated damages and convertible notes payable – related party.

The increase in our accounts payable and accrued expenses and accrued officer’s salaries at September 30, 2012 is directly attributable to our lack of liquidity. We are delaying the payment of certain obligations to third parties and our executive officers which have accrued the bulk of the compensation due them under the terms of their employment agreements. The lack of sufficient liquidity has adversely impacted our ability to implement our business plan. However, we have raised additional capital during the three months ended September 30, 2012, which has alleviated to a degree our lack of liquidity. During the three months ended September 30, 2012 certain of our executive officers received $111,500 of their accrued salary.

Net cash used in operating activities was $944,811 for the nine months ended September 30, 2012 as compared to net cash used in operating activities of $257,840 for the period of February 7, 2011 (inception) to September 30, 2011. In the nine months ended September 30, 2012 cash was used to fund our operating loss of $2,243,733 which was partially offset by an increase in depreciation expense and amortization expense of $38,655, impairment of inventory in the amount of $12,492, stock compensation for common stock issued to consultants of $637,500, stock option expense for options issued to employees and officers of $164,070, a decrease in prepaid expense of $71,877 (primarily from the amortization of prepaid insurance), an increase in liquidated damages of $14,800 for our failure to file a registration statement in a timely manner, an increase in accounts payable of $107,803 mainly attributable to unpaid legal, professional and consulting bills, and an increase of $119,483 for accrued salary owed to executive officers.

For the period of February 7, 2011 (inception) to September 30, 2011 cash was used to fund our loss from operations of $399,839 which was partially offset by an increase in stock compensation for common stock issued to consultants of $163,750, an increase in accounts payable of $60,802 primarily attributable to unpaid legal, professional and consulting fees, and an increase of $67,282 in accrued salaries owed to executive officers.

Net cash used in investing activities was approximately $47,885 for the nine months ended September 30, 2012 as compared to approximately $83,306 for the period of February 7, 2011 (inception) to September 30, 2011 primarily reflects our website development investments and purchase of trademarks and additional equipment.

Net cash provided by financing activities for the nine months ended September 30, 2012 was approximately $933,874, reflecting proceeds of $40,000 from a related party note, and proceeds from the sale of our securities, net of offering costs.. Net cash provided by financing activities for the period of February 7, 2011 (inception) to September 30, 2011 was approximately $935,217 due primarily to proceeds from the sale of securities, net of offering costs.

We do not have any commitments for capital expenditures during the next 12 months nor do we have any external sources of capital. Our working capital is not sufficient to fund our operations over the next 12 months and permit us to satisfy our obligations as they become due. During the first quarter of 2012 we expanded our workforce to help with our expansion into new geo territories. As a result of our lack of liquidity and streamlining of our business strategy, during the second quarter of 2012 we reallocated certain of our resources, and eliminated 14 positions. While we raised $893,874 in net proceeds from the sale of our securities during 2012, our expenses are increasing even with these efforts to control our expenses. Even if we are successful in increasing our revenues from these expected sales, we will still need to raise additional working capital. We do not have any firm commitments to provide the additional capital which is needed and there are no assurances that we will be able to secure capital on terms acceptable to us, if at all. Our ability to significantly increase our revenues and successfully raise additional working capital is key to our ability to continue as a going concern. If we are not successful in both of these efforts, we may be forced to significantly curtail some or all of our operations.

(20)

Critical Accounting Policies

Website Development

We have adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. On September 30, 2012, the Company evaluated the impairment by estimating future undiscounted cash flows expected to result from the use of the website and its eventual disposition. Since the sum of the expected undiscounted future cash flow is significantly less than the carrying amount of the website, the carrying amount of the website in amount of $111,593 was recognized as impairment loss during the three months ended September 30, 2012.

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

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2012-07, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

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

(21)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4.	Controls and Procedures.

Evolution of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer who serves as our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2012. Based on this evaluation, the principal executive and financial officer has concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934 were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The principal executive and financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure. Additionally, based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of September 30, 2012.

Therefore, our internal controls over financial reporting were not effective as of September 30, 2012 based on the material weaknesses described below:

•	we lacked proper procedures in place to track and record expenses;
•	Subsequent to the resignation of our former Chief Financial Officer, we lacked competent financial management personnel with appropriate accounting knowledge and training;
•	lack of segregation of duties at the Company due to the principal executive officer dealing with general administrative and financial matters.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2012. While we hired an experienced accountant in October 2012 in an effort to mitigate to an extent these material weaknesses, they are part time, and we are not yet able to devote sufficient resources necessary to fully develop the necessary procedures. Until such time as these procedures have been fully developed and implemented, and we are able to devote a portion of our limited resources to expanding our personnel and providing greater resources to an accounting staff, we expect that the material weaknesses in our disclosure controls and procedures may continue for the immediate future.

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(22)

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are a defendant in an action styled Wei Ken Seto v SimplePons, Inc., Case No. 112CV234202, in the Superior Court of the State of California in and for the County of Santa Clara. Mr. Seto, our former Chief Operating Officer, filed the complaint against us in October 2012 for non-payment of wages, vacation time and waiting time penalties under the California Labor Code Section 203. He is seeking $71,918 in base salary, $5,308 in wages for accrued vacation time and $17,309 in waiting time penalties, for an aggregate of $94,535, together with reasonable attorney’s fees. In response to this complaint, we have filed [ a Notice of Motion and Motion to Stay or Dismiss Action for Being File in Improper Forum, together with a supporting Memorandum of Points and Authorities and the Declaration of Richard A. Miller, an executive officer and director of SimplePons. In these pleadings, we are seeking a dismissal of the lawsuit citing that Mr. Seto’s employment agreement with us, which is the basis of his claims, provides that it the 15th Judicial Circuit of Florida is the venue and exclusive forum in which to adjudicate any case or controversy that arises in connection with the employment agreement. We intend to vigorously defend this action.

Item 1A.	Risk Factors.

Not applicable for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On October 26, 2012 we issued Greentree Financial Group, Inc. 500,000 shares of our common stock valued at $50,000 as compensation for its services to us under the terms of an agreement described in Part II. Item 5. of this report. The recipient was an accredited or otherwise sophisticated investor who had access to business and financial information on our company. The issuance was exempt from registration under the Securities Act of 1933 (the “Securities Act”) in reliance on an exemption provided by Section 4(2) of that act.

On October 26, 2012 we entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) pursuant to which we sold Asher a $63,000 principal amount convertible promissory note (the “Note”) in a private transaction. Asher is an accredited investor and the transaction was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act. We received gross proceeds of $63,000. We did not pay any commissions or finder’s fees in this transaction, but we paid legal fees of Asher’s counsel in the amount of $3,000. We are using the net proceeds for working capital

Under the terms of the Securities Purchase Agreement, we granted Asher a right of first refusal with respect to any subsequent equity financings, including debt with an equity component, that we might undertake during the one year period following the closing of the Securities Purchase Agreement in like transactions that do not exceed $75,000 in the aggregate.

The Note bears interest at 8% per annum and the principal and accrued interest is due on July 24 ,2013. We have the right to prepay the Note following three trading days notice to Asher upon a payment of a premium of the principal amount due, ranging from 120% to 150% depending upon when the prepayment is made, plus accrued and unpaid interest, and, in certain circumstances as described in the Note, the payment of default interest. All of any portion of the outstanding principal amount and accrued but unpaid interest due under the Note is convertible at the option of the holder into shares of our common stock, up to an amount that would result in Asher or its affiliates holding no more than 4.99% of the outstanding shares of common stock (subject to waiver by Asher upon 61 days notice to us) at any time beginning 180 days following the date of the Note. The conversion price per share is a variable conversion price which is 58% of the average of the lowest three trading prices of our common stock during the 10 trading days prior to the conversion date, representing a discount of 42%, subject to certain exceptions described in the Note. The Note contains a ratchet provision under which the conversion price is subject to adjustment in the event of any dilutive issuances at less than the conversion price in effect on the date of such issuance.

(23)

We agreed not to take certain actions which the Note is outstanding, including:

•	paying any dividends or making a distribution of our capital stock;
•	redeeming, repurchasing or otherwise acquiring any of our securities;
•	borrowing any funds;
•	selling or disposing of our assets; or
•	lending any monies or giving any advances not in the ordinary course of business and not in excess of $100,000.

At Asher’s option, the sale or other disposition by us of all or substantially all of our assets, or one or a series of transactions which results in the disposal of more than 50% of our voting power or a merger or business combination in which we are not the survivor constitutes an event of default under the Notes. Additional events of default under the Note include:

•	failure to pay principal or interest when due;
•	failure to issue common stock upon conversion or a conversion default;
•	breach of a material covenant and such breach continues for 20 days;
•	breach of representations or warranties;
•	assignment for the benefit of creditors;
•	entry of a money judgment or similar process against us for more than $50,000 which is not vacated within 20 days;
•	bankruptcy;
•	failure to maintain a quotation of our common stock on the OTCBB;
•	failure to comply with the reporting requirements of the Securities Exchange Act of 1934 or ceasing to be subject to such requirements;
•	dissolution, liquidation or winding up of our company or our business;
•	cessation of operations;
•	failure to maintain material intellectual property rights or other assets necessary to conduct business;
•	a material restatement of our financial statements;
•	any reverse split without 20 days’ prior notice to Asher;
•	the replacement of our transfer agent prior to providing certain instructions to the replacement transfer agent with respect to the conversion of the Note; or
•	cross defaults under other agreements or obligations between our company and Asher.

In the event we should default in the payment of the Note, the interest rate is increased to 22% per annum. Furthermore, upon the occurrence and during the continuation of any event of default with respect to failure to pay principal or interest when due at the maturity date, the Note becomes immediately due and payable and we are obligated to pay Asher an amount equal to the default sum, which is defined as (a) the then outstanding principal amount of the Note to the date of payment, plus (b) the accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (c) default interest, if any, on the amounts referred to in clauses (a) and (b) plus (d) any amounts owed to Asher pursuant to the conversion penalty.

Mr. Brian S. John, an executive officer and director of SimplePons, issued Asher a limited guarantee of the Note. The foregoing descriptions of the Securities Purchase Agreement and Note are qualified in their entirety by reference to the agreements which are filed as Exhibits 4.11 and 10.15 to this report.

(24)

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5.	Other Information.

In September 2012 as consideration for the waiver of registration rights held by a principal stockholder, we exchanged an outstanding warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.25 per share issued in November 2011 for an identical warrant which also contains a cashless exercise provision. We recognized an expense of $0 in the third quarter of 2012 in connection with this exchange. The recipient was an accredited investor and the exchange was exempt from registration under the Securities Act in reliance on an exemption provided under Section 3(a)(9) of the Securities Act.

On October 22, 2012 we engaged Greentree Financial Group, Inc., a consulting firm, to provide certain services to including accounting services related to the preparation and filing of our quarterly and annual reports, EDGAR services, and the preparation of our corporate tax returns. Under the terms of the original agreement, we agreed to pay the consultant $18,000, in cash or shares of our common stock, which was earned on the date of the agreement, together with certain additional fees and reimbursement for out-of-pocket expenses, including reasonable fees of its counsel. On October 26, 2012 we entered into a new agreement with Greentree Financial Group, Inc. which superseded in its entirety the original agreement. Under the terms of the October 26, 2012 agreement, we agreed to pay the consultant 500,000 shares of our common stock as compensation for the services to be rendered to us, which was earned on the date of the agreement, together with certain additional fees and reimbursement for out-of-pocket expenses, including reasonable fees of its counsel. The term of this agreement ends on the date of submission of our quarterly report for the second quarter of 2013 and may be renewed upon mutual written agreement of the parties. Under the terms of the agreement we also agreed to indemnify Greentree Financial Group, Inc.

The foregoing description of the October 26, 2012 agreement with Greentree Financial Group, Inc. is qualified in its entirety by reference to the agreement which is filed as Exhibit 10.16 to this report.

(25)

Item 6.	Exhibits.

No.	Description
2.1	Agreement and Plan of Merger by and among Paligent Inc., IFL Corp., and International Fight League, Inc., dated as of August 25, 2006 (Incorporated by reference to the registrant’s amended Schedule 14A filed on October 31, 2006).
2.2	Agreement and Plan of Reorganization dated October 20, 2011 by and between IFLI Acquisition Corp., IFLI Acquisition Subsidiary Corp. and SimplePons, Inc. (Incorporated by reference to the Current Report on Form 8-K filed by the registrant on October 20, 2011).
3.1	Amended and Restated Certificate of Incorporation of Paligent Inc. (f/k/a HeavenlyDoor.com, Inc.), filed with the Secretary of State of Delaware on June 26, 2000 (Incorporated by reference to the registrant’s registration statement on Form S-8 (Commission File No. 333-45168) filed on September 5, 2000).
3.2	Certificate of Ownership and Merger of Paligent Inc. into HeavenlyDoor.com, Inc., filed with the Secretary of State of Delaware on December 28, 2000, to be effective as of December 31, 2000. (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on April 2, 2001).
3.3	Certificate of Amendment to Certificate of Incorporation of Paligent Inc. filed with the Secretary of State of the State of Delaware on November 28, 2006, to be effective as of November 29, 2006 to give effect to the reverse stock split (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 5, 2006).
3.4	Certificate of Amendment to Certificate of Incorporation of Paligent Inc. filed with the Secretary of State of the State of Delaware on November 28, 2006, to be effective as of November 29, 2006 to change the Registrant’s name to International Fight League, Inc. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 5, 2006).
3.5	Certificate of Amendment to the registrant’s Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on June 28, 2007 (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 14, 2007).
3.6	Amended and Restated By-laws of registrant (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 22, 2007).
3.7	Certificate of Amendment to the registrant’s Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware and effective on July 8, 2010 (Incorporated by reference to the registrant’s Current Report on Form 8-K filed July 12, 2010).
3.8	Certificate of Merger (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
3.9	Amendment No. 1 dated November 1, 2011 to the Amended and Restated Bylaws (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 15, 2011).
4.1	Form of Warrant dated August 6, 2007 (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 9, 2007).
4.2	Warrant dated March 1, 2007 issued to placement agent (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 15, 2007).
4.3	Warrant dated August 6, 2007 issued to placement agent (Incorporated by reference to the registrant’s registration statement on Form S-1 (Commission File No. 333-146629) filed October 11, 2007).
4.4	Warrant dated June 1, 2007 issued to consultant (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 14, 2007).
4.5	Form of Coach’s Warrant (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 14, 2007).
4.6	Form of Exchange Warrant (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
4.7	Form of Series B common stock purchase warrant (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011)
4.8	Form of Series C common stock purchase warrant (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011)
4.9	Form of placement agent warrant (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012)
4.10	Form of Series D common stock purchase warrant (Incorporated by reference to the registrant’s Quarterly Report on Form 10Q for the period ended June 30, 2012)
4.11	Convertible Promissory Note dated October 26, 2012 in the principal amount of $63,000 due to Asher Enterprises, Inc. *
10.1	Asset Purchase Agreement, dated September 19, 2008, between IFL Corp. and HD Net LLC (Incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 24, 2008).
10.2	Registration Rights Agreement, dated December 22, 2006 between International Fight League, Inc. and the stockholders party thereto (Incorporated by reference to the registrant’s registration statement on Form S-1 (Commission File No. 333-140636) filed on February 12, 2007).
10.3	Stock Repurchase Agreement dated November 1, 2011 by and between IFLI Acquisition Corp., Insurance Marketing Solutions, LLC and SimplePons, Inc.(Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
10.4	Employment Agreement dated February 15, 2011 by and among SimplePons, Inc. and Brian S. John (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 17, 2011).
10.5	Employment Agreement dated February 15, 2011 by and among SimplePons, Inc. and Richard A. Miller (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 17, 2011).
10.6	Employment Agreement dated February 15, 2011 by and among SimplePons, Inc. and Martin Scott (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 17, 2011).
10.7	Employment Agreement dated February 15, 2011 by and among SimplePons, Inc. and Wei-Ken Seto (Incorporated by reference to the registrant’s Current Report on Form 8-K filed January 26, 2012.
10.8	Office Lease Agreement dated November 11, 2011 by and among ATC Realty One, LLC and SimplePons, Inc.(Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 17, 2011).
10.9	2011 Equity Compensation Plan (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).
10.10	Form of Registration Rights Agreement (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011)
10.11	Advisory Agreement dated July 23, 2012 by and between SimplePons, Inc. and Adolfo Carmona (Incorporated by reference to the Current Report on Form 8-K as filed on August 3, 2012)
10.12	Investor Relations Agreement dated June 26, 2012 by and between SimplePons, Inc. and American Capital Ventures, Inc. (Incorporated by reference to the registrant’s Quarterly Report on Form 10Q for the period ended June 30, 2012)
10.13	Investor Relations and Consulting Agreement dated August 6, 2012 by and between SimplePons, Inc. and Acorn Management Partners, L.L.C. (Incorporated by reference to the registrant’s Quarterly Report on Form 10Q for the period ended June 30, 2012)
10.14	Advisory Agreement dated August 1, 2012 by and between SimplePons, Inc. and Dr. David Greenfield(Incorporated by reference to the registrant’s Quarterly Report on Form 10Q for the period ended June 30, 2012)
10.15	Securities Purchase Agreement dated October 26, 2012 by and between SimplePons, Inc. and Asher Enterprises, Inc.*
10.16	Agreement dated October 26, 2012 by and between Greentree Financial Group, Inc. and SimplePons, Inc. *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer*
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

* filed herewith

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

(26)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLEPONS, INC.

November 27, 2012	By:	/s/ Brian S. John
Brian S. John, Chief Executive Officer, principal financial and accounting officer

(27)