Form 10-K
period 2012-12-31
SimplePons, Inc.
filed 2013-04-16
CIK 885475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2012

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

SIMPLEPONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-21134	04-2893483
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1090 Fountain Street North Cambridge, Ontario N3H 4R7
(Address of principal executive offices, including zip code)

(519) 650-9506
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year were approximately $120,137

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 29, 2012, based on a closing price of $0.035 was approximately $3,447,647. As of April 15, 2013, the registrant had 98,504,204 shares of its common stock, par value $0.0001 per share, outstanding.

Documents Incorporated By Reference: None.

(1)

SIMPLEPONS, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2012

(2)

FORWARD LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

(3)

PART I

Item 1. Business.

Company History

SimplePons, Inc. (“SimplePons”, “we”, “our”, or the “Company”) was incorporated in the State of Delaware in 1985 under the name Procept, Inc.

In January 2000, we acquired Heaven’s Door Corporation, a provider of goods and services over the Inrternet, and changed our name to HeavenlyDoor.com, Inc. At the same time, Procept, Inc. became the new name of our subsidiary, Pacific Pharmaceuticals, Inc., a company engaged in the development of cancer therapies, which we acquired in March 1999. During the fourth fiscal quarter of 2000, we entered into an agreement to sell all of our Web-based assets and Internet operations and ceased our Internet activities. In connection with this agreement, we changed our name, on December 31, 2000, from HeavenlyDoor.com, Inc. to Paligent Inc.

From 2001 until the transaction with IFLC, we were a shell company as that term is defined in the Securities Act of 1933.

On November 29, 2006, we acquired IFLC, then known as International Fight League, Inc., a privately held Delaware corporation, pursuant to an agreement and plan of merger, dated as of August 25, 2006, by and among us, our wholly owned subsidiary, and IFLC. Immediately following the merger, we changed our name to International Fight League, Inc. and continued to operate the business of organizing and promoting a mixed martial arts sports league under the name “International Fight League.” We discontinued our operations during the quarter ended September 30, 2008, and on September 15, 2008, our wholly-owned subsidiary, IFLC, through which we conducted our operations and which held substantially all of our assets, voluntarily filed a petition for reorganization relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”). IFLC’s bankruptcy case was docketed as In re IFL Corp., Case No. 08-13589 (MG).

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

On January 11, 2010, Insurance Marketing Solutions LLC purchased 730,941 shares of our Series A Convertible Preferred Stock (the “Series A Preferred Stock”) pursuant to the terms of that certain Series A Preferred Stock Purchase Agreement. The Series A Preferred Stock was convertible into an aggregate of 1,827,353, shares of our common stock. This transaction resulted in a change of control of our company. All shares of our Series A Preferred Stock have subsequently been converted into common stock.

In November 2011 we acquired SimplePons Operations, Inc., a Delaware corporation (“SimplePons Operations”), in a reverse merger. At closing, in exchange for all of the issued and outstanding capital stock of SimplePons Operations we issued the holders of those shares 74,890,000 shares of the our common stock, which, after giving effect to the stock repurchase described below, represented approximately 97.4% of our outstanding common stock. At closing, we also issued the SimplePons Operations’ stockholders who were also warrant holders common stock purchase warrants to purchase 20,010,000 shares of our common stock at an exercise price of $0.25 per share in exchange for identical three year warrants to purchase SimplePons Operations’ common stock which were held by the warrant holders immediately prior to closing. Upon the closing of the reverse merger, our sole officer and director resigned and simultaneously with the reverse merger a new board of directors and new officers were appointed. In connection with the reverse merger, we exited shell status and our business and operations are now those of SimplePons Operations. At closing of the reverse merger, SimplePons Operations entered into a stock repurchase agreement with our then principal stockholder and an affiliate of our then sole officer and director, pursuant to which SimplePons Operations purchased 2,024,706 shares of our common stock for $335,000. Following such purchase, these shares were cancelled and returned to the status of authorized but unissued shares of our common stock.

In December 2011, we changed our name to SimplePons, Inc.

On February 8, 2013, the Company finalized that certain share exchange (the “Share Exchange”) effected by the execution and delivery of: (i) that certain Voting and Exchange Trust Agreement (the “Voting and Exchange Trust Agreement”), by and among the Company, Eco-Shift Call Corp., a wholly-owned subsidiary of the Company and a Canada corporation (“CallCo”), Eco-Shift Acquisition Corp., a wholly-owned subsidiary of the Company and a Canada corporation (“AcqusitionCo”), and Patriquin Law Professional Corporation, a Canada corporation, as trusteee (the “Trustee”); (ii) that certain Support Agreement (the “Support Agreement”), by and among the Company, CallCo and Acquisition Co; and (iii) those certain Rollover Agreements (each a “Rollover Agreement” and, collectively, the “Rollover Agreements”), by and between AcquisitionCo and stakeholders (collectively, the “Stakeholders”) of Eco-Shift Power Corp., a Canada corporation (“Eco-Shift”), including Gilbert Wood (CEO) and James Hughes (CFO). As a result of the Share Exchange, Eco-Shift became a wholly-owned subsidiary of the Company.

Business Overview

The Company focuses on the operations of its wholly-owned subsidiary, Eco-Shift, which is an energy management consulting firm that sells and distributes specialty, energy efficient lighting products together with other electrical products to commercial and industrial markets in North America and the Caribbean. Eco-Shift is focused on addressing the need for commercial, industrial, institutional and recreational (CIIR) clients to manage their energy costs during this new era of rising energy costs and beyond. The company’s mission is to help their customers achieve energy and environmental footprint reduction targets through the application of cost effective technologies. Eco-Shift offers a variety of services to identify and quantify energy savings opportunities, including, but not limited to, the following:

  Lighting system audits and retrofit recommendations;

  Lighting design services complete with photometry;

  Local power authority rebate applications and preapprovals;

  HVAC system peak load analysis;

  Power distribution load analysis and retrofit recommendations;

  IS050001 program development and implementation;

  Environmental impact analysis of GHG emissions; and

  Underwriting of complete project costs with financing packages.

(4)

Business and Growth Strategy

NASDAQ has created the “Clean Edge Smart Grid Infrastructure” index and global technology players such as IBM, Cisco, GE, and Honeywell are developing systems that are changing how we produce, distribute and consume electricity. Power consumed by lighting accounts for a significant portion of the system load and represents a major opportunity for energy savings for businesses across the continent. The large multinationals are focusing on the large, integrated “building management systems” that control all aspects of power consumption for all building systems and in some cases even automatically control window blinds to balance the need for light against air conditioning. These systems are designed primarily for use in high rise office and commercial towers in urban centers and are priced accordingly.

The Company focuses on the significant portion of the market without cost effective solutions for managing energy consumption, especially for lighting. Single story building with high ceilings, known as “hi-bay” typically found in industrial parks, warehouses and big box retail facilities to name a few, which historically have had limited options for conserving power through their lighting systems.

The Company has access to high quality electronic ballasts manufacturers around the world whose products are reliable and highly energy efficient and who are developing light management systems that will add the wireless control system that will result in even greater energy savings. In addition, the Company has an agreement with a major European manufacturer of high efficiency electronic ballasts and wireless lighting control systems that offer users the opportunity to reduce energy consumption associated with lighting by up to 60%. These savings, when combined with a unique value proposition the Company has developed through its business model, provide customers with the opportunity to upgrade their lighting system, achieve a higher quality lighting environment and finance the project through the energy savings generated with payback periods typically under two years. Further, unlike “value priced” lighting wholesalers, the Company has integrated some of the highest quality components into its systems with demonstrated extended lifetimes ensuring customers will have minimal maintenance costs over the life of the system.

Eco-Shift has been establishing a base of operations in the South and Central Ontario, Canada region, refining its unique sales process which, amongst other things, targets the “C” level stratum of medium to large industrial and commercial enterprises with its unique consultative approach to the light retrofit sales opportunities whereby all four lighting technologies (Fluorescent, Induction, LED and HID) are presented, carefully avoiding any apparent bias as to which technology we favour.  Our unique light assessment process, followed by a thorough “Life Cycle Analysis” and a very detailed presentation booklet which explains the technology we’ve recommended and incorporates the photometry and light design elements that support our planned light output level predictions.  This provides the recipient with a perfect package to present to their Board of Directors who require such input to enable them to make an “informed” decision.  Furthermore, we make it clear that we are a “Full Service” provider in that we don’t just recommend light retrofit programs, we can and do handle the logistics of purchasing and installing the appropriate products for those light retrofit projects.  We plan to recruit additional technical sales professionals who will expand that territory to include the balance of the Canadian marketplace.

In addition, we will be expanding that territory to include the USA by way of a 2 phase process.  The initial research phase will focus on gaining an in-depth understanding of the key political, economic and competitive business drivers for the US market on a state by state basis.  The objective of Phase I is to develop a clear understanding of regional markets then generate a list of segmentation variables to be used in the development of a go to market strategy.  Phase 2 will consist of a more detailed examination of the options developed in Phase I followed by the development of detailed execution and rollout plans for each of the key regions.

Products and Services

The following is a representation of some of the products and services the Company currently offers.

Commercial & Industrial High Bay Lighting

The Nedap E-Series (the “E-Series”) electronic ballast is a high frequency ballast tuned specifically to drive high intensity discharge (HID) lamps at their optimum efficiency. Four models are available for lamps rated from 250W to 575W and are designed for use in interior high bay applications with ceiling heights of 20ft and above. Typical applications include retail, industrial and warehousing applications where quality of light is important to operations. These ballasts are compatible with industry standard wired control protocols for interfacing with existing building management systems found in high end commercial buildings. Additionally, they are wirelessly enabled thus making lighting control accessible to a wider market. Similar products are available from North American and Chinese manufacturers.

High Power Outdoor & Recreational Lighting

The Nedap S series electronic ballasts are similar to the E- Series in functionality but designed primarily for outdoor use with higher power lamps from 750W to 2KW. Similarly, these types of products are also available from North American and Chinese manufacturers. Typical applications include recreational facilities (both interior and exterior playing surface lighting), parking lots, security lighting and larger industrial facilities. These products are also fully compatible with industry standard control protocols.

Difficult Access Locations

Street lighting, vaulted building atriums and hazardous locations are the target market for QL induction lighting. Consisting of a matched lamp and driver which ESP integrates into various fixture styles, lifetimes of up to 100,000 hours are achieved. Introduced 15 years ago, the QL brand is the “Kleenex” of the induction lighting market. Induction provides superior light levels at lower power and with the renewed emphasis on energy efficiency QL is garnering a lot of attention. The City of San Diego recently began replacing 35,000 street lights with QL systems.

Luxon Wireless Controls

The Nedap Luxon wireless control system is designed for use with the E Series and S Series e-HID ballasts and is offered in two configurations; a low cost wall mount control panel and a Windows based software platform complete with scheduling tools and the ability to communicate with automated demand response programs. Both configurations are compatible with zone occupancy sensors and daylight harvesting sensors enabling energy savings in excess of 60%.

Distribution Method of Products and Services

The Company currently utilizes a direct sales force to sell its products and services by utilizing a combination of our network of personal contacts and leads generated through referrals and the Company’s website. Management recognizes that in order to put the Company on a more sustainable growth path, more structure and focus is required to meet the Company’s desired projections. To that end, the Company is currently developing a more detailed sales and marketing plan based on the following key strategy elements:

  Educate & Inform: A key initiative under development is to educate and inform the market regarding the opportunities inherent in high efficiency lighting and control systems. The Company is currently developing a messaging program to be delivered in various forms such as lunch & learns, presentations at industry tradeshows and various industry association gatherings.

In addition, the Company is also targeting various industry associations in the electrical contracting and construction industry as well as property management and retail segments. The objective is to leverage the network effect utilizing the “pitch once, sell many” concept to generate leads for the individual sales consultants through these forums.

  Targeting Sales: Beginning as of the fiscal year ended 2013, each sales consultant will sharpen their focus and concentrate on a specific segment. The objective is to develop expertise in areas such as big box retail, general warehousing, recreational facilities, industrial/light assembly, greenhouse agriculture, automotive component manufacturers etc. Management believes this will further enhance the image of the Company as a trusted advisor in the minds of customers as a result of each consultant gaining specialized knowledge in order to address the challenges unique to each application. A significant recruitment effort is required to attract and retain professionals for each segment.

  New Construction & Major Renovation Market: Similar to the marketing programs being developed under the Educate & Inform banner, this market is viewed as an opportunity to leverage sales efforts. By targeting Design/Build Contractors and Engineering Firms with a sales team experienced at selling to technical audiences and large project teams consisting of multiple stakeholders, the intent is to get the Company’s products designed into the specification documents that get used on multiple projects. A market data service is being utilized to identify specific contractors and projects, particularly those designing for Leadership in Energy and Environmental Design (“LEED”) certification. LEED consists of a suite of rating systems for the design, construction and operation of high performance green buildings, homes and neighborhoods and has gained significant momentum over the past five years. Property owners can charge higher rents in LEED certified buildings and in 2012 72% of the Top 100 infrastructure projects in Canada are designing for LEED certification.

Management also views this as a strategic opportunity to add to the product portfolio over time through pilot projects before rolling out to the general sales force.

These initiatives account for a significant portion of the 2013 operating budget. Management believes this is a critical tool for extracting maximum value to put the Company on a sustainable growth path.

Status of Planned Products

The Company plans to launch a number of private labeled products in 2013.  The premier product will be our own “white labelled” Electronic HID ballast with the trade name “NETZERO”.  Management believes that by private labeling and the building of our own brand, market awareness will significantly increase.  Furthermore, management believes that the Company will be differentiated from other solution providers due the following: (i) the “NETZERO” product will cover the full range of high wattages from 250 to 575; (ii) the product will incorporate motion sensors and daylight harvesting features; (iii) the product will carry a full three year warranty; (iv) the product will have a very low failure rate which will be published on our web site; and (v) it will incorporate one of the most comprehensive and user-friendly light management systems in the industry.

Competitive Business Conditions, Competitive Position and Methods of Competition

We currently face competition from both traditional lighting companies that provide general lighting products, such as incandescent, fluorescent and neon lighting, and from specialized lighting companies that are engaged in providing LED products. In general, we compete with both groups on the basis of design, innovation, quality of light, maintenance costs, safety issues, energy consumption, price, product quality and brightness.

We compete with traditional lighting companies, including Acuity Brands Lighting, Inc., Cooper Lighting (a division of Cooper Industries, Inc.), Hubbell Lighting, Inc. (a division of Hubbell Incorporated), Juno Lighting Group (a division of Schneider Electric SA), Osram Sylvania and Royal Philips Lighting (a division of Koninklijke Philips Electronics N.V.) in the general illumination market. Our LED products tend to be alternatives to traditional lighting sources for applications within the commercial market. In these markets, we compete on the basis of energy savings, lamp life and durability.

We also compete with providers of LED replacement lamps and other energy efficient lighting products and fixtures. These companies include traditional lighting companies such as Sylvania and Philips; specialized lighting companies such as Lighting Science Group Corporation; certain packaged LED suppliers such as Cree, which is primarily a manufacturer of LEDs; as well as multiple low cost offshore providers. In the market for LED lighting products, we compete on the basis of design, innovation, light quality, maintenance costs, safety issues, energy consumption, price, product quality, energy savings resulting from the use of the latest lighting technology, energy Star and UL certifications and brightness.

Eco-Shift has a unique sales process which, amongst other things, targets the “C” level stratum of medium to large industrial and commercial enterprises with its unique consultative approach to the light retrofit sales opportunities whereby all four lighting technologies (Fluorescent, Induction, LED and HID) are presented, carefully avoiding any apparent bias as to which technology we favour.  Our unique light assessment process followed by a thorough “Life Cycle Analysis” and a very detailed presentation booklet which explains the technology we’ve recommended and incorporates the photometry and light design elements that support our planned light output level predictions.  This provides the recipient with a perfect package to present to their board of directors who require such input to enable them to make an informed decision.  Furthermore, we make it clear that we are a “Full Service” provider in that we don’t just recommend light retrofit programs; we can and do handle the logistics of purchasing and installing the appropriate products for those light retrofit projects.

We believe that we can compete favorably in our markets, based on the following factors:

·	unique consultative sales process that does not favour one technology over another;
·	the latest in finished product technology that has been thoroughly analyzed and tested;
·	breadth and diversity of high-quality product offerings that include lighting audits plus a Life cycle analysis that calculates key economic indicators such as “Pay Back Period” and “ROI”;
·	offer asset backed financing packages that pay for themselves by way of energy savings;
·	ability to offer custom light retrofit solutions that meet customers’ needs at a competitive price;
·	excellence in customer service and support; and
·	recruitment and retention of qualified personnel, particularly engineers.

We expect our markets to remain competitive and to reflect rapid technological evolution and continuously evolving customer and regulatory requirements. Our ability to remain competitive depends in part upon our success in developing new and enhanced advanced lighting solutions and introducing these products at competitive prices on a timely basis.

Sources of Raw Materials

The Company does not use raw materials; rather the Company purchases finished products and components from a variety of third party manufacturers which we then combine to make our “luminaire packages” in order to replace out dated and inefficient fixtures.

Dependence on One or Few Major Customers

The Company does not currently depend on one or a few major customers, rather the Company’s client and prospect base is extremely large in the industrial, institutional, recreational and commercial/retail markets.

Patents, Trademarks, Licenses, Royalty Agreements or Labor Contracts

The Company currently has a patent pending design on the “Down Light” collar portion of the HID Luminaire package. The basis of the patent rests in optimized contours of the reflector which results in higher lumens per watt output from the Luminaire Assembly. Simply put, for a given light level at the work surface, dimmed or lower power lamps can be used.

Need for Governmental Approval and Certification

As an aggregated solutions provider, all products and components purchased the Company must be pre-certified by all governmental regulatory bodies located in the jurisdictions where the Company conducts business.  In some, but not all cases, the aggregated solution provided by the Company must be resubmitted as a standalone product and recertified at the expense of the Company.  These approved solutions/certifications, become the intellectual property of the Company.  Such certifications include, but are not limited to, the Canadian Standards Association, Electrical Safety Authority and Underwriters Laboratories.

Estimate of the Amount Spent on Research and Development

Research and development expenses were $0 and $23,902 in 2012 and 2011, respectively.

The Company is a solutions provider and as such, aggregates the technology of manufacturers of electronic products in order to provide our clients with the some of the world’s best selection of products that maximize light output and minimize energy consumption.  As such, our research and development expenses are kept to a minimum since such costs are dedicated to evaluating the legitimacy and accuracy of high-tech manufacturers’ claims concerning their products.

Costs and effects of environmental compliance

We are not aware of any material effects that compliance with federal, state, local or foreign environmental protection laws or regulations will have on our business. We have not expended material amounts to comply with any environmental protection laws or regulations and do not anticipate having to do so in the foreseeable future.

Employees

The Company currently employs 15 full-time employees. The Company also utilizes the services of three electrical engineering university students who are recruited from local universities under their co-op placement programs for four month periods. In addition, the Company engages independent electrical contractors for the installation aspect of its sales process on a job-by-job basis and these contractors are coordinated by the Company’s full-time project manager employees to guarantee that quality service standards are met for all of the Company’s installations.

Available information

Our website address is www.eco-shiftpower.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

(5)

Item 1A. Risk Factors.

You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

Risks Related to the Our Business and Industry

We have a limited operating history from which you can evaluate our performance.

Since we have a limited operating history, it will be difficult for investors and securities analysts to evaluate our business and prospects and predict future revenue. Because we have a limited operating history, we will encounter risks, expenses and difficulties of which we are unaware, and may be challenging to overcome. There can be no assurance that our efforts will be successful or that we will reach profitability.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. Since the inception of SimplePons Operations in February 2011, we have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $3,352,164 at December 31, 2012. SimplePons has not generated sufficient cash flow to internally fund its business and has historically funded its operating through sales of our securities, including to insiders and our affiliates. These factors, among others, raise substantial doubt about SimplePons’ ability to continue as a going concern. The financial statements of SimplePons do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will continue to increase and we will continue to incur substantial losses in future periods until we are successful in significantly increasing our revenues and cash flow. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

If we need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

As we implement our growth strategies, we may experience increased capital needs. We may not, however, have sufficient capital to fund our future operations without additional capital investments. If adequate additional financing is not available on reasonable terms or at all, we may not be able to carry out our corporate strategy and we would be forced to modify our business plans (e.g., limit our expansion, limit our marketing efforts and/or decrease or eliminate capital expenditures), any of which may adversely affect our financial condition, results of operations and cash flow. Such reduction could materially adversely affect our business and our ability to compete.

Our capital needs will depend on numerous factors, including, without limitation, (i) our profitability, (ii) our ability to respond to a release of competitive products by our competitors, and (iii) the amount of our capital expenditures, including acquisitions. Moreover, the costs involved may exceed those originally contemplated. Cost savings and other economic benefits expected may not materialize as a result of any cost overruns or changes in market circumstances. Failure to obtain intended economic benefits could adversely affect our business, financial condition and operating performances.

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders want it to occur.

As of the date of this filing, our executive officers, directors and principal stockholders who beneficially own 5% or more of our outstanding common stock, own in the aggregate, more than a majority of our voting equity. These stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with our Company even if our other stockholders want it to occur.

Our future success depends upon, in large part, our continuing ability to attract and retain qualified personnel.

Expansion of our business and operation may require additional managers and employees with industry experience, in which case our success will be dependent on our ability to attract and retain experienced management personnel and other employees. There can be no assurance that we will be able to attract or retain qualified personnel. Competition may also make it more difficult and expensive to attract, hire and retain qualified managers and employees. If we fail to attract, train and retain sufficient numbers of the qualified personnel, our prospects, business, financial condition and results of operations will be materially and adversely affected.

We may not be able to prevent others from using our intellectual property, and may be subject to claims by third parties that we infringe on their intellectual property.

We regard the content that we plan to distribute via digital media to be important to our success. We plan to rely on non-disclosure and other contractual provisions to protect our proprietary rights. We may also try to protect our intellectual property rights by, among other things, searching the Internet to detect unauthorized use of our intellectual property.

However, policing the unauthorized use of our intellectual property is often difficult and any steps we take may not, in every case, prevent the infringement by unauthorized third parties. Further, there can be no assurance that our efforts to enforce our rights and protect our intellectual property will be successful. We may need to resort to litigation to enforce our intellectual property rights, which may result in substantial costs and diversion of resources and management attention.

Further, although management does not believe that our products and services infringe on the intellectual rights of others, there is no assurance that we will not be the target of infringement or other claims. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to our management or interrupt our business.

We encounter competition in our business, and any failure to compete effectively could adversely affect our results of operations.

We anticipate that our competitors will continue to expand and seek to obtain additional market share with competitive price and performance characteristics. Aggressive expansion of our competitors or the entrance of new competitors into our markets could have a material adverse effect on our business, results of operations and financial condition.

Risks Relating to Being a Public Company

We will incur significant costs to ensure compliance with United States corporate governance and accounting requirements.

We will incur significant costs associated with our public company reporting requirements and costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on the Company’s board of directors (the “Board”) or as executive officers. We may be wrong in our prediction or estimate of the amount of additional costs we may incur or the timing of such costs.

If we fail to maintain an effective system of internal control over financial reporting, our ability to accurately and timely report our financial results or prevent fraud may be adversely affected and investor confidence may be adversely impacted.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports. Under current SEC rules, our management may conclude that our internal controls over our financial reporting are not effective. Even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. In the event that we are unable to have effective internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing as needed could suffer.

Risks Related to Our Common Stock

Our common stock is quoted on the OTCBB which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCBB. The OTCBB is a significantly more limited market than the New York Stock Exchange or the NASDAQ Stock Market. The quotation of our shares on the OTCBB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

(6)

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

In order to raise sufficient funds to expand our operations, we may have to issue additional securities at prices which may result in substantial dilution to our shareholders.

If we raise additional funds through the sale of equity or convertible debt, our current stockholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of our common shares outstanding. We may also have to issue securities that may have rights, preferences and privileges senior to our common stock.

We are subject to the penny stock rules which will make our securities more difficult to sell.

We are subject to the SEC’s “penny stock” rules because our securities sell below $5.00 per share.  The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

Furthermore, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for our securities.  As long as our securities are subject to the penny stock rules, the holders of such securities will find it more difficult to sell their securities.

We are not likely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any cash dividends in the foreseeable future, but will review this policy as circumstances dictate.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Property.

The Company’s principal operations center is comprised of an executive office space of approximately 3,100 square feet and 9,100 square feet of warehouse space which we lease from an unaffiliated third party pursuant to a five year lease agreement expiring in June 2017. Under the terms of the lease, the annual base rent and our share of the operating expenses will range from approximately $124,800 in year one to approximately $135,800 in year five.

Item 3. Legal Proceedings.

The Company is a defendant in an action styled Wei Ken Seto v SimplePons, Inc., Case No. 112CV234202, in the Superior Court of the State of California in and for the County of Santa Clara. Mr. Seto, the Company’s former Chief Operating Officer, filed the complaint against us in October 2012 for non-payment of wages, vacation time and waiting time penalties under the California Labor Code Section 203. He is seeking $71,918 in base salary, $5,308 in wages for accrued vacation time and $17,309 in waiting time penalties, for an aggregate of $94,535, together with reasonable attorney’s fees. In response to this complaint, we have filed a Notice of Motion and Motion to Stay or Dismiss Action for Being File in Improper Forum, together with a supporting Memorandum of Points and Authorities and the Declaration of Richard A. Miller, a former executive officer and director of the Company. In these pleadings, we are seeking a dismissal of the lawsuit citing that Mr. Seto’s employment agreement with us, which is the basis of his claims, provides that the 15th Judicial Circuit of Florida is the venue and exclusive forum in which to adjudicate any case or controversy that arises in connection with the employment agreement. We intend to vigorously defend this action.

Other than the matter disclosed above, we are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable.

(7)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

The Company’s Common Stock is quoted on the OTCBB under the under the symbol “QPON.” The following table sets forth the quarterly high and low sale prices for our common shares for the last two completed fiscal years and the subsequent interim periods. Quotations on the OTCBB reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. The historical share prices in this table have been adjusted to give effect to the forward stock split of our common stock in December 2011.

Quarter ended	High	Low
March 31, 2013	$0.0995	0.025

December 31, 2012	$0.28	$0.022
September 30, 2012	$0.65	$0.22
June 30, 2012	$1.00	$0.22
March 31, 2012	$3.50	$0.55

December 31, 2011	$4.00	$0.20
September 30, 2011	$0.275	$0.275
June 30, 2011	$0.275	$0.275
March 31, 2011	$1.20	$1.00

(b) Holders

As of April 15, 2013, there were approximately 182 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

(d) Securities Authorized for Issuance under Equity Compensation Plan

The following table shows information with respect this plan as of the fiscal year ended December 31, 2012.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,750,000	0.275	2,250,000
Equity compensation plans not approved by security holders		—	—
Total	2,750,000	0.275	2,250,000

Transfer Agent

Our transfer agent is American Stock Transfer & Trust Company, LLC, 6201 15th Avenue, Brooklyn, NY 11219.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2012, we have issued the following securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on From 10-Q or Current Reports on Form 8-K. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering:

On October 31, 2012, the Company issued 1,000,000 shares of common stock with a fair value of $100,000 to a consultant for a variety of services to the Company, including accounting services related to the preparation and filing of the Company’s quarterly and annual reports, EDGAR services, and the preparation of corporate tax returns. All shared were considered earned upon receipt. Expense for the year ended December 31, 2012 amounted to $100,000.

Rule 10B-18 Transactions

During the year ended December 31, 2012, there were no repurchases of the Company’s common stock by the Company.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.  THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS REPORT.

Results of Operations

	For the Year Ended December 31,
	2012	2011
Net sales	$120,137	6,641
Gross profit	$51,351	5,707
General and administrative expenses	$608,708	121,459
Loss from operations	$(2,319,197)	(832,104)
Other income (expenses)	$(201,377)	514
Net loss	$(2,520,574)	(831,590)

Revenues

For the year ended December 31, 2012, revenue was $120,137, as compared to $6,641 for the period ended December 31, 2011. The increase in revenues in 2012 was attributable to the increase in sales of coupon books.

Operating Expenses

For the year ended December 31, 2012, operating expenses were $2,370,548 as compared to $837,811 for the period ended December 31, 2011. Our total operating expenses in 2012 increased substantially from 2011. The following factors were primarily attributable to this increase:

Salary expense increased to $843,194 in 2012 from $340,405 in 2011. The increase was $502,789 or 147% as compared to the same periods in 2011.

Consulting expense increased to $764,544 in 2012 from $288,206 in 2011. Consulting expense is primarily attributable to non-cash expenses from the issuances of our common stock to various consultants for SEC compliance, investor relations and business development services. These costs were typically recognized at grant dates since most shared were considered earned upon receipt.

Selling, general and administrative expense principally includes rent, travel, commissions, professional fees, promotional, entertainment and advertising expenses, market research, fundraising expenses and other overhead expenses excluding salary expense. The principal increases in SG&A expenses in 2012 from the comparable periods in 2011 included increases in option expense, travel and entertainment expenses, rent, and costs associated with books distributed as promotional materials.

We expect that our SG&A will continue to increase in future periods as our business expands although at this time we are not able to quantify the expected increase.

Other Expenses

We accrued $25,900 in liquidated damages in 2012 which was as a result of our failure to timely file a registration statement related to a private placement of our securities which closed during the second quarter of 2012, or the registration statement failed to be effective within 150 days after closing.

We also had loss of $28,011 due to change in fair value of derivative liabilities related to the convertible note payable to Asher Enterprises Inc. The interest expense related to this note was $1,227 and amortization of the debt discount was $8,548.

Net Loss

Net loss for year ended December 31, 2012, was $2,520,574 or loss per share of $0.03, as compared to $831,590 or loss per share of $0.01, for the comparable period ended December 31, 2011.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2012, compared to December 31, 2011:

	December 31, 2012	December 31, 2011	Increase/Decrease
Current Assets	$13,593	$521,973	$(508,380)
Current Liabilities	$591,495	$157,930	$433,565
Working Capital (Deficit)	$(577,902)	$364,043	$(941,945)

At December 31, 2012, we had a working capital deficit of $577,902, as compared to a working capital of 364,043, at December 31, 2011, an increase in deficit of $941,945. The increase is primarily attributable to the decrease in current assets and increase in current liabilities as follows:

  Accrued liabilities increased to $121,749 as of December 31, 2012 from $6,546 as of December 31, 2011.
  Accrued salary increased to $208,077 as of December 31, 2012 from $92,339 as of December 31, 2011
  Convertible note payable, net of discount, was $76,449 as of December 31, 2012

Net cash used in operating activities for the years ended December 31, 2012 and 2011 was $1,067,996 and $489,045, respectively. The net loss for the years ended December 31, 2012 and 2011 was $2,520,574 and $831,590, respectively. The Company’s cash used in operations increase in 2012 was due primarily to the net loss of $2,520,574.

Net cash obtained through all financing activities for the years ended December 31, 2012 was $996,874, as compared to $713,718 for the year ended December 31, 2011. The company raised $893,874 through the sale of common stock at the price range from $.10 through $0.25 in 2012.

Off-Balance Sheet Arrangements

We have no significant known off balance sheet arrangements.

Critical Accounting Policies

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. On September 30, 2012, the Company evaluated the impairment by estimating future undiscounted cash flows expected to result from the use of the website and its eventual disposition. Since the sum of the expected undiscounted future cash flow is significantly less than the carrying amount of the website, the carrying amount of the website in amount of $113,068 was recognized as impairment loss during the year ended December 31, 2012.

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

Going Concern

We have limited working capital and limited revenues from sales of products and services. During the fiscal year ended December 31, 2012, our operating expenses continued to be greater than our revenues. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern has caused the Board of Directors to continue to look for sources of investment capital, and investigate merger and acquisition opportunities. We will look to further diversify our holdings and sources of cash flow.

(8)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-14 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 8, 2013, the Board dismissed Liggett Vogt & Webb P.A. (“Webb”), as the Company’s independent registered public accounting firm.

Webb’s report on the financial statements for the fiscal year ended December 31, 2011, contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle, other than for a going concern. The Company engaged Webb on November 1, 2011. The report on the financial statements for the fiscal year ended December 30, 2010, was provided by Rothstein, Kass & Company, P.C., the Company’s independent registered public accounting firm prior to Webb, on March 28, 2011.

During the fiscal year ended December 31, 2011, and in the subsequent interim period through March 8, 2013, the date of dismissal of Webb, there were no disagreements with Webb on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Webb, would have caused them to make reference to the subject matter of the disagreements in its reports on the financial statements for such year. During the fiscal year ended December 31, 2011, and in the subsequent interim period through March 8, 2013, the date of dismissal of Webb, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On March 8, 2013, the Board approved the engagement of DNTW Chartered Accountants, LLP (“DNTW”), as the Company’s new independent registered public accounting firm.

During the fiscal year ended December 31, 2011, and the subsequent interim period prior to the engagement of DNTW, the Company has not consulted DNTW regarding (i) the application of accounting principles to any specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the registrant or oral advice was provided that the new accountant concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(v)) or a reportable event (as defined in Item 304(a)(1)(v)).

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure and Control Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2012, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that as of December 31, 2012, the Company’s internal control over financial reporting was ineffective due to the existence of material weakness as described below.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. The Company’s assessment identified certain material weaknesses which are set forth below:

Functional Controls and Segregation of Duties

Because of the company’s limited resources, there are limited controls over information processing, and no internal controls over the accuracy, completeness and authorization of transactions.

There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

There is a lack of top level reviews in place to review targets, product development, joint ventures or financing. All major business decisions are carried out by the officers with board of director approval when needed.

Accordingly, as the result of identifying the above material weaknesses we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the Company’s business operations.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report herein.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

(9)

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at April 15, 2013:

Name	Age	Position

Brian S. John (1)	44	President and Chief Executive Officer and Director

Richard A. Miller (2)	45	Chief Operating Officer, Vice President, Secretary and Director

Wei-Ken Seto (3)	39	Chief Operating Officer

Martin Scott (4)	31	Chief Financial Officer

Gilbert Wood (5)	50	Chief Executive Officer, President, Director

James Hughes (6)	68	Chief Financial Officer and Director

(1)	Effective on February 8, 2013, Mr. John resigned as Chief Executive Officer and President. Effective on March 21, 2013, Mr. John resigned as director.
(2)	Effective on February 8, 2013, Mr. Miller resigned as Chief Operating Officer, Vice President and Secretary. Effective on March 21, 2013, Mr. Miller resigned as Director.
(3)	Effective August 31, 2012, Mr. Seto resigned as Chief Operating Officer.
(4)	On October 22, 2012, Mr. Scott resigned as Chief Financial Officer.
(5)	Effective on February 8, 2013, Mr. Wood was appointed Chief Executive Officer, President and Director.
(6)	Effective on February 8, 2013, Mr. Hughes was appointed as Chief Financial Officer and Director.

Gilbert Wood, age 50

Gilbert Wood, age 50, combines over 10 years of experience in lighting senior management. Since 2007, Mr. Wood served as Chief Executive Officer, President and Chairman of Eco-Shift Power Corp. Prior to that, Mr. Wood served as Vice-President of Business Development of Illumination IQ, a manufacturer and distributor of lighting fixtures, from 2003 through 2008. From 1990 through 2003, Mr. Wood served as Chief Executive Officer and President of Valet Vending Inc., a company that manufactured and distributed vending machines for the hotel and restaurant industry across Canada.

The Board believes that Mr. Wood‘s extensive senior management experience in the lighting industry will be an important factor in the Company’s growth in to a leader in the sustainability movement.

James Hughes, age 68

James Hughes, age 68, was a principal owner of Eco-Shift Power Corp. and has served as the Chief Financial Officer, Secretary-Treasurer and a Director of the company since 2007. From 1992 through 2007, Mr. Hughes owned and served as Chief Executive Officer and a Director of TAI Communications Inc., a provider of information products and services to professionals in Canada.

Mr. Hughes received a Bachelor of Arts degree in Economics from the University of Western Ontario in 1968 and a Chartered Accountant designation from the Institute of Chartered Accountants of Ontario in 1973.

The Board believes that Mr. Hughes’ vast experience in accounting and auditing, management consulting, developing computer based management information systems and being an entrepreneur will be a significant asset to help the Company grow in to a recognized leader in the sustainability movement.

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers. None of our directors or executive officers or their respective immediate family members or affiliates are indebted to us.

Committees of the Board of Directors

We have not established any committees, including an audit committee, a compensation committee or a nominating committee. The Board currently acts as our audit committee. At the present time, we believe that our Board is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2012, were timely.

Code of Ethics and Business of Conduct

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

A copy of our Code of Business Conduct and Ethics is available without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices at 1090 Fountain Street North, Cambridge, Ontario, N3H 4R7.

(10)

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the periods ended December 31, 2012, 2011 and 2010.

2012 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (S)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Brian S. John (1)	2012	$100,000	$0	$0	$0	$0	$0	$0	$100,000
Former Chief Executive	2011	$50,000	$0	$0	$3,092	$0	$0	$0	$53,092
Officer and President	2010	$0	$0	$0	$0	$0	$0	$0	$0

Richard A. Miller (2)	2012	$100,000	$0	$0	$0	$0	$0	$0	$100,000
Former Chief Operating Officer	2011	$50,000	$0	$0	$3,092	$0	$0	$0	$53,092
Vice President, Secretary	2010	$0	$0	$0	$0	$0	$0	$0	$0

Wei-Ken Seto (3)	2012	$91,935	$0	$0	$0	$0	$0	$0	$91,935
Former Operating Officer	2011	$0	$0	$0	$0	$0	$0	$0	$0
	2010	$0	$0	$0	$0	$0	$0	$0	$0

Martin Scott (4)	2012	$58,333	$0	$0	$0	$0	$0	$0	$58,333
Chief Financial Officer	2011	$0	$0	$0	$0	$0	$0	$0	$0
Chairman	2010	$0	$0	$0	$0	$0	$0	$0	$0

Gilbert Wood (5)	2012	$0	$0	$0	$0	$0	$0	$0	$0
Chief Executive Officer	2011	$0	$0	$0	$0	$0	$0	$0	$0
President	2010	$0	$0	$0	$0	$0	$0	$0	$0

James Hughes (6)	2012	$0	$0	$0	$0	$0	$0	$0	$0
Chief Financial Officer	2011	$0	$0	$0	$0	$0	$0	$0	$0
	2010	$0	$0	$0	$0	$0	$0	$0	$0

(1)	Mr. John was appointed Chief Executive Officer and President in November 2011. Effective on February 8, 2013, Mr. John resigned as Chief Executive Officer and President.

(2)	In November 2011, Mr. Miller was appointed as Vice President-Chief Operating Officer. Effective on February 8, 2013, Mr. Miller resigned as Chief Operating Officer, Vice President and Secretary.

(3)	Mr. Seto was appointed Chief Operating Officer on January 20, 2011. Effective August 31, 2012, Mr. Seto resigned as Chief Operating Officer and Mr. Miller was appointed as Chief Operating Officer.

(4)	In November 2011, Mr. Scott was appointed as Chief Financial Officer. On October 22, 2012, Mr. Scott resigned as Chief Financial Officer.

(5)	Effective on February 8, 2013, Mr. Wood was appointed Chief Executive Officer and President.

(6)	Effective on February 8, 2013, Mr. Hughes as appointed Chief Financial Officer.

Employment Agreements

On November 16, 2011, the Company entered into new three-year employment agreements with its President and Vice President which superseded their prior agreements with our subsidiary, SimplePons Operations, Inc. Under the terms of these agreements, the Company agreed to pay each of them an annual salary of $100,000 for the period commencing on the effective date and ending on December 31, 2012, and thereafter for the period commencing on January 1, 2013 and ending on December 31, 2013, a base salary at an annual rate $125,000, and thereafter for the period commencing January 1, 2014 until the end of the term of this agreement, a base salary at an annual rate of $150,000. Each executive is also entitled to an annual bonus of at the discretion of our board of directors. Each of these executive officers is also entitled to participate in all benefit programs we offer our employees. The agreements, which contain an automatic yearly renewal provision, contain customary confidentially and non-compete provisions. Each employee’s employment may be terminated upon his death or disability and with or without cause. In the event we should terminate his employment upon his death or disability, he is entitled to his then current base salary for a period of three months from the date of termination and all granted but unvested options are immediately vested. In the event we should terminate the agreement for cause or if he should resign, he is entitled to payment of his base salary through the date of termination. At our option we may terminate his employment without cause, in which event he is entitled to payment of his then base salary and bonus through the date of termination together with one years’ salary payable in a lump sum at the date of termination and all granted but unvested options are immediately vested. As of December 31, 2012 accrued salaries including payroll taxes are $102,870.

On November 16, 2011, the Company entered into a new three-year employment agreement with its Chief Financial Officer, which is effective November 16, 2011. Under the terms of this agreement, we agreed to pay our Chief Financial Officer an annual salary of $70,000 for the period commencing on the effective date and ending on December 31, 2012, and thereafter for the period commencing on January 1, 2013 and ending on December 31, 2013, a base salary at an annual rate $87,500, and thereafter for the period commencing January 1, 2014 until the end of the term of this agreement, a base salary at an annual rate of $109,375. He is also entitled to an annual bonus of at the discretion of our board of directors. The agreements, which contain an automatic yearly renewal provision, contain customary confidentially and non-compete provisions. Each employee’s employment may be terminated upon his death or disability and with or without cause. In the event we should terminate his employment upon his death or disability, he is entitled to his then current base salary for a period of three months from the date of termination and all granted but unvested options are immediately vested. In the event we should terminate the agreement for cause or if he should resign, he is entitled to payment of his base salary through the date of termination. At our option we may terminate his employment without cause, in which event he is entitled to payment of his then base salary and bonus through the date of termination together with one years’ salary payable in a lump sum at the date of termination and all granted but unvested options are immediately vested. As of December 31, 2012, accrued salary including payroll taxes was $44,370. On February 8, 2012, the Company issued its Chief Financial Officer an additional grant of options to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.75 per share, which vest quarterly over three-years beginning on February 8, 2012. The 1,000,000 warrants were forfeited at the end of 2012 due to the resignation of its Chief Financial Officer.

On January 20, 2012, the Company entered into a three-year employment with our new Chief Operating Officer. Under the terms of this agreement, the Company agreed to pay our Chief Operating Officer an annual salary of $150,000. As additional compensation, the Company granted options to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.75 per share, which vest quarterly over three-year beginning on August 1, 2012. Our Chief Operating Officer may be terminated upon his death or disability and with or without cause. In the event we should terminate his employment upon his death or disability, he is entitled to his then current base salary for a period of three months from the date of termination and all vested options remain exercisable through the original terms of the options. In the event we should terminate the agreement for cause or if he should resign, he is entitled to payment of his base salary through the date of termination. At our option we may terminate his employment without cause. If we terminate him without cause within six months from the date of the agreement, he is not entitled to any compensation and all granted but unvested options immediately terminate. In the event we should terminate him without cause after the six-month anniversary of the employment agreement, he is entitled to payment of his then base salary and bonus through the date of termination together with three months’ salary payable in a lump sum on the date of termination and all vested options remain exercisable through the original option term. The Chief Operating Officer resigned on August 31, 2012. Accordingly, the Company accrued salaries including payroll taxes in amount of $77,483 as of December 31, 2012. On October 17, 2012, the Chief Operating Officer filed the complaint against the Company for non-payment of wages, vacation time and waiting time penalties under the California Labor Code Section 203. He is seeking $71,918 in base salary, $5,308 in wages for accrued vacation time and $17,309 in waiting time penalties, for an aggregate of $94,535, together with reasonable attorney’s fees.

Consulting Agreements

On October 22, 2012, the Company engaged Greentree Financial Group, Inc., a consulting firm (“Greentree”), to provide certain services to including accounting services related to the preparation and filing of our quarterly and annual reports, EDGAR services, and the preparation of our corporate tax returns. Under the terms of this agreement, we agreed to pay the consultant 1,000,000 shares of our common stock, which was earned on the date of the agreement, together with certain additional fees and reimbursement for out-of-pocket expenses, including reasonable fees of its counsel. The term of this agreement ends on the date of submission of our quarterly report for the second quarter of 2013 and may be renewed upon mutual written agreement of the parties. Under the terms of the agreement we also agreed to indemnify Greentree.

(11)

Outstanding Equity Awards

2012 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS									STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)			Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Brian S. John (1) Former Chief Executive Officer, President	712,965-		287,035	—		0.275		10/31/2015	287,035	17.222	—	-

Richard A. Miller (2) Former Vice President, Chief Operating Officer, Secretary	712,965	287,035		0.275	10/31/2015		287,035		17,222	—	-

Wei-Ken Soto (3) Former Chief Operating Officer

Martin Scott (4) Former Chief Financial Officer

(1)	Effective February 8, 2013, Mr. John resigned as Chief Executive Officer and President.
(2)	Effective February 8, 2013, Mr. Miller resigned as Vice President, Chief Operating Officer and Secretary.
(3)	Effective August 31, 2012, Mr. Soto resigned as Chief Operating Officer.
(4)	Effective October 22, 2012, Mr. Scott resigned as Chief Financial Officer.

DIRECTOR COMPENSATION

During the year, ended December 31, 2012, the Company did not pay any cash fees or expenses to our directors for serving on the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information regarding the beneficial ownership of our Common Stock as of April 15, 2013 of (i) each person known to us to beneficially own more than 10% of Common Stock, (ii) our directors, (iii) each named executive officer and (iv) all directors and named executive officers as a group.  As of April 15, 2013, there were a total of 98,504,204 shares of Common Stock and 1,702,235,971 Exchangeable Shares issued and outstanding. Each share of Common Stock is entitled to one vote on matters on which holders of voting stock of the Company are eligible to vote. Each Exchangeable Share is convertible into one share of Common Stock at the holder’s option.  The column entitled “Percentage of Outstanding Common Stock” shows the percentage of voting common stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which a person or entity has sole or shared voting power or investment power plus any shares which such person or entity has the right to acquire within sixty (60) days April 15, 2013 through the exercise or conversion of any stock option, convertible security, warrant or other right.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name and address of Beneficial Owner	Number of Shares of Common Stock	Percent of Class (1)
Directors and Named Executive Officers:

Gilbert Wood (3)	992,229,218	40.78%

James Hughes (4)	248,131,729	10.20%

All officers and directors as a group:	1,240,360,947	50.98%

5% or Greater Beneficial Owners

Pat Bates Wood (5)	248,131,729	10.20%

Linear Group Holdings, Inc. (6)	632,260,655	25.99%

(1)	Unless otherwise indicated, the address of each beneficial owner listed above is c/o SimplePons, Inc., 1090 Fountain Street North, Cambridge, Ontario, Canada N3H 4R7.
(2)	Beneficial ownership is calculated based on the 98,504,204 shares of Common Stock issued and outstanding as of April 15, 2013, together with securities exercisable or convertible into shares of Common Stock within sixty (60) days of the Record Date hereof for each stockholder, including the Exchangeable Shares which are convertible into shares of Common Stock as well as shares issuable upon the conversion of a convertible promissory note.

(3)

Mr. Wood is the Chief Executive Officer, President and Chairman of the Company. Mr. Wood owns 992,229,218 Exchangeable Shares, which are convertible at Mr. Wood’s option into shares of Common Stock on a one to one basis.

.

(4)

Mr. Hughes is the Chief Financial Officer and a member of the Board. Mr. Hughes owns 248,131,729 Exchangeable Shares, which are convertible at Mr. Hughes’ option into shares of Common Stock on a one to one basis.

(5)	Ms. Wood owns 248,131,729 Exchangeable Shares, which are convertible at Ms. Wood’s option into shares of Common Stock on a one to one basis.
(6)

Linear Group Holdings, Inc. (“Linear Group”) beneficially owns 632,260,655 pursuant to a convertible promissory note which is convertible upon Linear Group’s option. Linear Group’s address is 11693 San Vincente Blvd., Suite 824, Los Angeles, CA 90049.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

In January 2012, the Company borrowed $40,000 from Mr. Wei-Ken Seto, a former executive officer, under the terms of a convertible promissory note due in January 2013. The note, which bears interest at 4% per annum, is convertible at our option into shares of our common stock at a conversion price of $0.10 per share. The balance of the note remained unchanged as of December 31, 2012. Interest expense for the year ended December 31, 2012 amounted to $1,499.

Director Independence

On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K.  Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy both the criteria for the Nasdaq and the American Stock Exchange.

As of December 31, 2012, the Board determined that there are no independent directors under these standards.

(12)

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

	2012	2011

Audit Fees	$45,768	$36,231
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
TOTAL	$45,678	$36,231

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

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

(13)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Paligent Inc., IFL Corp., and International Fight League, Inc., dated as of August 25, 2006 (Incorporated by reference to the Company’s amended Schedule 14A, filed with the SEC on October 31, 2006).

2.2	Agreement and Plan of Reorganization dated October 20, 2011 by and between IFLI Acquisition Corp., IFLI Acquisition Subsidiary Corp. and SimplePons, Inc. (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on October 20, 2011).

2.3	Form of Voting and Exchange Trust Agreement, dated February 8, 2013, by and among SimplePons, Inc., Eco-Shift Call Corp., Eco-Shift Acquisition Corp. and Patriquin Law Professional Corporation (Incorporated by reference to the registrant’s Current Report on Form 8-K filed February 14, 2013).

2.4	Form of Rollover Agreement, dated February 8, 2013, by and between SimplePons, Inc. and each of Frank Yapuncic, Gilbert Wood, James Hughes, Jeff Preitauer, Patty Bates-Wood and certain other individuals, respectively (Incorporated by reference to the registrant’s Current Report on Form 8-K filed February 14, 2013).

2.5	Form of Support Agreement, dated February 8, 2013, by and among SimplePons, Inc., Eco-Shift Call Corp. and Eco-Shift Acquisition Corp. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed February 14, 2013).

3.1	Amended and Restated Certificate of Incorporation of Paligent Inc. (f/k/a HeavenlyDoor.com, Inc.), filed with the Secretary of State of Delaware on June 26, 2000 (Incorporated by reference to the registrant’s registration statement on Form S-8 (Commission File No. 333-45168) filed on September 5, 2000).

3.2	Certificate of Ownership and Merger of Paligent Inc. into HeavenlyDoor.com, Inc., filed with the Secretary of State of Delaware on December 28, 2000, to be effective as of December 31, 2000. (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on April 2, 2001).

3.3	Certificate of Amendment to Certificate of Incorporation of Paligent Inc. filed with the Secretary of State of the State of Delaware on November 28, 2006, to be effective as of November 29, 2006 to give effect to the reverse stock split (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 5, 2006).

3.4	Certificate of Amendment to Certificate of Incorporation of Paligent Inc. filed with the Secretary of State of the State of Delaware on November 28, 2006, to be effective as of November 29, 2006 to change the Registrant’s name to International Fight League, Inc. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 5, 2006).

3.5	Certificate of Amendment to the registrant’s Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on June 28, 2007 (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 14, 2007).

3.6	Amended and Restated By-laws of the Company (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 22, 2007).

3.7	Certificate of Amendment to the registrant’s Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware and effective on July 8, 2010 (Incorporated by reference to the registrant’s Current Report on Form 8-K filed July 12, 2010).

3.8	Certificate of Merger (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).

3.9	Amendment No. 1 dated November 1, 2011 to the Amended and Restated Bylaws (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).

3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 15, 2011).

3.11	Certificate of Incorporation of Eco-Shift Call Corp. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed February 14, 2013).

3.12	Certificate of Incorporation of Eco-Shift Acquisition Corp. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed February 14, 2013).

3.13	Certificate of Incorporation of Eco-Shift Power Corp. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed February 14, 2013).

3.14	Bylaws of Eco-Shift Call Corp. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed February 14, 2013).

3.15	Bylaws of Eco-Shift Acquisition Corp. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed February 14, 2013).

3.16	Bylaws of Eco-Shift Power Corp. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed February 14, 2013).

3.17	Certificate of Designation for Series B Preferred Stock (Incorporated by reference to the registrant’s Current Report on Form 8-K filed February 14, 2013).

4.1	Form of Warrant dated August 6, 2007 (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 9, 2007).

4.2	Warrant dated March 1, 2007 issued to placement agent (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 15, 2007).

4.3	Warrant dated August 6, 2007 issued to placement agent (Incorporated by reference to the registrant’s registration statement on Form S-1 (Commission File No. 333-146629) filed October 11, 2007).

4.4	Warrant dated June 1, 2007 issued to consultant (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 14, 2007).

4.5	Form of Coach’s Warrant (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 14, 2007).

4.6	Form of Exchange Warrant (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).

4.7	Form of Series B common stock purchase warrant (Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 28, 2012).

4.8	Form of Series C common stock purchase warrant (Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 28, 2012).

4.9	Form of Placement Agent Warrant (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 14, 2012).

4.10	Form of Series D common stock purchase warrant (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 17, 2012).

4.11	Convertible Promissory Note dated October 26, 2012 in the principal amount of $63,000 due to Asher Enterprises, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 27, 2012).

4.12	Convertible Promissory Note, dated October 26, 2012, issued by SimplePons, Inc. in favor of Asher Enterprises, Inc. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed February 14, 2013).

10.1	Asset Purchase Agreement, dated September 19, 2008, between IFL Corp. and HD Net LLC (Incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 24, 2008).

10.2	Registration Rights Agreement, dated December 22, 2006 between International Fight League, Inc. and the stockholders party thereto (Incorporated by reference to the registrant’s registration statement on Form S-1 (Commission File No. 333-140636) filed on February 12, 2007).

10.3	Stock Repurchase Agreement dated November 1, 2011 by and between IFLI Acquisition Corp., Insurance Marketing Solutions, LLC and SimplePons, Inc.(Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).

10.4	Employment Agreement dated February 15, 2011 by and among SimplePons, Inc. and Brian S. John (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 17, 2011).

10.5	Employment Agreement dated February 15, 2011 by and among SimplePons, Inc. and Richard A. Miller (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 17, 2011).

10.6	Employment Agreement dated February 15, 2011 by and among SimplePons, Inc. and Martin Scott (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 17, 2011).

10.7	Employment Agreement dated February 15, 2011 by and among SimplePons, Inc. and Wei-Ken Seto (Incorporated by reference to the registrant’s Current Report on Form 8-K filed January 26, 2012).

10.8	Office Lease Agreement dated November 11, 2011 by and among ATC Realty One, LLC and SimplePons, Inc.(Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 17, 2011).

10.9	2011 Equity Compensation Plan (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).

10.10	Form of Registration Rights Agreement (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 14, 2012).

10.11	Advisory Agreement dated July 23, 2012 by and between SimplePons, Inc. and Adolfo Carmona (Incorporated by reference to the registrant’s Current Report on Form 8-K filed August 3, 2012).

10.12	Investor Relations Agreement dated June 26, 2012 by and between SimplePons, Inc. and American Capital Ventures, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 17, 2012).

10.13	Investor Relations and Consulting Agreement dated August 6, 2012 by and between SimplePons, Inc. and Acorn Management Partners, L.L.C. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 17, 2012).

10.14	Advisory Agreement dated August 1, 2012 by and between SimplePons, Inc. and Dr. David Greenfield (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 17, 2012).

10.15	Securities Purchase Agreement dated October 26, 2012 by and between SimplePons, Inc. and Asher Enterprises, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 27, 2012).

10.16	Agreement dated October 26, 2012 by and between Greentree Financial Group, Inc. and SimplePons, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 27, 2012).

10.17	Assignment Agreement, dated February 8, 2013, by and among Asher Enterprises, Inc., Linear Capital LLC and SimplePons, Inc. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed February 14, 2013).

10.18	Modification of Convertible Promissory Note, dated February 8, 2013, executed by SimplePons, Inc. and Linear Group Holdings, Inc. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed February 14, 2013).

14.1	Code Business Conduct and Ethics adopted November 1, 2011 (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).

16.1	Letter dated November 4, 2011 from Rothstein, Kass & Company, P.C. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 7, 2011).

16.2	Letter of Liggett, Vogt & Webb, P.A., dated March 11, 2013 (Incorporated by reference to the registrant’s Current Report on Form 8-K filed March 12, 2013).

17.1	Resignation Letter of Brian S. John (Incorporated by reference to the registrant’s Current Report on Form 8-K filed February 14, 2013).

17.2	Resignation Letter of Richard A. Miller (Incorporated by reference to the registrant’s Current Report on Form 8-K filed February 14, 2013).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

* filed herewith

** In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Annual Report on Form 10-K shall be deemed “furnished” herewith and not “filed.”

(14)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMPLEPONS, INC.

Date: April 16, 2013	By:	/s/ Gilbert Wood
Name: Gilbert Wood
Title: Chief Executive Officer(Principal Executive Officer)

Date: April 16, 2013	By:	/s/ James Hughes
Name: James Hughes
Title: Chief Financial Officer(Principal Financial Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gilbert Wood	Chief Executive Officer, President and Director	April 16, 2013
Gilbert Wood

/s/ James Hughes	Chief Financial Officer and Director	April 16, 2013
James Hughes

(15)

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2 - F-3

BALANCE SHEETS	F-4

STATEMENTS OF OPERATIONS	F-5

STATEMENT OF STOCKHOLDERS’ DEFICIT	F-6

STATEMENTS OF CASH FLOWS	F-7

NOTES TO FINANCIAL STATEMENTS	F-8-F14

(F-1)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

SimplePons, Inc.

We have audited the accompanying consolidated balance sheet of SimplePons, Inc. and Subsidiary (the “Company”) as of December 31, 2012 and the related consolidated statement of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2012 and for the period from February 7, 2011 (Inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company as of December 31, 2011, and for the period from February 7, 2011 (Inception) to December 31, 2011, were audited by another auditor; whose report dated March 26, 2012; express an unqualified opinion on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of SimplePons, Inc. as of December 31, 2012 and the results of its operations and its cash flows for the year ended December 31, 2012 and for the period from February 7, 2011 (Inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements the Company has continuing losses and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DNTW Toronto LLP

Licensed Public Accountants

Markham, Ontario, Canada

April 15, 2013

(F-2)

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

Boynton Beach, Florida

March 26, 2012

1500 Gateway Boulevard, Suite 202 i Boynton Beach, FL 33426

Telephone: (561) 752-1721 i Fax: (561) 734-8562

www.cpawebb.com

(F-3)

SIMPLEPONS, INC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011

ASSETS

	December 31, 2012	December 31, 2011
CURRENT ASSETS

Cash	$1,558	$120,768
Accounts receivable, net	1,300	820
Inventory, net	—	28,753
Prepaid expenses and other current assets	1,452	362,138
Deposit	9,283	9,494
TOTAL CURRENTS ASSETS	13,593	521,973

TOTAL PROPERTY AND EQUIPMENT, NET	15,120	12,690

OTHER ASSETS

Website, net	—	106,311
Prepaid expenses	—	93,750
Trademarks	—	825
TOTAL OTHER ASSETS	—	200,886

TOTAL ASSETS	$28,713	$735,549

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES

Accounts payable	$73,148	$65,591
Accrued liabilities	121,749
Accrued salaries payable	208,077	92,339
Liquidated damages payable	25,900	—
Contingent liabilities	23,062	—
Convertible note payable	36,449	—
Convertible note payable - related party	40,000	—
Derivative liabilities	63,110	—
TOTAL LIABILITIES	591,495	157,930

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 87,970,870 and 77,140,870 shares issued and outstanding, respectively	879,709	771,409
Additional paid in capital	1,909,673	637,800
Accumulated deficit	(3,352,164)	(831,590)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(562,782)	577,619

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$28,713	$735,549

The accompanying notes are an integral part of these consolidated financial statements

(F-4)

SIMPLEPONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2012 AND
FOR THE PERIOD FROM FEBRUARY 7, 2011 (INCEPTION) TO DECEMBER 31, 2011

		For the Period Ended
	For the year ended	February 7, 2011 (Inception)
	December 31, 2012	to December 31, 2011

Revenue	$120,137	$6,641
Cost of goods sold	68,786	934

Gross Profit	51,351	5,707

OPERATING EXPENSES

Salaries	843,194	340,405
Consulting	764,544	288,206
Selling, general and administrative	608,708	121,459
Legal and professional	114,376	78,663
Depreciation	39,726	9,078
Total Operating Expenses	2,370,548	837,811

Net loss from operations	(2,319,197)	(832,104)

Other income / (expenses)
Interest expense	(11,350)	—
Interest income	14	514
Change in fair value of derivative liabilities	(28,011)	—
Liquidated damages	(25,900)	—
Contingent losses	(23,062)	—
Impairment loss from website development	(113,068)	—
Total other expeneses	(201,377)	514

NET LOSS BEFORE PROVISION FOR INCOME TAXES	$(2,520,574)	$(831,590)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(2,520,574)	$(831,590)

Net loss per share - basic and diluted	$(0.03)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	81,853,356	59,340,343

  The accompanying notes are an integral part of these consolidated financial statements

(F-6)

SIMPLEPONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2012 AND THE PERIOD FROM FEBRUARY 7, 2011 (INCEPTION) TO DECEBMBER 31, 2011
	Preferred stock		Common stock		Additional
	Shares	Amount	Shares	Amount	paid in capital	Accumulated deficit	Total

February 7 , 2011 (Inception)	-	$-	-	$-	$-	$-	$-

Common stock sold to founders ($.000125)	—	—	40,000,000	400,000	(395,000)	—	5,000

Sale of common stock ($.0025)	—	—	1,000,000	10,000	(7,500)	—	2,500
				—
Sale of common stock ($.00125)	—	—	2,000,000	20,000	(17,500)	—	2,500
				—
Common stock issued for professional fees ($.05 per share)	—	—	1,400,000	14,000	56,000	—	70,000
				—
Private placement of common stock ($.05 per share), net of fees of $11,783	—	—	20,010,000	200,100	788,617	—	988,717
				—
Private placement of common stock ($.25 per share)	—	—	200,000	2,000	48,000	—	50,000

Common stock issued for consulting services ($.05 per share)	—	—	10,000,000	100,000	400,000	—	500,000
				—
Common stock to be issued for Website development ($.05 per share)	—	—	500,000	5,000	20,000	—	25,000

Stock option expense	—	—	—	—	17,183	—	17,183

Reverse Merger	—	—	2,030,870	20,309	(272,000)	—	(251,691)

Net loss for the period February 7, 2011 (Inception) to December 31, 2011	—	—	—	—	—	(831,590)	(831,590)

Balance December 31, 2011	—	—	77,140,870	771,409	637,800	(831,590)	577,619

Common stock issued for cash, net of share issuance costs	—	—	7,580,000	75,800	765,574	—	841,374

Common stock issued for services			3,250,000	32,500	337,500	—	370,000

Stock option expense	—	—	—	—	168,799	—	168,799

Net loss for the year	—	—	—	—	—	(2,520,574)	(2,520,574)

Balance December 31, 2012	—	$—	87,970,870	$879,709	$1,909,673	$(3,352,164)	$(562,782)

    The accompanying notes are an integral part of these consolidated financial statements

(F-7)

SIMPLEPONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2012 AND
FOR THE PERIOD FROM FEBRUARY 7, 2011 (INCEPTION) TO DECEMBER 31, 2011

		For the Period Ended
	For the year ended	February 7, 2011 (Inception)
	December 31, 2012	to December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,520,574)	$(831,590)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization expense	39,726	9,079
Impairment of inventory	36,569	—
Impairment of website development	113,068	—
Contingent loss	23,062	—
Amortization of discount on note payable	8,548
Change in fair value of derivative liabilities	28,011
Issuance of common stock and warrants for services	688,750	251,250
Issuance of stock options for services	168,799	17,183
Changes in operating assets and liabilities:
Increase in accounts receivable	(480)	(820)
Increase in inventory	(7,816)	(28,753)
Increase in prepaid expenses and other assets	135,686	(53,830)
Increase in deposits	211	(9,494)
Increase in liquidated damages	25,900	—
Increase in accounts payable and accrued expenses	76,806	72,136
Increase in accrued salaries	115,738	85,794
Net Cash Provided by / (Used In) Operating Activities	(1,067,996)	(489,045)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of trademarks	(650)	(825)
Development of website	(40,820)	(89,612)
Purchase of property and equipment	(6,618)	(13,468)
Net Cash Used In Investing Activities	(48,088)	(103,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Note payable - related party	40,000	—
Proceeds from note payable	63,000	—
Payment pursuant to recapitalization	—	(335,000)
Sale of common stock, net of offering costs	893,874	1,048,718
Net Cash Provided by Investing Activities	996,874	713,718

NET INCREASE / (DECREASE) IN CASH	(119,210)	120,768

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	120,768	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,558	$120,768

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for consulting fees	$370,000	$500,000
Common stock issued for website development	$—	$25,000
Common stock issued for prepaid insurance	$—	$83,308

The accompanying notes are an integral part of these consolidated financial statements

(F-8)

    SIMPLEPONS, INC. AND SUBSIDIARY

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEAR ENDED DECEMBER 31, 2012 AND

    THE PERIOD FROM FEBRUARY 7, 2011 (INCEPTION) TO DECEMBER 31, 2011

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

    The accompanying consolidated financial statements include the accounts of Simplepons, Inc. and its wholly owned subsidiary Simplepons Operations, Inc. for the year ended December 31, 2012 and the period from February 7, 2011 (inception) to December 31, 2011. All intercompany accounts have been eliminated in the consolidation.

    During the year, the Company was is in the business of the sale of coupon books and was developing a mobile coupon subscription that solves the problem of leaving your coupons at home. On February 5, 2013 the Company completed a business combination and subsequently the Board of Directors discontinued the existing coupon subscription business, see Note 15.

    2. Summary of Significant Accounting Principles

    (A) Going Concern

    As reflected in the accompanying consolidated financial statement for the year ended December 31, 2012, the Company has a net loss of $2,520,574 and used cash in operations of $1,067,996. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition there is a working capital deficiency of $577,902 and a stockholders’ deficit of $562,782 as of December 31, 2012.

    The Company’s continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

    As of December 31, 2012, the Company had proceeds of 893,874, net of offering cost, from sales of common stock, and raised $103,000 in gross proceeds for working capital through the sale of convertible promissory notes to an accredited investor and an officer. Subsequent to year end the Company completed a merger and raised additional financing. The Company is in discussions with additional prospective investors and, while it has no firm commitments for additional capital, it reasonably expects to conclude additional capital rounds in 2013 which provide additional working capital to it. Management believes that actions presently being taken to obtain additional funding and implement its new strategic business plan, provide for the opportunity for the Company to continue as a going concern.

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

    The Company’s significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of property and equipment and website; interest rate; underlying assumptions to estimate the fair value of beneficial conversion features, warrants and options; revenue recognized or recognizable; sales returns and allowances; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

    Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

    Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, those estimates are adjusted accordingly, if deemed appropriate.

    (C) Cash and Cash Equivalents

    The Company’s cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and that have insignificant risk of change in value because of changes in interest rates.

    (D) Inventories

    The Company’s inventories consist entirely of purchased finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis. During the year ended December 31, 2012, the Company recorded an impairment of inventory in the amount of $36,569 which is also included in the cost of goods sold. Subsequent to year end no further sales of the coupon books were made and accordingly the impairment represent the unsalable goods of the discontinued operations.

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

    (G) Website Development

    The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. Subsequent to year end, the Company decided to discontinue the coupon subscriptions business, and determined that the website developed for coupon subscriptions operation would not have any future economic benefit. The carrying amount of the website in amount of $113,068 was recognized as impairment loss during the year ended December 31, 2012.

    (H) Stock-Based Compensation

    The Company recognizes compensation costs to employees under FASB Accounting Standards Codification No. 718, Compensation - Stock Compensation. Under FASB No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options and warrants. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

(F-9)

    (I) Loss Per Share

    Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, Earnings Per Share. As of December 31, 2012 there were 2,750,000 options, 24,658,790 warrants and 400,000 common shares issuable upon conversion of convertible notes payable outstanding whose effect was anti-dilutive and not included in diluted net loss per share for the year ended December 31, 2012. The options and warrants may dilute future earnings per share.

    (J) Fair Value of Financial Instruments

    Fair Value of Financial Instruments

    The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with FASB Accounting Standards Codification No. 820, Fair Value Measurement, which provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC Topic 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

    Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

    Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

    Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

    Our financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, accrued salaries payable, liquidated damages payable, contingent liabilities, convertible note payable, convertible note payable – related party, and derivative liabilities.

    The carrying values of the Company’s cash, accounts receivable, accounts payable, accrued liabilities, accrued salaries payable, liquidated damages payable, contingent liabilities approximate their fair value due to their short-term nature.

    The Company’s convertible note payable and convertible note payable – related party are measured at amortized cost based upon management’s best estimate of interest rates that would be available to the company for similar financial

    The derivative liabilities are stated at their fair value as a level 3 measurement. The Company used a Black-Scholes model to determine the fair values of these derivative liabilities. See Note 6 for the Company’s assumptions used in determining the fair value of these financial instruments.

    (K) Business Segments

    The Company operates in one segment and therefore segment information is not presented.

    (L) Revenue Recognition

    The Company recognizes revenue in accordance with FASB Accounting Standards Codification No. 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. The criteria are met when the deal books are delivered to our customers and collectability is reasonably assured. The Company records these sales net of any discounts provided to the customer.

    (M) Concentrations

    During the year ended December 31, 2012 the Company had one customer who represented 15% of sales. The sales during year of 2011 were nominal.

    (N) Income Taxes

    The Company uses the asset and liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

    (O) Convertible note payable

    The Company accounts for convertible note payable in accordance with the FASB Accounting Standards Codification No. 815, Derivatives and Hedging, since the conversion feature is not indexed to the Company’s stock and can’t be classified in equity. The Company allocates the proceeds received from convertible note payable between the liability component and conversion feature component. The conversion feature that is considered embedded derivative liabilities has been recorded at their fair value as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The Company has also recorded the resulting discount on debt related to the conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

    (P) Derivative liabilities

    The Company accounts for derivative liabilities in accordance with the FASB Accounting Standards Codification No. 815, Derivatives and Hedging. FASB Accounting Standards Codification 815 requires companies to recognize all derivative liabilities in the balance sheet at fair value, and marks it to market at each reporting date with the resulting gains or losses shown in the Consolidated Statement of Operations.

    (Q) Recent Accounting Pronouncements

    The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2012-07, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

(F-10)

    3. Property and Equipment

    At December 31, 2012 and 2011 property and equipment consisted of the following.

	2012	2011

Computers and equipment	$20,086	$13,468
Accumulated depreciation	(4,966)	(778)
Balance	$15,120	$12,690

    Depreciation expenses for the year ended December 31, 2012 and for the period from February 7, 2011 to December 31, 2011 were $4,188 and $778, respectively.

    4. Website Development

    The website states at cost less accumulated amortization, consists of the following:

	2012	2011

Website	$156,907	$114,612
Accumulated depreciation	(43,839)	(8,301)
Impairment	(113,068)
Balance	$-	$106,311

    Depreciation expenses for the year ended December 31, 2012 and for the period from February 7, 2011 to December 31, 2011 were $35,538 and $8,301, respectively.

    Subsequent to year end, the Company decided to discontinue the coupon subscriptions business, and determined that the website developed for coupon subscriptions operation would not have any future economic benefit. The carrying amount of the website in amount of $113,068 was recognized as impairment loss during the year ended December 31, 2012.

    5. Convertible Note Payable

    On October 26, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) pursuant to which we sold Asher a $63,000 principal amount convertible promissory note (“Asher Note”) in a private transaction. The Company received gross proceeds of $63,000. The Company did not pay any commissions or finder’s fees in this transaction, but paid legal fees of Asher’s counsel in the amount of $3,000. The Note bears an interest rate of 8% per annum and is due on July 24, 2013, pursuant to which Asher has an option to convert all or any portion of the accrued interest and unpaid principal balance of the Asher Note into the Common Stock of the Company or its successors, at 58% of the market price, no sooner than April 24, 2013.

    The Company has determined that the conversion feature of Asher Note represents an embedded derivative since Asher Note is convertible into a variable number of shares upon conversion. Accordingly, Asher Note is not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to Asher Note. Such discount will be accreted from the issuance date to the maturity date of Asher Note. The change in the fair value of the derivative liability will be recorded in other income or expenses in the consolidated statement of operations at the end of each period, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in Asher Note resulted in an initial debt discount of $35,099. The fair value of the embedded derivative liability was determined using the Black-Scholes valuation model on the issuance date with the assumptions in the table below.

    At December 31, 2012, the Company revalued the embedded derivative liability with the assumptions in the table below. For the period from the issuance date to December 31, 2012, the Company increased the derivative liability of $35,099 by $28,011 resulting in a derivative liability of $63,110 at December 31, 2012.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
10/26/12	$35,099	0.74	$0.234	$0.28	155%	0.018
12/31/12	$63,110	0.56	$0.019	$0.03	402%	0.018

    The carrying value of Asher Note was $36,449, net of the remaining debt discount, as of December 31, 2012. The Company recorded interest expense related to this note of $1,227 and amortization of the debt discount in the amount of $8,548 during the year ended December 31, 2012. The interest expense of $1,227 has been included in accrued liabilities.

Asher Note	2012	2011

Proceeds	$63,000	-
Less derivative liabilities on initial recognition	(35,099)	-
Value of Asher Note on initial recognition	27,901	-
Add accumulated accretion expense	8,549	-
Balance as at December 31	$36,449	-

    6. Derivative Liabilities

    As of December 31, 2012, the Company’s derivative liabilities are embedded derivatives associated with the Company’s convertible note payable (Note 5). Due to the Asher Note’s conversion feature, the actual number of shares of common stock that would be required if a conversion of the note as described in Note 4 was made through the issuance of the Company’s common stock cannot be predicted. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the note and “marked to market” each reporting period through the consolidated statement of operations.

    The Company measured the fair value of the derivative liabilities as $35,099 on issuance date (October 26, 2012), and remeasured the fair value as $63,110 on December 31, 2012, and recorded the change of fair value of $28,011 in the consolidated statement of operations for the year ended December 31, 2012.

    7. Convertible Note Payable - Related Party

    On January 24, 2012, the Company entered into a 4% convertible promissory note with its former Chief Operating Officer in the amount of $40,000. The note is due on January 24, 2013. Prior to the maturity date, the Company has the option to convert the principle and accrued interest into shares of the Company’s common stock at $0.10 per share. The fair value of the conversion was equal to the Company’s stock price on the date of issuance and no beneficial conversion was recorded. Interest expense for the year ended December 31, 2012 amount to $1,499.

    The Company is in default of the repayment of the promissory note with its former Chief Operating Office who has also filed a claim against the Company, see Note 10.

    8. Liquidated Damages Payable

    Pursuant to the Company’s private placement completed in 2012 in the gross amount of $370,000, as of December 31, 2012 purchasers under the private placement (the “Holders”) are entitled to liquidated damages if a registration statement covering the resale of the 1,480,000 shares of common stock sold under the private placement (the “Registrable Securities”) is not filed within 60 days of the termination date of the private placement on May 15, 2012 and declared effective within 150 days of the termination date. The Company shall make pro rata payments to each Holder, in an amount equal to 1.0% of the aggregate amount invested by such Holder (based upon the number of Registrable Securities then owned by such Holder) for each 30-day period or pro rata for any portion thereof following the date by which such Registration Statement should have been filed or effective (the “Blackout Period”). Such payments can be made in cash or shares of common stock with the fair market value on the date of issuance and shall constitute the Holder’s exclusive monetary remedy for such events, but shall not affect the right of the Holder to seek injunctive relief. The amounts payable as liquidated damages shall be paid monthly within ten (10) business days of the last day of each month following the commencement of the Blackout Period until the termination of the Blackout Period. Such payments shall be made to each holder at the sole option of the Company in either cash or shares of Common Stock. As of December 31, 2012, the Company has accrued seven months of liquidated damages payable in the amount of $25,900.

(F-11)

    9. Related Party Transactions

    On January 24, 2012, the Company entered into a 4% convertible promissory note with its former Chief Operating Officer in the amount of $40,000 (Note 6).

    10. Contingent Liabilities

    As of December 31, 2012, the Company had contingent liabilities in amount of $23,062 in connection with the lawsuit filed by the Company’s former Chief Operating Officer. On October 17, 2012, the former Chief Operating Officer filed the complaint against the Company for non-payment of wages, vacation time and waiting time penalties under the California Labor Code Section 203. He is seeking $71,918 in base salary, $5,308 in wages for accrued vacation time and $17,309 in waiting time penalties, for an aggregate of $94,535, together with reasonable attorney’s fees. The balance of contingent liabilities recorded in the accompanying consolidated balance sheet represented the difference between aggregate amount in the lawsuit and accrued salaries to the former Chief Operating Officer.

    11. Stockholders’ Equity

    (A) Authorized Shares

    The Company is authorized to issue 400,000,000 shares of common stock, par value $0.01 per shares and 1,000,000 shares of preferred stock, par value $0.0001 per share with rights and preferences to be determined by the Board of Directors.

    (B) Sales of Common Stock

    On January 20, 2012, the Company issued 450,000 Units of its securities in a private placement to two accredited investors. The price of these Units was $0.50 per unit. Each Unit consists of one share of common stock and one three year Series C Warrant. Each Series C Warrant entitles the holder to purchase one share of common stock at an exercise price of $0.50 per share. Upon 30 days’ notice, the Company has the right to call the warrants at $0.0001 per warrant if the Company’s stock is quoted for trading in the over the counter market, the closing price of our common stock is $.50 or more for five consecutive trading days and there is an effective registration statement covering the resale of the shares of common stock underlying the Series C Warrants. The Company received proceeds of $225,000. On September 20, 2012, the Company issued additional 1,800,000 shares to these two investors as adjustment to their purchase price to $0.1 per share, resolving price issues raised by the investors.

    During the six months ended June 30, 2012 the Company issued 1,480,000 shares of common stock in a private placement to six accredited investors. The price of the common stock was $0.25 per share. Pursuant to the placement agent agreement the Company issued warrants to purchase 148,000 shares of common stock at a price of $.25 to the placement agent and paid a 10% commission and a 2% expense allowance and legal and professional fees of $138,626. The Company received net proceeds of $231,374.

    During the three months ended September 30, 2012, the Company issued 2,550,000 Units of its securities in a private placement to accredited investors. The price of these Units was $0.10 per unit. Each Unit consists of one share of common stock and one three year Series D Warrant. Each Series D Warrant entitles the holder to purchase one share of common stock at an exercise price of $0.25 per share and the Company received proceeds of $255,000.

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

    (C) Common Stock Issued for Services

    In May 2011, the Company issued 4,000,000 shares of common stock valued at $200,000 ($0.05 per share) based on contemporaneous stock sales and $50,000 cash to a consultant for management consulting, business advisory, strategic planning and public relations. On August 26, 2011 the Company amended to agreement and agreed to pay the consultant an additional $50,000 for services under this agreement. On February 3, 2012, the Company agreed to amend a May 18, 2011 consulting agreement to pay the consultant an additional $30,000 upon receipt of additional funding. The term of the agreement is for one year and expires on May 17, 2012. Accordingly, expenses for the year ended December 31, 2012 and for the period from February 7, 2011 (Inception) to December 31, 2011 were $150,794 and $179,206, respectively.

    In August 2011, the Company issued 4,000,000 shares of common stock valued at $200,000 ($0.05 per share) based on contemporaneous stock sales to a consultant for a variety of services to the Company, including industry analysis, identifying and introducing potential strategic partners to the Company, evaluations of competitors and development of strategies to increase the Company’s competitiveness and advice on effective management of relationships with investment banking firms. The original term of the agreement is for two years and expires on August 15, 2013. Since there are no services to be rendered in 2013 as a result of the change in operations of the Company in February 2013 (see Note 15), the balance of unrecognized expenses was expended in 2012. Accordingly, expenses for the year ended December 31, 2012 and for the period from February 7, 2011 (Inception) to December 31, 2011 were $162,500 and $37,500, respectively.

    In August 2011, the Company issued 2,000,000 shares of common stock valued at $100,000 ($0.05 per share) based on contemporaneous stock sales to a consultant for a variety of services to the Company, including industry analysis, identifying and introducing potential strategic partners to the Company, evaluations of competitors and development of strategies to increase the Company’s competitiveness and advice on effective management of relationships with investment banking firms. The original term of the agreement is for two years and expires on August 15, 2013. Since there are no services to be rendered in 2013 as a result of the change in operations of the Company in February 2013 (see Note 15), the balance of unrecognized expenses was expended in 2012. Accordingly, expenses for the year ended December 31, 2012 and for the period from February 7, 2011 (Inception) to December 31, 2011 were $81,250 and $18,750, respectively.

    On February 15, 2012, the Company engaged an investment banking firm to serve as our exclusive financial advisor. Under the terms of the one year agreement, the investment banker will provide the Company with financial advisory and investment banking services for an annual fee of $60,000. The Company has agreed to reimburse the investment banking firm for its expenses incurred in connection with the engagement and to pay it certain additional transactional fees. The Company has also granted the investment bank firm the right to serve as our investment banker for any private or public offering of our securities and in certain other transactions, upon such terms as the parties may mutually agree. As of December 31, 2012 accrued investment banking fees amounted to $52,500.

    In June 2012, the Company issued 300,000 shares of common stock valued at $75,000 ($0.25 per share) based on contemporaneous stock sales to a consultant for investor relations. All shares were considered earned upon receipt. Expense for the year ended December 31, 2012 amounted to $75,000.

    On July 23, 2012, the Company issued 900,000 shares of common stock valued at $90,000 ($0.10 per share) based on contemporaneous stock sales to a consultant for a variety of services to the Company, including existing practices evaluation, strategies development in connection with corporate and brand identity, advertising and new business support. All shares were considered earned upon receipt. Expense for the year ended December 31, 2012 amounted to $90,000.

    On August 1, 2012, the Company issued 450,000 shares of common stock valued at $45,000 ($0.10 per share) based on contemporaneous stock sales to a consultant for a variety of services to the Company, including existing practices evaluation, strategies development in connection with corporate and brand identity, advertising and new business support. All shares were considered earned upon receipt. Expense for the year ended December 31, 2012 amounted to $45,000.

    On August 6, 2012, the Company issued 600,000 shares of common stock valued at $60,000 ($0.10 per share) based on contemporaneous stock sales to a consultant for a variety of services to the Company, including investor and public relations assessment, marketing surveys, investor support, and strategic business planning. All shares were considered earned upon receipt. Expense for the year ended December 31, 2012 amounted to $60,000.

    On October 31, 2012, the Company issued 1,000,000 shares of common stock with a fair value of $100,000 to a consultant for a variety of services to the Company, including accounting services related to the preparation and filing of the Company’s quarterly and annual reports, EDGAR services, and the preparation of corporate tax returns. All shares were considered earned upon receipt. Expense for the year ended December 31, 2012 amounted to $100,000.

    (D) Stock Options

    On November 1, 2011, the Company granted a total of 4,100,000 stock options to employees and officers including 2,500,000 options to Officers. The option vest quarterly over a period of three years and have an exercise price of $0.275 per share. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 87%, risk free interest rate of .87%, and expected life of 4 years. For the year ended December 31, 2012 the Company expensed $72,184 as the fair value.

    During the first quarter of 2012, the Company granted a total of 4,300,000 stock options to employees and officers including 4,000,000 options to officers. The option vest quarterly over a period of three years and have an exercise price of $0.75 per share. The options were valued at $539,177 using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual comparative companies volatility due to the stock being thinly traded of 101%, risk free interest rate of .87%, and expected life of 4 years using the simplified method. For the year ended December 31, 2012 the Company expensed $86,728.

    On April 30, 2012, the Company hired a Director of Engineering. Under the terms of the employment offer letter agreement, the Director of Engineering receives an annual salary of $115,000 and will be eligible to participate in our existing benefit programs. As additional compensation, the Company granted options to purchase 800,000 shares of common stock with an exercise price of $0.45 per share that vest quarterly in arrears over three years. Employment is terminable by either party at any time, with or without cause. The options were valued at $118,640 using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual comparative companies volatility due to the stock being thinly traded of 101%, risk free interest rate of .39%, and expected life of four years using the simplified method. For the year ended December 31, 2012 the Company expensed $9,887.

		Weighted Avg. Exercise
Options:	Shares	Price
Balance, December 31, 2011	4,100,000	$0.275
Granted	5,700,000	0.71
Exercised	—	—
Forfeited	(7,050,000)	0.63
Balance at December 31, 2012	2,750,000	$0.275

Options exercisable at December 31, 2012	1,960,656	$0.275

    The following table summarizes information about options for the Company as of December 31, 2012:

	2012 Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Exercise Price
$0.275	2,750,000	3.838	$0.275	1,960,656	$0.275

(F-12)

    12. Warrants

    The following tables summarize all warrant grants for the year ended December 31, 2012, and the related changes during this period.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2011	20,879,412	$0.92
Granted	4,448,000	0.28
Exercised	—	—
Expired	(668,622)	0.38
Balance at December 31, 2012	24,658,790	0.26
Warrants Exercisable at December 31, 2012	24,658,790	$0.26

    In connection with a private placement in 2007, the Company issued 13,976,180 warrants with an exercise price of $1.05 that expires between March 1, 2012 to March 15, 2017. The exercise price and number of warrant shares issuable upon exercise of the warrants are subject to adjustment from time to time for stock dividends and splits and fundamental transactions, which include a merger or consolidation or any sale of all or substantially all of the Company’s assets, any tender offer or exchange offer is completed pursuant to which holders of the Company’s common stock are permitted to tender or exchange their shares for other securities, cash or property, or any reclassification of the Company’s common stock or any compulsory share exchange pursuant to which the Company’s common stock is effectively converted into or exchanged for other securities, cash or property. The warrants also contain a cashless exercise provision. In the case of a fundamental transaction, the warrant holders will be entitled to rights equivalent to the common shareholders as if the warrant shares were issued immediately prior to the fundamental transaction. The investor warrants also provide that if the Company offers or sells stock in a subsequent equity sale at a price below the warrant exercise price then in effect, then the number of warrant shares issuable will be increased such that the aggregate exercise price of the warrants, after taking into account an equivalent price decrease, shall be equal to the aggregate exercise price prior to such adjustment (“reset provision”). Under ASC 815-40-15, the Company is required to account for warrants with reset provisions when the following three items are present (1) one or more underlying amounts or payments are required (2) no initial net investment or an initial net investment that is smaller than would be required for other types of contracts (3) its terms require or permit net settlement, it can be readily settled net by means outside the contract or it provides for delivery of an asset that puts the recipient in a position not substantially different from the net settlement. ASC 815-40-15 further defines the requirement that the assets are readily convertible to cash. Due to the lack of a public market for the Company’s securities, the Company determined that the warrants were not readily convertible to cash and therefore no derivative liability has been recorded. As of December 31, 2012, the total warrants outstanding in connection with this 2007 private placement are 790 warrants with a weighted average exercise price of $0.39 per share.

    13. Income tax

    The Company’s income tax expense differs from the “expected” tax expense for federal income tax purpose by applying the Federal & State blended rate of 37.63% as follows:

	For the year ended	For the period ended
	December 31, 2012	December 31, 2011

Expected income tax benefit (expense) at the statutory rate of 37.63%	$(948,492)	(313,003)
Tax effect of expenses that are not deductible for income tax purposes	333,237	102,906
Change in valuation allowance	615,255	210,097

Provision for income taxes	$—	—

The components of deferred taxes assets are as follows:
	2012	2011

Deferred tax asset:
Net operating loss carryforwards	$2,193,334	558,321
Effective tax rate	37.63%	37.63%
Deferred taxes assets	825,352	210,097
Valuation allowance	(825,352)	(210,097)

Deferred taxes assets, net	$—	—

    As of December 31, 2012, the Company has a net operating loss carry forward of approximately $2,193,334 (2011 – 558,321) available to offset future taxable income through 2032.  This results in deferred tax assets of approximately $825,352 (2011 – 210,097) as of December 31, 2012. The valuation allowance at December 31, 2012 was approximately $825,352 (2011 – 210,097). The change in the valuation allowance for the year ended December 31, 2012 was an increase of $615,255.

    The Company’s federal income tax return for the year ended December 31, 2012 is subject to examination by the Internal Revenue Service.

    14. Commitments and contingencies

    (A) Lease agreement

    The Company is committed under operating lease agreement for the rental of its premises. The minimum annual future lease payment is from approximately $124,800 in year one to approximately $135,800 in year five. The lease will be terminated on December 31, 2016.

    (B) Contingencies

    The Company is a defendant in an action commenced by the Company’s former Chief Operating Officer, who filed a complaint against the Company in October 2012 for non-payment of wages, vacation time and waiting time penalties under the California Labor Code Section 203. The plaintiff is seeking $71,918 in base salary, $5,308 in wages for accrued vacation time and $17,309 in waiting time penalties, for an aggregate of $94,535, together with reasonable attorney’s fees. The Company is seeking a dismissal of the lawsuit citing that the former COO’s employment agreement, which is the basis of the claims, provides that it the 15th Judicial Circuit of Florida is the venue and exclusive forum in which to adjudicate any case or controversy that arises in connection with the employment agreement. The Company intends to vigorously defend this action.

    15. Financial Instruments

    (A) Fair Values

    The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, accrued salaries payable, liquidated damages payable, contingent liabilities, convertible note payable, convertible note payable – related party, and derivative liabilities. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments.

    The carrying values of the Company’s cash, accounts receivable, accounts payable, accrued liabilities, accrued salaries payable, liquidated damages payable, contingent liabilities approximate their fair value due to their short-term nature.

    The Company’s convertible note payable and convertible note payable – related party are measured at amortized cost based upon management’s best estimate of interest rates that would be available to the company for similar financial

    The derivative liabilities are stated at their fair value as a level 3 measurement. The Company used a Black-Scholes model to determine the fair values of these derivative liabilities. See Note 5 for the Company’s assumptions used in determining the fair value of these financial instruments.

    (B) Liquidity Risk

    Liquidity risk is the risk that the Company’s cash flows from operations will not be sufficient for the Company to continue operating and discharge is liabilities. The Company is exposed to liquidity risk as its continued operation is dependent upon its ability to obtain financing, either in the form of debt or equity, or achieving profitable operations in order to satisfy its liabilities as they come due.

(F-13)

    16. Subsequent Events

    (A) Share Exchange Transaction

    On February 5, 2013 the Company finalized a share exchange agreement whereby the Company issued 1,702,235,971 exchangeable shares for 100% of the common stock of Eco-Shift Power Corp., a Canadian corporation. The exchangeable shares are exchangeable at the option of the holder, each into one share of common stock of the Company. In addition the Company issued one Series B Preferred share, the terms of which are detailed below.

    As a result of the Share Exchange, Eco-Shift Power Corp. is now a wholly-owned subsidiary of the Company. This transaction will be accounted for as reverse merger.

    (B) Note Modification

    Concurrently with the closing of the Share Exchange, the Company entered into a modification agreement (the “Amendment”) to that Certain Convertible Promissory Note (the “Note”) originally issued on October 26, 2012, by the Company in favor of Asher Enterprises, Inc. (“Asher”) in the principal amount of $63,000. The Note was subsequently assigned to Linear Group Holdings, Inc. (“Linear”) pursuant to that certain Assignment Agreement dated February 8, 2013 (the “Assignment Agreement”), by and among Asher, Linear and the Company. Pursuant to the Amendment, the Note shall be convertible at the option of Linear into an aggregate amount of 632,260,655 shares of the Company’s common stock.

    (C) Increase in Authorized Capital

    The Certificate of Incorporation of the Company authorizes the issuance of up to 5,000,000 shares of preferred stock and further authorizes the Board of Directors to fix and determine the designation, preferences, conversion rights, or other rights, including voting rights, qualifications, limitations, or restrictions of the preferred stock. On January 31, 2013, the Board approved by unanimous written consent an amendment to the Company’s Certificate of Incorporation to designate the rights and preferences of the Series B Preferred.

    (D) Certificate of Designation

    On February 1, 2013, the Company filed the Certificate of Designation with the State of Delaware Secretary of State pursuant to which the Company set forth the designation, powers, rights, privileges, preferences and restrictions of the Series B Preferred.

    Among other things, the share of the Series B Preferred has voting rights equal to the number of Exchangeable Shares that are issued and outstanding as of the record date, except for any Exchangeable Shares owned by any subsidiary of the Company. The Company has authorized one (1) share of Series B Preferred.

    (E) Discontinued Operations

    Subsequent to the Share Exchange and the commencement of the Eco-Shift Power Corp. business operations, the Company decided to discontinue the mobile coupon subscription operations.

    (F) Sales of Common Stock

    In March 2013, the Company issued 6,200,000 shares of common stock in a private placement to seven accredited investors. The price of the common stock was $0.05 per share, and the Company received proceeds of $310,000.