Form 10-K/A
period 2012-12-31
SimplePons, Inc.
filed 2013-05-10
CIK 885475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 1)

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

Documents Incorporated By Reference: None.

(1)

Explanatory Note

This Amendment No. 1 (this “Amendment”) to SimplePons, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013 (the “Form 10-K”), is being filed with the limited purpose of amending the Report of Independent Registered Public Accounting Firm (the “Report”) from the Company’s auditor for 2011 on page F-3 as the original Form 10-K included the Report on the letterhead of the auditor’s predecessor company. This Amendment includes the Report on the correct letterhead of the auditor’s new company. This Amendment does not amend or otherwise update any other information in the original Form 10-K. Accordingly, this Amendment should be read in conjunction with the original Form 10-K.

(2)

SIMPLEPONS, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2012

(3)

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

(4)

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

(5)

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

(6)

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

(7)

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

(8)

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

(9)

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

(10)

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

(11)

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

(12)

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

(13)

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

(14)

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

* filed herewith

** In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Annual Report on Form 10-K/A shall be deemed “furnished” herewith and not “filed.”

(15)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMPLEPONS, INC.

Date: May 10, 2013	By:	/s/ Gilbert Wood
Name: Gilbert Wood
Title: Chief Executive Officer(Principal Executive Officer)

Date: May 10, 2013	By:	/s/ James Hughes
Name: James Hughes
Title: Chief Financial Officer(Principal Financial Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gilbert Wood	Chief Executive Officer, President and Director	May 10, 2013
Gilbert Wood

/s/ James Hughes	Chief Financial Officer and Director	May 10, 2013
James Hughes

(16)

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

/s/ DNTW Toronto LLP

Licensed Public Accountants

Markham, Ontario, Canada

April 15, 2013

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of: SimplePons, Inc.

W e have audited the accompanying consolidated balance sheet of SimplePons, Inc. and Subsidiary (the “Company”) as of December 31, 2011 and the related consolidated statement of operations, changes in stockholders’ equity and cash flows for the period from February 7, 2011 (Inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

W e conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

I n our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of SimplePons, Inc. as of December 31, 2011 and the results of its operations and its cash flows for the period from February 7, 2011 (Inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Liggett, Vogt & Webb, P.A.

LIGGETT, OGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida March 26, 2012

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

F-11

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

F-12

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