Form 10-Q
period 2013-03-31
SimplePons, Inc.
filed 2013-06-07
CIK 885475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________.

Commission File Number 000-54507

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

As of May 30, 2013, we had 104,670,870 shares outstanding of common stock, par value $0.01 per share.

(1)

SIMPLEPONS, INC.

FORM 10-Q

(2)

PART 1 – FINANCIAL INFORMATION

Item 1 – consolidated financial statements (unaudited)

SIMPLEPONS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

(Expressed in United States Dollars)

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
	$	$
ASSETS
Cash	25,026	1,761
Account receivables	111,589	105,050
Inventory	137,623	166,428
Advances and deposits	76,973	78,264
Investment tax credit recoverable	24,645	25,030
Prepayments	10,338	3,015
Total Current Assets	386,194	379,548
Property and equipment	13,708	13,993
Total Assets	399,902	393,541

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness	—	59,873
Accounts payable and accrued liabilities	304,643	442,149
Customer deposits	13,162	123,050
Liquidated damages payable [note 5]	29,600	—
Contingent liabilities [note 6]	242,225	—
Advances from shareholders [note 7]	203,668	315,821
Convertible notes payable [note 8]	101,984	—
Promissory notes payable [note 9]	797,526	438,386
Total Current Liabilities	1,692,808	1,379,279

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1 share outstanding as of March 31, 2013 and Nil shares as of December 31, 2012.	1	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 94,170,870 common shares (December 31, 2012 - Nil) and 1,702,235,971 exchangeable shares (December 31, 2012 - 1,702,235,971) outstanding as of March 31, 2013.	17,964,069	17,022,360
Accumulated other comprehensive loss	(9,142)	(26,744)
Accumulated deficit	(19,247,834)	(17,981,354)
Total Stockholders' Deficit	(1,292,906)	(985,738)
Total Liabilities and Stockholders' Deficit	399,902	393,541

Commitments [note 12]

See accompanying notes

SIMPLEPONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Expressed in United States Dollars)

(Unaudited)

	Three months	Three months
	ended March 31,	ended March 31,
	2013	2012
	$	$

REVENUE	261,651	380,862
COSTS OF SALES	110,852	247,745
GROSS PROFIT	150,799	133,117

EXPENSES
Salaries and benefits	149,913	172,586
Professional fees	50,929	24,947
Interest and bank charges	32,437	6,794
Rent and occupancy	24,016	20,669
Travel	11,095	19,136
Repair and maintenance	8,351	10,780
Telecommunications	7,908	13,139
Marketing and advertising	4,030	4,537
Other operating expenses	29,550	23,252
	318,229	295,840
Net loss for the period before income taxes	(167,430)	(162,723)
Income taxes	—	—
Net loss for the period	(167,430)	(162,723)
Foreign currency translation adjustment	17,602	3,035
Comprehensive loss	(149,828)	(159,688)
Loss per share, basic and diluted	(0.00)	(0.00)

Weighted average number of
common shares outstanding	1,756,199,054	1,702,235,971

See accompanying notes

SIMPLEPONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Expressed in United States Dollars)

(Unaudited)

	Three months	Three months
	ended March 31,	ended March 31,
	2013	2012
	$	$
OPERATING ACTIVITIES
Net loss for the period	(167,430)	(162,723)
Net change in non-cash working capital balances:
Account receivables	(8,745)	(115,120)
Inventory	25,594	59,883
Advances and deposits	(307)	(137,179)
Investment tax credits recoverable	(5,039)	(1,248)
Prepayments	(7,438)	(11,606)
Accounts payable and accrued liabilities	(240,524)	(69,874)
Cash used in operating activities	(403,889)	(437,867)

INVESTING ACTIVITY
Purchase of property and equipment	—	(1,097)
Cash used in investing activity	—	(1,097)

FINANCING ACTIVITIES
Bank indebtedness	(59,075)	41,729
Customer deposits	40,603	276,792
Proceeds from issuance of shares	310,000	—
Promissory notes payable	368,448	76,900
Advances from shareholders	(181,926)	9,187
Cash provided by financing activities	478,050	404,608
Effect of exchange rate changes on cash	(50,896)	9,557
Net increase (decrease) in cash during the period	23,265	(34,356)
Cash, beginning of the period	1,761	26,789
Cash, end of period	25,026	1,990

See accompanying notes

SIMPLEPONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Expressed in United States Dollars)

(Unaudited)

1. NATURE OF OPERATIONS

Simplepons, Inc. (the “Company”) is a Delaware corporation formed on February 7, 2011. The Company was in the business of the sale of coupon books and was developing a mobile coupon subscription that solves the problem of leaving your coupons at home. On February 5, 2013, the Company completed a business combination and subsequently the Board of Directors discontinued the existing coupon subscription business as explained below.

Eco-Shift Power Corp. ("Eco-Shift") was incorporated on May 15, 2008 under the laws of the Province of Ontario, Canada.  The company is primarily engaged in developing, selling and distributing electrical lighting products.

On February 5, 2013 the Company finalized a share exchange agreement whereby the Company issued 1,702,235,971 exchangeable shares for 100% of the common stock of Eco-Shift (the “Share Exchange”). The exchangeable shares are exchangeable at the option of the holder, each into one share of common stock of the Company. In addition the Company issued one share of the Company’s Series B Preferred Stock (the “Series B Preferred”), the terms of which are explained in note 10.

As a result of the Share Exchange, Eco-Shift is now a wholly-owned subsidiary of the Company. This transaction has been accounted for as reverse merger.

Consequently, the assets and liabilities and the historical operations reflected in the consolidated financial statements for the periods prior to February 5, 2013 are those of Eco-Shift and are recorded at the historical cost basis. After February 5, 2013, the Company’s consolidated financial statements include the assets and liabilities of both Eco-Shift and the Company and the historical operations of both after that date as one entity.

2. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Eco-Shift’s audited financial statements and notes thereto included in Form 8-K/A filed with the SEC on June 4, 2013.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein.  Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in Eco-Shift’s audited financial statements for 2012 as included in the Form 8-K/A filed on June 4, 2013 have been omitted.

3. GOING CONCERN

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced losses from operations since inception that raise substantial doubt as to its ability to continue as a going concern.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional equity investment in the Company.  Management is pursuing various sources of financing. In the event the Company is not able to raise the necessary equity financing, the Company intends to seek stockholder loans or debt financing, as needed, until profitable operations are attained.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Fair Value of Financial Instruments

The carrying value of the Company's cash, accounts receivable, investment tax credits recoverable, bank indebtedness, accounts payable and accrued liabilities, customer deposits, liquidated damages payable advances from stockholders, notes payable and convertible notes approximate fair value because of the short-term maturity of these instruments.

Recently issued accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that recently issued accounting pronouncements adopted do not have a material impact on its financial position or results of operations.

5. LIQUIDATED DAMAGES PAYABLE

Pursuant to the Company’s private placement completed during the year ended December 31, 2012 in the gross amount of $370,000, as of December 31, 2012 purchasers under the private placement (the “Holders”) are entitled to liquidated damages if a registration statement covering the resale of the 1,480,000 shares of common stock sold under the private placement (the “Registrable Securities”) is not filed within 60 days of the termination date of the private placement on May 15, 2012 and declared effective within 150 days of the termination date. The Company shall make pro rata payments to each Holder, in an amount equal to 1.0% of the aggregate amount invested by such Holder (based upon the number of Registrable Securities then owned by such Holder) for each 30-day period or pro rata for any portion thereof following the date by which such Registration Statement should have been filed or effective (the “Blackout Period”).

Such payments can be made in cash or shares of common stock with the fair market value on the date of issuance and shall constitute the Holder’s exclusive monetary remedy for such events, but shall not affect the right of the Holder to seek injunctive relief. The amounts payable as liquidated damages shall be paid monthly within ten (10) business days of the last day of each month following the commencement of the Blackout Period until the termination of the Blackout Period. Such payments shall be made to each holder at the sole option of the Company in either cash or shares of common stock. As of March 31, 2013, the Company has accrued ten months of liquidated damages payable in the amount of $29,600.

6. CONTINGENT LIABILITIES

As of March 31, 2013, the Company had contingent liabilities in amount of $94,535 in connection with the lawsuit filed by the Company’s former Chief Operating Officer. On October 17, 2012, the former Chief Operating Officer filed the complaint against the Company for non-payment of wages, vacation time and waiting time penalties under the California Labor Code Section 203. He is seeking $71,918 in base salary, $5,308 in wages for accrued vacation time and $17,309 in waiting time penalties, for an aggregate of $94,535, together with reasonable attorney’s fees.

Eco-Shift has been named as a co-defendant in a claim by a customer, who is seeking damages of $10,000,000 CAD ($9,846,000 USD) and return of a deposit of $150,000 CAD ($147,690 USD) which was received by the company under a Value-Added Reseller arrangement. The company has filed a counterclaim against the customer for damages of $9,548,560 ($9,401,512 USD) resulting from the plaintiff’s breach of contract plus punitive damages of $1,000,000 CAD ($984,600 USD) for negligence and loss of business reputation. Management of the company believes these claims are without merit and has accrued $150,000 CAD ($147,690 USD) in the financial statements in regards to this claim, as management believes this represents the maximum amount the company may ultimately be required to pay.

7. ADVANCES FROM SHAREHOLDERS

The advances from shareholders are unsecured, interests bearing and due on demand. Interest of $2,226 (2012: $0) were charged by the shareholders.

SIMPLEPONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Expressed in United States Dollars)

(Unaudited)

8. CONVERTIBLE NOTES PAYABLE

The Company accounts for its convertible notes in accordance with ASC Topic 470, Debt, as it pertains to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  Under the accounting guidance, convertible debt instruments that may be settled entirely or partially in cash upon conversion are required to be separated into liability and equity components, with the liability component amount determined in a manner that reflects the issuer’s non-convertible debt borrowing rate. The value assigned to the liability component is determined by measuring the fair value of a similar liability that does not have an equity conversion feature. The value assigned to the equity component is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount (the non-cash discount) is amortized to interest cost using the effective interest method over the term of the debt agreement.  In addition, transaction costs incurred that directly relate to the issuance of convertible debt instruments must be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively

a. Asher Note

On October 26, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) pursuant to which the Company sold Asher a $63,000 principal amount convertible promissory note (“Asher Note”) and received gross proceeds of $63,000. The Asher Note bears an interest rate of 8% per annum and is due on July 24, 2013. Asher has an option to convert all or any portion of the accrued interest and unpaid principal balance of the Asher Note into the common stock of the Company or its successors, at 58% of the market price, no sooner than April 24, 2013.

The Company accounts for convertible note payable in accordance with the FASB Accounting Standards Codification No. 815, Derivatives and Hedging, since the actual number of shares of common stock shall be convertible cannot be predicted, and then the conversion feature is not indexed to the Company’s common stock and cannot be classified in equity.

Concurrently with the closing of the Share Exchange, the Company entered into a modification agreement (the “Amendment”) to the Asher Note. The Asher Note was subsequently assigned to Linear Group Holdings, Inc. (“Linear”) pursuant to that certain Assignment Agreement dated February 8, 2013 (the “Assignment Agreement”), by and among Asher, Linear and the Company. Pursuant to the Amendment, the Asher Note shall be convertible at the option of Linear into an aggregate amount of 632,260,655 shares of the Company’s common stock.

Since the actual number of shares of common stock shall be convertible has been fixed due to the Amendment, the conversion feature is indexed to the Company’s common stock and should be classified in equity. The amendment results a modification with substantially different terms, which requires the convertible note payable shall be accounted for as debt extinguishment in accordance with FASB Accounting Standards Codification No. 470, Debt with conversions and other options. FASB Accounting Standards Codification 470 requires all of the unamortized discount remaining at the date of extinguishment shall be recognized immediately at that date as interest expense and the derivative liabilities should be derecognized because the Company no longer has the obligation.

The Company accounts for the Amendment in accordance with FASB Accounting Standards Codification No. 470, as it pertains to accounting for convertible debt instruments that may be settled in cash upon conversion.  Management estimates the fair value of the liability component to be $61,476 assuming a 18% non-convertible borrowing rate. The difference between the fair value of liability component and principal amount is $1,524, which is recorded as a debt discount and as an increase to additional paid-in capital as of the Amendment date. The discount is being accreted to interest expense over the term to maturity. Accretion expense of $508 is recognized for the three months ended March 31, 2013 and is presented within interest expense on the consolidated statement of operations.

b. Seto Note

On January 24, 2012, the Company entered into a 4% convertible promissory note with its former officer in the amount of $40,000 (“Seto Note”). The note is due on January 24, 2013. Prior to the maturity date, the Company has the option to convert the principle and accrued interest into shares of the Company’s common stock at $0.10 per share. The fair value of the conversion was equal to the Company’s stock price on the date of issuance and no beneficial conversion was recorded.

On March 31, 2013, the Company was in default on the repayment of the convertible debenture.

9. PROMISSORY NOTES PAYABLE

Promissory notes outstanding as of December 31, 2012 totaled $438,386, of which, the Company repaid a note for $16,161 during the three months ended March 31, 2013. The details of the promissory notes issued during the three months ended March 31, 2013 are as follows:

Date of	Date of	Amount	Rate of	Repayment	Security
issuance	maturity	$	interest	terms
January 9, 2013	December 11, 2013	94,522	12%	N/A	Net assets of the Company
January 11, 2013	December 11, 2013	73,845	12%	N/A	Net assets of the Company
January 15, 2013	December 11, 2013	3,938	12%	N/A	Net assets of the Company
January 29, 2013	January 29, 2014	191,997	12%	N/A	Net assets of the Company
March 15, 2013	December 11, 2013	24,615	12%	N/A	Net assets of the Company
		388,917

Promissory notes amounting to $175,000 have been issued to close family members of the shareholders.

As of March 31, 2013 the Company was in default on two promissory notes totaling $137,844. The default arose upon collecting accounts receivable that served as collateral for the promissory notes, and subsequently failing to repay the notes as required under the terms of the contract. The lender agreed to recollateralize the notes on May 28, 2013 with the account receivable of a new client order totaling $1,047,823.

10. CAPITAL STOCK

On February 5, 2013 the Company finalized a share exchange agreement whereby the Company issued 1,702,235,971 exchangeable shares for 100% of the common stock of Eco-Shift. The exchangeable shares are exchangeable at the option of the holder, each into one share of common stock of the Company. In addition the Company issued one Series B Preferred share, the terms of which are explained below.

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

In January and February 2013, the Company issued 6,200,000 shares of common stock in a private placement to seven accredited investors. The price of the common stock was $0.05 per share, and the Company received proceeds of $310,000.

11. RELATED PARTY TRANSACTIONS

The Company's transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company's business.

Other than those disclosed elsewhere in the financial statements, there are no other related party transactions.

12. COMMITMENTS

The Company leases premises under an operating lease with a five year term in Cambridge, Ontario. Minimum lease commitments under the lease as at March 31, 2013 were:

2013	$80,414
2014	81,942
2015	83,103
2016	83,103
2017	41,857
$370,419

13. SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2013 interest of $11,461 (2012: $0) and income taxes of $0 (2012: $0) were paid.

14. SUBSEQUENT EVENTS

On May 28, 2013, the Board of Directors of the Company, via an unanimous written consent, approved to increase the authorized shares of common stock of the Company from 400,000,000 to 3,000,000,000. As of the date of this filing, this action has not yet been effectuated.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” and negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties associated with such forward-looking statements. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about business strategies; future cash flows; financing plans; plans and objectives of management; future cash needs; future operations; business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

(3)

Plan of Operation

The Company focuses on the operations of its wholly-owned subsidiary, Eco-Shift, which has been establishing a base of operations in the South and Central Ontario, Canada region for the past 5 years, refining its unique sales process which, amongst other things, targets the “C” level stratum of medium to large industrial and commercial enterprises with its unique consultative approach to the light retrofit sales opportunities whereby all four lighting technologies (Fluorescent, Induction, LED and HID) are presented, carefully avoiding any apparent bias as to which technology we favour.  Our unique light assessment process, followed by a thorough “Life Cycle Analysis” and a very detailed presentation booklet which explains the technology we’ve recommended and incorporates the photometry and light design elements that support our planned light output level predictions.  This provides the recipient with a perfect package to present to their board of directors who requires such input to enable them to make an “informed” decision.  Furthermore, we make it clear that we are a “Full Service” provider in that we don’t just recommend light retrofit programs, we can and do handle the logistics of purchasing and installing the appropriate products for those light retrofit projects.  We plan to recruit additional technical sales professionals who will expand that territory to include the balance of the Canadian marketplace.

In addition, we plan on expanding that territory to include the U.S. by way of a 2 phase process.  The initial research phase will focus on gaining an in-depth understanding of the key political, economic and competitive business drivers for the US market on a state by state basis.  The objective of Phase I is to develop a clear understanding of regional markets then generate a list of segmentation variables to be used in the development of a go to market strategy.  Phase 2 will consist of a more detailed examination of the options developed in Phase I followed by the development of detailed execution and rollout plans for each of the key regions. The plans include establishing a strategic alliance with an established business in the California area that is already in the industry that Eco-Shift is in and training the staff of that business and assisting in the recruiting of additional sales staff. And, working the area of the U.S. that is within 8 hours drive time from Eco-Shift’s headquarters located in Cambridge Ontario Canada to recruit and train professional sales staff in those areas. Those states include Michigan, Illinois, New York, Ohio, Pennsylvania, Connecticut, Massachusetts, New Jersey and Wisconsin.

Eco-Shift plans to launch a number of private labeled products in 2013.  The premier product will be our own “white labelled” Electronic HID ballast with the trade name “NETZERO”.  Management believes that by private labeling and the building of our own brand, Eco-Shift’s market awareness will significantly increase.  Furthermore Eco-Shift believes it will be easily differentiated from other solution providers since the “NETZERO” product will cover the full range of high wattages from 250 to 575, will incorporate motion sensors and daylight harvesting features, will carry a full 3 year warranty, will have a very low failure rate which will be published on our web site and will incorporate the most comprehensive and user-friendly light management system in the industry.

Lastly, Eco-Shift recently secured a purchase order from a large company that manufactures railway cars for a light retrofit projects that exceeds $1 million which is anticipated to commence in July 2013. In addition, we believe that we are close to closing a major lighting project for approximately the same amount which, if secured, we anticipate to commence in the late summer or early fall of 2013.

COMPARISON OF OPERATING RESULTS

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

Revenue. Revenue decreased by $119,211 to $261,651 for the three months ended March 31, 2013 from $380,862 for the three months ended March 31, 2012. The decrease resulted from a decrease in part sales from $338,339 for the three months ended March 31, 2012 to $183,196 for the three months ended March 31, 2013 and installation revenue from $36,310 for the three months ended March 31, 2012 to $34,651 for the three months ended March 31, 2013. These decreases were mainly due to our focus having shifted in 2013 to the completion of the reverse merger and securing additional capital and lines of credit, whereas our focus in 2012 was dedicated exclusively to sales. In addition, during the first 3 months of 2013 we were also engaged in the process of replacing existing sales staff with more sophisticated and technically competent sales professionals that fit our growth plans for moving in to the US market and beyond.

(4)

COMPARISON OF OPERATING RESULTS (continued)

Cost of Goods Sold.  Cost of goods sold was $110,852 for the three months ended March 31, 2013, compared to $247,745 for the three months ended March 31, 2012, a decrease of $136,893 from the prior period.  The decrease in cost of goods sold was almost in line with the decrease in revenue in the current period as compared to previous period.

Expenses. Expenses increased to $318,229 for the three months ended March 31, 2013 from $295,840 for the three months ended March 31, 2012. Increase in overall expenses of $22,389 was mainly due to increase in professional fees and interest and bank charges. Professional fees increased from $24,947 for the three months ended March 31, 2012 to $50,929 for the three months ended March 31, 2013, mainly due to the Company’s reverse merger plans. Interest and bank charges increased from $6,794 for the three months ended March 31, 2012 to $32,437 for the three months ended March 31, 2013, mainly due to issuance of promissory notes to finance the operations of the Company.

Net loss. During the three months ended March 31, 2013, we incurred a net loss of $167,430 as compared to a net loss of $162,723 during the three months ended March 31, 2012.  The major reason for the increase in net loss in the current period as compared to the previous period is primarily due to the increase in expenses as explained in the above paragraph.

Liquidity and Capital Resources

As of March 31, 2013, the Company had total assets of $399,902, which included total current assets of $386,194, consisted of cash of $25,026, accounts receivable of $111,589, inventory of $137,623, advances and deposits of $76,973, income taxes recoverable of $24,645, prepayments of $10,338 and property and equipment of $13,708.

The Company had total liabilities of $1,692,808 as of March 31, 2013, which were all classified as current. Current liabilities consisted of accounts payable and accrued liabilities of $304,643, customer deposits of $13,162, liquidated damages payable of $29,600, contingent liabilities of $242,225, advances from shareholders of $203,668, convertible notes payable of $101, 984 and promissory notes payable of $797,526.

 The Company had a working capital deficit of $1,306,614 and an accumulated deficit of $19,247,834 as of March 31, 2013.

Net cash used in operating activities. During the three months ended March 31, 2013, the Company used $403,889 of net cash in operating activities compared with using $437,867 of net cash in operating activities for the three months ended March 31, 2012. The decrease of $33,978 was mainly because of the change in composition of working capital.

Net cash provided by financing activities. During the three months ended March 31, 2013, net cash provided by financing activities of $478,050 consisted of proceeds from issuance of shares of $310,000, proceeds from issuance of notes of $368,448 offset by decrease in bank indebtedness of $59,075 and advances from shareholders of $181,926.

Need For Additional Capital

The Company has experienced losses from operations since inception that raise substantial doubt as to its ability to continue as a going concern.  The Company will need to raise additional funding to complete its Plan of Operations and repay the notes described above.  The Company’s operations do not currently produce sufficient operating cash to support the Company’s operations without additional funding. If the Company is unable to raise adequate working capital it will be restricted in the implementation of its business plan and may be forced to cease filing reports with the SEC.

(5)

Need For Additional Capital (continued)

The Company’s consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has experienced losses from operations and has negative working capital as of March 31, 2013.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Moving forward, we plan to seek out additional debt and/or equity financing (similar to the Convertible Notes and/or Promissory Notes) to pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and to affect our plan of operations (as described above); however, we do not currently have any specific plans to raise such additional financing at this time.  The sale of additional equity securities, if undertaken by the Company and if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that future financing will be available in amounts or on terms acceptable to us, or at all.

There can be no assurance that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.   Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified and continue to have the following material weaknesses in our internal controls over financial reporting: we currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Additionally, due to the fact that we have only three officers and directors who have no experience as officers or directors of a reporting company, such lack of experienced personnel may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our consolidated financial statements and an inability to provide accurate and timely financial information to our stockholders.

To address the need for more effective internal controls, management has plans to improve the existing controls and implement new controls as our financial position and capital availability improves.

(b)           Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

(6)

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company’s wholly-owned subsidiary, Eco-Shift, has been named as a co-defendant in a claim by a customer, who is seeking damages of $10,000,000 CAD ($9,846,000 USD) and return of a deposit of $150,000 CAD ($147,690 USD) which was received by the company under a Value-Added Reseller arrangement. The company has filed a counterclaim against the customer for damages of $9,548,560 ($9,401,512 USD) resulting from the plaintiff’s breach of contract plus punitive damages of $1,000,000 CAD ($984,600 USD) for negligence and loss of business reputation. Management believes these claims are without merit and that the maximum amount the company may ultimately be required to pay is $150,000 CAD ($147,690 USD).

Other than the matters described above and previously disclosed in the Company’s Annual Report on Form 10-K/A, filed with the SEC on May 10, 2013, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K/A, filed with the SEC on May 10, 2013 and investors are encouraged to read and review the risk factors included in the Annual Report on Form 10-K/A prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2013, we have issued the following securities which were not registered under the Securities Act.  Unless otherwise indicated, all of the securities described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

In January and February 2013, the Company issued 6,200,000 shares of common stock in a private placement to seven accredited investors. The price of the common stock was $0.05 per share, and the Company received proceeds of $310,000 which will be used to meet working capital requirement.

(7)

Item 3. Defaults Upon Senior Securities.

As of March 31, 2013, the Company was in default on the repayment of the 4% convertible promissory note with its former officer in the amount of $40,000.

In addition, the Company was in default on two promissory notes totaling $137,844. The default arose upon collecting accounts receivable that served as collateral for the promissory notes, and subsequently failing to repay the notes as required under the terms of the contract. The lender agreed to re-collateralize the notes on May 28, 2013, with the account receivable of a new client order totaling $1,047,823.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Form of Voting and Exchange Trust Agreement, dated February 8, 2013, by and among SimplePons, Inc., Eco-Shift Call Corp., Eco-Shift Acquisition Corp. and Patriquin Law Professional Corporation (Incorporated by reference to the registrant’s Current Report on Form 8-K filed June 4, 2013).

2.2	Form of Rollover Agreement, dated February 8, 2013, by and between SimplePons, Inc. and each of Frank Yapuncic, Gilbert Wood, James Hughes, Jeff Preitauer, Patty Bates-Wood and certain other individuals, respectively (Incorporated by reference to the registrant’s Current Report on Form 8-K filed June 4, 2013).

2.3	Form of Support Agreement, dated February 8, 2013, by and among SimplePons, Inc., Eco-Shift Call Corp. and Eco-Shift Acquisition Corp. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed June 4, 2013).

3.1	Certificate of Incorporation of Eco-Shift Call Corp. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed June 4, 2013).

3.2	Certificate of Incorporation of Eco-Shift Acquisition Corp. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed June 4, 2013).

3.3	Certificate of Incorporation of Eco-Shift Power Corp. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed June 4, 2013).

3.4	Bylaws of Eco-Shift Call Corp. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed June 4, 2013).

3.5	Bylaws of Eco-Shift Acquisition Corp. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed June 4, 2013).

3.6	Bylaws of Eco-Shift Power Corp. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed June 4, 2013).

3.7	Certificate of Designation for Series B Preferred Stock (Incorporated by reference to the registrant’s Current Report on Form 8-K filed June 4, 2013).

4.1	Convertible Promissory Note, dated October 26, 2012, issued by SimplePons, Inc. in favor of Asher Enterprises, Inc. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed June 4, 2013).

10.1	Assignment Agreement, dated February 8, 2013, by and among Asher Enterprises, Inc., Linear Capital LLC and SimplePons, Inc. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed June 4, 2013).

10.2	Modification of Convertible Promissory Note, dated February 8, 2013, executed by SimplePons, Inc. and Linear Group Holdings, Inc. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed June 4, 2013).

16.1	Letter of Liggett, Vogt & Webb, P.A., dated March 11, 2013 (Incorporated by reference to the registrant’s Current Report on Form 8-K filed March 12, 2013).

17.1	Resignation Letter of Brian S. John (Incorporated by reference to the registrant’s Current Report on Form 8-K filed June 4, 2013).

17.2	Resignation Letter of Richard A. Miller (Incorporated by reference to the registrant’s Current Report on Form 8-K filed June 4, 2013).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

* Filed herewith

** In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

(8)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMPLEPONS, INC.

DATED: June 7, 2013	By: /s/ Gilbert Wood
Gilbert Wood
Chief Executive Officer

(9)