Form 10-Q
period 2013-06-30
SimplePons, Inc.
filed 2013-08-15
CIK 885475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 14, 2013, we had 105,170,870 shares outstanding of common stock, par value $0.01 per share.

(1)

SIMPLEPONS, INC.

FORM 10-Q

(2)

PART 1 – FINANCIAL INFORMATION

Item 1 – consolidated financial statements

SIMPLEPONS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

(Expressed in United States Dollars)

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
	$	$
ASSETS
Cash	1,857	1,761
Account receivables	60,224	105,050
Inventory	140,303	166,428
Advances and deposits	305,765	78,264
Investment tax credit recoverable	—	25,030
Prepayments	6,450	3,015
Total current assets	514,599	379,548
Property and equipment	13,244	13,993
Total assets	527,843	393,541

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Bank indebtedness [note 5]	10,989	59,873
Accounts payable and accrued liabilities	330,203	442,149
Customer deposits	—	123,050
Liquidated damages payable [note 6]	48,100	—
Contingent liabilities [note 7]	237,230	—
Advances from shareholders [note 8]	228,376	315,821
Convertible notes payable [note 9]	192,946	—
Promissory notes payable [note 10]	1,045,553	438,386
Total current liabilities	2,093,397	1,379,279

Stockholders' deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1 share outstanding as of June 30, 2013 and Nil shares as of December 31, 2012.	1	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 105,170,870 common shares (December 31, 2012 - Nil) and 1,702,396,382 exchangeable shares (December 31, 2012 - 1,702,396,382) outstanding as of June 30, 2013.	18,075,673	17,022,360
Additional paid-in capital	6,578	—
Accumulated other comprehensive loss	19,482	(26,744)
Accumulated deficit	(19,667,288)	(17,981,354)
Total stockholders' deficit	(1,565,554)	(985,738)
Total liabilities and stockholders' deficit	527,843	393,541

Commitments [note 13]
See accompanying notes

(3)

SIMPLEPONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

(Expressed in United States Dollars)

(Unaudited)

	Three months	Three months
	ended June 30,	ended June 30,
	2013	2012
	$	$
REVENUE	45,458	682,628
COSTS OF SALES	4,919	346,453
GROSS PROFIT	40,539	336,175
EXPENSES
Salaries and benefits	188,051	210,043
Marketing and advertising	3,716	13,209
Professional fees	85,856	26,602
Rent and occupancy	41,649	15,736
Interest and bank charges	31,138	10,434
Travel	13,597	22,788
Telecommunications	7,252	10,609
Repair and maintenance	6,951	6,653
Other operating expenses	20,704	10,323
	398,914	326,397
Net (loss) income for the period before income taxes	(358,375)	9,778
Income taxes	—	—
Net loss for the period	(358,375)	9,778
Foreign currency translation adjustment	28,624	(7,788)
Comprehensive loss	(329,751)	1,990
Loss per share, basic and diluted	(0.00)	0.00
Weighted average number of
common shares outstanding, basic and diluted	1,798,622,197	1,702,396,382
See accompanying notes

(4)

SIMPLEPONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Expressed in United States Dollars)

(Unaudited)

	Six months	Six months
	ended June 30,	ended June 30,
	2013	2012
	$	$
REVENUE	307,110	1,063,490
COSTS OF SALES	115,772	594,198
GROSS PROFIT	191,338	469,292
EXPENSES
Salaries and benefits	337,964	382,629
Marketing and advertising	7,746	17,746
Professional fees	136,785	51,549
Rent and occupancy	65,665	36,405
Interest and bank charges	63,575	17,228
Travel	24,692	41,924
Telecommunications	15,160	23,748
Repair and maintenance	15,302	17,433
Other operating expenses	50,254	33,575
	717,143	622,237
Net loss for the period before income taxes	(525,805)	(152,945)
Income taxes	—	—
Net loss for the period	(525,805)	(152,945)
Foreign currency translation adjustment	46,226	10,823
Comprehensive loss	(479,579)	(142,122)
Loss per share, basic and diluted	(0.00)	(0.00)
Weighted average number of
common shares outstanding, basic and diluted	1,777,725,624	1,702,396,382
See accompanying notes

(5)

SIMPLEPONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Expressed in United States Dollars)

(Unaudited)

	Six months	Six months
	ended June 30,	ended June 30,
	2013	2012
	$	$
OPERATING ACTIVITIES
Net loss for the period	(525,805)	(152,945)
Account receivables	40,567	(98,369)
Inventory	17,816	64,690
Advances and deposits	(239,752)	(66,455)
Income taxes recoverable	24,639	11,476
Prepayments	(3,721)	17,059
Accounts payable and accrued liabilities	91,828	23,359
Customer deposits	(120,515)	53,010
Cash used in operating activities	(714,943)	(148,175)
INVESTING ACTIVITY
Purchase of property and equipment	—	(1,091)
Cash used in investing activity	—	(1,091)
FINANCING ACTIVITIES
Bank indebtedness	(47,268)	(6,314)
Convertible notes payable	97,032	—
Promissory notes payable	751,772	49,720
Advances from shareholders	(72,995)	110,878
Cash provided by financing activities	728,541	154,284
Net (decrease) increase in cash during the period	13,598	5,018
Effect of foreign currency translation adjustment	(13,502)	(29,164)
Cash, beginning of the period	1,761	26,789
Cash, end of period	1,857	2,643
See accompanying notes

(6)

SIMPLEPONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2013

(Expressed in United States Dollars)

(Unaudited)

1. NATURE OF OPERATIONS

Simplepons, Inc. (the “Company”) is a Delaware corporation formed on February 7, 2011. The Company was in the business of the sale of coupon books and was developing a mobile coupon subscription that solves the problem of leaving your coupons at home. On February 5, 2013, the Company completed a business combination and subsequently the board of directors (the “Board”) discontinued the existing coupon subscription business as explained below.

Eco-Shift Power Corp. ("Eco-Shift") was incorporated on May 15, 2008 under the laws of the Province of Ontario, Canada.  The company is primarily engaged in developing, selling and distributing electrical lighting products.

On February 5, 2013 the Company finalized a share exchange agreement whereby the Company issued 1,702,396,382 exchangeable shares for 100% of the common stock of Eco-Shift (the “Share Exchange”). The exchangeable shares are exchangeable at the option of the holder, each into one share of common stock of the Company. In addition the Company issued one share of the Company’s Series B Preferred Stock (the “Series B Preferred”), the terms of which are explained in note 10.

As a result of the Share Exchange, Eco-Shift is now a wholly-owned subsidiary of the Company. This transaction has been accounted for as a reverse merger.

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Eco-Shift’s audited financial statements and notes thereto included in a current report on Form 8-K/A filed with the SEC on June 4, 2013.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein.  Operating results for the six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in Eco-Shift’s audited financial statements for 2012 as included in the current report on Form 8-K/A filed with the SEC on June 4, 2013 have been omitted.

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

(7)

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

5. BANK INDEBTEDNESS

Bank indebtedness represents cheques outstanding at period end.

6. LIQUIDATED DAMAGES PAYABLE

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

Such payments can be made in cash or shares of common stock with the fair market value on the date of issuance and shall constitute the Holder’s exclusive monetary remedy for such events, but shall not affect the right of the Holder to seek injunctive relief. The amounts payable as liquidated damages shall be paid monthly within ten (10) business days of the last day of each month following the commencement of the Blackout Period until the termination of the Blackout Period. Such payments shall be made to each holder at the sole option of the Company in either cash or shares of common stock. As of June 30, 2013, the Company has accrued thirteen months of liquidated damages payable in the amount of $48,100.

(8)

7. CONTINGENT LIABILITIES

As of June 30, 2013, the Company had total contingent liabilities of $237,230. Contingent liability in the amount of $94,535 represents contingency in connection with the lawsuit filed by the Company’s former Chief Operating Officer. On October 17, 2012, the former Chief Operating Officer filed the complaint against the Company for non-payment of wages, vacation time and waiting time penalties under the California Labor Code Section 203. He is seeking $71,918 in base salary, $5,308 in wages for accrued vacation time and $17,309 in waiting time penalties, for an aggregate of $94,535, together with reasonable attorney’s fees.

Eco-Shift has been named as a co-defendant in a claim by a customer, who is seeking damages of $10,000,000 CAD ($9,513,000 USD) and return of a deposit of $150,000 CAD ($142,695 USD) which was received by the company under a Value-Added Reseller arrangement. The company has filed a counterclaim against the customer for damages of $9,548,560 CAD ($9,083,545USD) resulting from the plaintiff’s breach of contract plus punitive damages of $1,000,000 CAD ($951,300 USD) for negligence and loss of business reputation. Management of the company believes these claims are without merit and has accrued $150,000 CAD ($142,695 USD) in the financial statements in regards to this claim, as management believes this represents the maximum amount the company may ultimately be required to pay.

8. ADVANCES FROM SHAREHOLDERS

The advances from shareholders are unsecured, non-interests bearing and due on demand.

9. CONVERTIBLE NOTES PAYABLE

The Company accounts for its convertible notes in accordance with ASC Topic 470, Debt, as it pertains to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  Under the accounting guidance, convertible debt instruments that may be settled entirely or partially in cash upon conversion are required to be separated into liability and equity components, with the liability component amount determined in a manner that reflects the issuer’s non-convertible debt borrowing rate. The value assigned to the liability component is determined by measuring the fair value of a similar liability that does not have an equity conversion feature. The value assigned to the equity component is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount (the non-cash discount) is amortized to interest cost using the effective interest method over the term of the debt agreement.  In addition, transaction costs incurred that directly relate to the issuance of convertible debt instruments must be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively

a. Linear Note

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

(9)

9. CONVERTIBLE NOTES PAYABLE (continued)

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

Since the actual number of shares of common stock shall be convertible has been fixed due to the Amendment, the conversion feature is indexed to the Company’s common stock and should be classified as equity. The amendment results in a modification with substantially different terms, which requires the convertible note payable shall be accounted for as debt extinguishment in accordance with FASB Accounting Standards Codification No. 470, Debt with conversions and other options. FASB Accounting Standards Codification 470 requires all of the unamortized discount remaining at the date of extinguishment shall be recognized immediately at that date as interest expense and the derivative liabilities should be derecognized because the Company no longer has the obligation.

The Company accounts for the Amendment in accordance with FASB Accounting Standards Codification No. 470, as it pertains to accounting for convertible debt instruments that may be settled in cash upon conversion. Management estimates the fair value of the liability component to be $61,476 assuming a 18% non-convertible borrowing rate. The difference between the fair value of liability component and principal amount is $1,524, which is recorded as a debt discount and as an increase to additional paid-in capital as of the Amendment date. The discount is being accreted to interest expense over the term to maturity. Accretion expense of $508 and $1,016 is recognized for the three and six months ended June 30, 2013 and is presented within interest expense on the consolidated statement of operations.

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

On June 30, 2013, the Company was in default on the repayment of the convertible debenture.

c. Eco-Shift Scientific Inc. Note

On June 17, 2013, the Company entered into a 10% convertible promissory note with Eco-Shift Scientific Inc., a Company owned by close family members of the CFO. The note is due on June 17, 2014. Prior to the maturity date, Eco-Shift Scientific Inc. has the option to convert the principle and accrued interest into shares of the Company’s common stock at $0.25 per share. Since the actual number of shares of common stock shall be convertible has been fixed due to the Amendment, the conversion feature is indexed to the Company’s common stock and should be classified as equity.

The Company accounts for the Eco-Shift Scientific Inc. note in accordance with FASB Accounting Standards Codification No. 470, as it pertains to accounting for convertible debt instruments that may be settled in cash upon conversion. Management estimates the fair value of the liability component to be $90,454 assuming a 18% non-convertible borrowing rate. The difference between the fair value of liability component and principal amount is $6,578, which is recorded as a debt discount and as an increase to additional paid-in capital as of June 17, 2013. The discount is being accreted to interest expense over the term to maturity.

(10)

10. PROMISSORY NOTES PAYABLE

Promissory notes outstanding as of December 31, 2012 totaled $438,386, of which, the Company repaid a note for $Nil and $16,161 during the three and six months ended June 30, 2013, respectively. Promissory notes issued during the three and six months ended June 30, 2013 amounts to $371,305and $696,763, respectively. The details of the promissory notes outstanding as at June 30, 2013 are as follows:

Date of	Date of	Amount	Rate of	Repayment
issuance	maturity	$	interest	terms	Security
March 15, 2010	N/A	47,565	4%	N/A	Net assets of the Company
March 15, 2010	N/A	47,565	4%	N/A	Net assets of the Company
June 10, 2010	N/A	23,782	10%	N/A	Net assets of the Company
February 1, 2012	N/A	47,565	10%	N/A	Net assets of the Company
November 20, 2012	N/A	71,348	3%	N/A	Net assets of the Company
November 28, 2012	N/A	61,835	3%	N/A	Net assets of the Company
December 11, 2012	December 11, 2013	47,565	12%	N/A	Net assets of the Company
December 11, 2012	December 11, 2013	47,565	12%	N/A	Net assets of the Company
January 9, 2013	December 11, 2013	91,325	12%	N/A	Net assets of the Company
January 11, 2013	December 11, 2013	71,348	12%	N/A	Net assets of the Company
January 15, 2013	December 11, 2013	3,805	12%	N/A	Net assets of the Company
January 29, 2013	January 15, 2014	185,503	12%	N/A	Net assets of the Company
March 15, 2013	December 11, 2013	23,782	12%	N/A	Net assets of the Company
May 13, 2013	November 15, 2013	137,500	10%	N/A	Net assets of the Company
May 13, 2013	November 15, 2013	137,500	10%	N/A	Net assets of the Company
		1,045,553

N/A – There is no maturity date of these promissory notes. Repayment is due when the Company has sufficient working capital to operate.

Promissory notes amounting to $175,000 have been issued to close family members of the shareholders.

(11)

11. CAPITAL STOCK

On February 5, 2013 the Company finalized a share exchange agreement whereby the Company issued 1,702,396,382 exchangeable shares for 100% of the common stock of Eco-Shift. The exchangeable shares are exchangeable at the option of the holder, each into one share of common stock of the Company. In addition the Company issued one Series B Preferred share, the terms of which are explained below.

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

Through an assignment agreement dated March 8, 2013 between the Company, a lender and holders of newly issued three promissory notes of $16,667 each, the lender assigned the original note dated May 5, 2012 to the holders of new promissory notes with certain amendments. During the quarter ended June 30, 2013, the holders of these promissory notes converted all the debts outstanding into 11,000,000 shares of common stock.

On July 19, 2013, the holder of the Series B Preferred through a unanimous written consent in lieu of a meeting authorized 1-for-50 stock split of the Company’s issued and outstanding shares of common stock. The effect of this stock split has been reflected retroactively. The Company’s issued and outstanding shares of common stock and exchangeable shares as of June 30, 2013, before the stock split were 105,170,870 and 1,702,396,382 respectively. The principal effect of the reverse split will be reduction in the number of shared of common stock and exchangeable shares to 2,103,418 and 34,047,928 respectively. The reverse stock split will become effective on the date that the Company files the Certificate of Amendment to the Articles of Incorporation of the Company (the “Amendment”) with the Secretary of State of Delaware.

(12)

12. RELATED PARTY TRANSACTIONS

The Company's transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company's business.

Convertible notes payable amounting to $96,305 has been issued to close family members of the CFO (Note 9).

13. COMMITMENTS

The Company leases premises under an operating lease with a five year term in Cambridge, Ontario. Minimum lease commitments under the lease as at June 30, 2013 were:

2013 (6 months)	$40,696
2014	81,942
2015	82,492
2016	83,103
2017	41,857
$330,090

14. SUPPLEMENTAL CASH FLOW INFORMATION

During the three and six months ended June 30, 2013 interest of $27,615 and $57,126 (2012: $5,892 and $15,805) were paid.

The Company received investment tax credit recoverable of $25,030 (2012: Nil) during the six months ended June 30, 2013.

During the three ended June 30, 2013, $50,000 promissory notes with accrued interest have been converted into 11,000,000 shares of common stock (Note 11).

On February 5, 2013, the Company assumed net liabilities of $157,326 by shares exchange (Note 1).

15. SUBSEQUENT EVENTS

On July 19, 2013, the holder of the Series B Preferred, through a unanimous written consent in lieu of a meeting, authorized: (i) 1-for-50 stock split of the Company’s issued and outstanding shares of common stock; (ii) the change in the name of the Company from Simplepons, Inc. to Eco-Shift Power Corp.

The reverse stock split and the name change will become effective on the date that the Company files the Certificate of Amendment to the Articles of Incorporation of the Company (the “Amendment”) with the Secretary of State of Delaware. The Company intends to file the Amendment on or about September 4, 2013, or soon thereafter as reasonably practicable. Notwithstanding the foregoing, the Company must first notify the the Financial Industry Regulatory Authority (“FINRA”) of the actions by filing the Issuer Company Related Action Notification Form.

(13)

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

(14)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

COMPARISON OF OPERATING RESULTS

Comparison of Three and Six Months Ended June 30, 2013 to Three and Six Months Ended June 30, 2012

Revenue

Revenue decreased by $637,170 to $45,458 for the three months ended June 30, 2013 from $682,628 for the three months ended June 30, 2012.

Revenue decreased by $756,380 to $307,110 for the six months ended June 30, 2013 from $1,063,490 for the six months ended June 30, 2012.

These decreases on both the periods were mainly due to our focus having shifted in 2013 to the completion of the reverse merger and securing additional capital and lines of credit, whereas our focus in 2012 was dedicated exclusively to sales. In addition, during the first six months of 2013 we were also engaged in the process of replacing existing sales staff with more sophisticated and technically competent sales professionals that fit our growth plans for moving in to the US market and beyond.

Cost of Goods Sold

Cost of goods sold was $4,919 for the three months ended June 30, 2013, compared to $346,453 for the three months ended June 30, 2012, a decrease of $341,534 from the prior period.

Cost of goods sold was $115,772 for the six months ended June 30, 2013, compared to $594,198 for the six months ended June 30, 2012, a decrease of $478,426 from the prior period.

The decrease in cost of goods sold in both the periods were almost in line with the decrease in revenue in the current period as compared to previous period due to the reason explained in revenue section.

(15)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Expenses

Expenses increased to $398,914 for the three months ended June 30, 2013 from $326,397 for the three months ended June 30, 2012.

Expenses increased to $717,143 for the six months ended June 30, 2013 from $622,237 for the six months ended June 30, 2012.

Increase in overall expenses during the three and six months ended June 30, 2013 were mainly due to increase in professional fees (due to the Company’s reverse merger plans) and interest and bank charges (due to issuance of promissory notes to finance the operations of the Company).

Professional fees increased from $26,602 for the three months ended June 30, 2012 to $85,856 for the three months ended June 30, 2013 and interest and bank charges increased from $10,434 for the three months ended June 30, 2012 to $31,138 for the three months ended June 30, 2013.

Professional fees increased from $51,549 for the six months ended June 30, 2012 to $136,785 for the six months ended June 30, 2013 and interest and bank charges increased from $17,228 for the six months ended June 30, 2012 to $63,575 for the six months ended June 30, 2013.

Net loss.

During the three months ended June 30, 2013, we incurred a net loss of $358,375 as compared to an income of $9,778 during the three months ended June 30, 2012.

During the six months ended June 30, 2013, we incurred a net loss of $525,805 as compared to a net loss of $152,945 during the six months ended June 30, 2012.

The major reason for the increase in net loss in the current period as compared to the previous period is primarily due to the increase in expenses as explained in the above paragraph.

Liquidity and Capital Resources

As of June 30, 2013, the Company had total assets of $527,843, which included total current assets of $514,599, consisted of cash of $1,857, accounts receivable of $60,224, inventory of $140,303, advances and deposits of $305,765, prepayments of $6,450 and property and equipment of $13,244.

The Company had total liabilities of $2,093,397 as of June 30, 2013, which were all classified as current. Current liabilities consisted of bank indebtedness of $10,989, accounts payable and accrued liabilities of $330,203, liquidated damages payable of $48,100, contingent liabilities of $237,230, advances from shareholders of $228,376, convertible notes payable of $192,946 and promissory notes payable of $1,045,553.

 The Company had a working capital deficit of $1,578,798 and an accumulated deficit of $19,667,288 as of June 30, 2013.

Net cash used in operating activities. During the six months ended June 30, 2013, the Company used $714,943 of net cash in operating activities compared to $148,175 of net cash in operating activities for the six months ended June 30, 2012. The increase in net cash used in operating activities by $469,736 was mainly attributable to the increase in loss for the six months as compared to previous period and change in composition of working capital.

Net cash provided by financing activities. During the six months ended June 30, 2013, net cash provided by financing activities of $728,541 offset by decrease in bank indebtedness of $47,822, customer deposits of $120,515 and advances from shareholders of $72,995.

(16)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

The Company’s consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has experienced losses from operations and has negative working capital as of June 30, 2013.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

(17)

Item 4.   Controls and Procedures (continued)

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Eco-Shift has been named as a co-defendant in a claim by a customer, who is seeking damages of $10,000,000 CAD ($9,513,000 USD) and return of a deposit of $150,000 CAD ($142,695 USD) which was received by the company under a Value-Added Reseller arrangement. The company has filed a counterclaim against the customer for damages of $9,548,560 CAD ($9,083,545USD) resulting from the plaintiff’s breach of contract plus punitive damages of $1,000,000 CAD ($951,300 USD) for negligence and loss of business reputation. Management of the company believes these claims are without merit and has accrued $150,000 CAD ($142,695 USD) in the financial statements in regards to this claim, as management believes this represents the maximum amount the company may ultimately be required to pay.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K/A, filed with the SEC on May 10, 2013 (the “Annual Report”) and investors are encouraged to read and review the risk factors included in the Annual Report prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2013, we have issued the following securities which were not registered under the Securities Act.  Unless otherwise indicated, all of the securities described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

Through an assignment agreement dated March 8, 2013 between the Company, a lender and holders of three newly issued promissory notes of $16,667 each, the lender assigned the original note dated May 5, 2012 to the holders of new promissory notes with certain amendments. During the quarter ended June 30, 2013, the holders of these promissory notes converted all the debts outstanding into 11,000,000 shares of the Company’s common stock.

Item 3. Defaults Upon Senior Securities.

As of June 30, 2013, the Company was in default on the repayment of the 4% convertible promissory note with its former officer in the amount of $40,000.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

(18)

Item 6. Exhibits.

Exhibit No.		Description
31.1		Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2		Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1		Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2		Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.	INS	XBRL Instance Document **

101.	SCH	XBRL Taxonomy Extension Schema **

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.	DEF	XBRL Taxonomy Extension Definition Linkbase **

101.	LAB	XBRL Taxonomy Extension Label Linkbase **

101.	PRE	XBRL Taxonomy Extension Presentation Linkbase **

* Filed herewith

** In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

(19)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMPLEPONS, INC.

DATED: August 14, 2013	By: /s/ Gilbert Wood
Gilbert Wood
Chief Executive Officer

DATED: August 14, 2013	By: /s/ James Hughes
James Hughes
Chief Financial Officer