Form 10-Q
period 2013-09-30
SimplePons, Inc.
filed 2013-11-19
CIK 885475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________.

Commission File Number 000-54507

SIMPLEPONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	000-21134	04-2893483
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation or organization)	File Number)	Identification Number)

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

As of November 18, 2013, we had 400,174,421 shares outstanding of common stock, par value $0.01 per share.

SIMPLEPONS, INC.

FORM 10-Q

2

PART 1 – FINANCIAL INFORMATION

Item 1 – consolidated financial statements

SIMPLEPONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

(Expressed in United States Dollars)

	Unaudited	Audited
	September 30, 2013 $	December 31, 2012 $
		Restated
ASSETS
Cash	322,899	1,761
Accounts receivable	35,307	105,050
Inventory	155,035	166,428
Advances and deposits	97,512	78,264
Income taxes recoverable	—	25,030
Prepayments	12,795	3,015
Total current assets	623,548	379,548
Property and equipment	13,967	13,993
Total assets	637,515	393,541

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Liabilities
Bank indebtedness [note 5]	—	59,873
Accounts payable and accrued liabilities	504,430	442,149
Customer deposits	370,198	123,050
Liquidated damages payable [note 6]	59,200	—
Provision and contingent liabilities [note 7]	145,845	—
Advances from shareholders [note 8]	222,521	315,821
Convertible notes payable at fair value [note 9]	632,261	—
Convertible notes payable [note 10]	196,162	—
Promissory notes payable [note 11]	651,153	438,386
Stock subscriptions payable [note 12]	1,000,000	—
Exchangeable shares liability [note 13]	17,023,964	17,023,964
Total current liabilities	20,805,734	18,403,243

Going concern [note 3]
Commitments [note 14]
Related party transactions [note 16]
Subsequent events [note 21]

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1 share outstanding as of September 30, 2013 and Nil share as of December 31, 2012.	1	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 108,170,870 common shares (December 31, 2012 - Nil) [note 15]	1,081,709	—
Additional paid-in-capital	203,684	—
Accumulated other comprehensive loss	6,719	(26,744)
Accumulated deficit	(21,460,332)	(17,982,958)
Total stockholders’ deficiency	(20,168,219)	(18,009,702)
Total liabilities and stockholders’ deficiency	637,515	393,541

See accompanying notes

SIMPLEPONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Expressed in United States Dollars)

	Unaudited	Unaudited
	Three months ended	Three months ended
	September 30, 2013	September 30, 2012
	$	$

REVENUE	1,052,212	493,577

COSTS OF SALES	682,339	286,485

GROSS PROFIT	369,873	207,092

EXPENSES
Salaries and benefits	208,602	185,338
Marketing and advertising	17,432	10,267
Professional fees	93,566	30,145
Rent and occupancy	31,979	21,820
Interest and bank charges	38,355	7,754
Travel	12,038	18,454
Telecommunications	9,095	10,788
Repair and maintenance	9,639	3,779
Other operating expenses	44,411	44,095
	465,117	332,440
Net loss for the period before income taxes	(95,244)	(125,348)
Income taxes	—	—
Net loss for the period	(95,244)	(125,348)
Foreign currency translation adjustment	141	(18,505)
Comprehensive loss	(95,103)	(143,853)

Loss per share, basic and diluted	(0.0009)	(0.0015)

Weighted average number of common shares outstanding	105,837,537	94,170,870

See accompanying notes

SIMPLEPONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Expressed in United States Dollars)

	Unaudited	Unaudited
	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
	$	$

REVENUE	1,359,322	1,557,067

COSTS OF SALES	798,111	880,683

GROSS PROFIT	561,211	676,384

EXPENSES
Salaries and benefits	546,566	567,967
Exinguishment loss on modification [note 9]	539,505	—
Stock compensation expense [note 17]	120,000	—
Marketing and advertising	25,178	28,013
Professional fees	230,351	81,694
Rent and occupancy	97,644	58,225
Interest and bank charges	140,225	24,982
Travel	36,730	60,378
Telecommunications	24,255	34,536
Repair and maintenance	24,941	21,212
Other operating expenses	94,665	77,670
	1,880,060	954,677
Net loss for the period before income taxes	(1,318,849)	(278,293)
Income taxes	—	—
Net loss for the period	(1,318,849)	(278,293)
Foreign currency translation adjustment	33,462	(7,682)
Comprehensive loss	(1,285,387)	(285,975)

Loss per share, basic and diluted	(0.0130)	(0.0030)

Weighted average number of common shares outstanding	98,752,351	94,170,870

See accompanying notes

SIMPLEPONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Expressed in United States Dollars)

	Unaudited	Unaudited
	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
	$	$
OPERATING ACTIVITIES
Net loss for the period	(1,318,849)	(278,293)

Items not affecting cash and change in working capital balances
Exinguishment loss on modification	539,505	—
Stock compensation expense	120,000	—
Liquidated damages charges	33,300	—
Accounts receivable	66,635	(94,604)
Inventory	5,991	65,872
Advances and deposits	(21,908)	(68,054)
Income taxes recoverable	24,453	11,414
Prepayments	(9,926)	20,645
Accounts payable and accrued liabilities	(186,158)	55,526
Customer deposits	252,379	216,390
Cash used in operating activities	(494,578)	(71,104)

INVESTING ACTIVITY
Purchase of property and equipment	(4,803)	(1,095)
Cash used in investing activity	(4,803)	(1,095)

FINANCING ACTIVITIES
Bank indebtedness	(58,199)	(41,013)
Proceeds from issuance of shares	310,000	—
Proceeds from issuance of convertible notes	196,162	—
Proceeds from issuance of promissory notes-net	503,313	65,771
Repayment of advances from shareholders	(83,396)	97,034
Cash provided by financing activities	867,880	121,792

Effect of foreign currency translation adjustment	(47,361)	(41,696)

Net increase in cash during the period	368,499	49,593
Cash, beginning of the period	1,761	26,789
Cash, end of period	322,899	34,686

On February 5, 2013, the Company assumed net liabilities of $157,326 by shares exchange (Note 1).

See accompanying notes

SIMPLEPONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

(Expressed in United States Dollars)

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

Eco-Shift Power Corp. (“Eco-Shift”) was incorporated on May 15, 2008 under the laws of the Province of Ontario, Canada. The company is primarily engaged in developing, selling and distributing electrical lighting products.

On February 5, 2013 the Company finalized a share exchange agreement whereby the Company issued 1,702,396,382 exchangeable shares for 100% of the common stock of Eco-Shift (the “Share Exchange”). The exchangeable shares are exchangeable at the option of the holder, each into one share of common stock of the Company. In addition the Company issued one share of the Company’s Series B Preferred Stock (the “Series B Preferred”), the terms of which are explained in note 15.

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

For accounting purposes, this transaction was treated as an acquisition of Simplepons and a recapitalization of Eco-Shift Power Corp. Eco-Shift Power Corp was the accounting acquirer and the results of its operations carried over. Accordingly, all prior year financial statements presented for comparative purposes are those of Eco-Shift Power Corp and not Simplepons. Accordingly, the operations of Simplepons are not carried over and adjusted to $0. Immediately prior to the Merger, Simplepons had minimal assets and liabilities.

On July 19, 2013, the holder of the Series B Preferred, through a unanimous written consent in lieu of a meeting, authorized: (i) 1-for-50 stock split of the Company’s issued and outstanding shares of common stock; (ii) the change in the name of the Company from Simplepons, Inc. to Eco-Shift Power Corp.

The reverse stock split and the name change will become effective on the date that the Company files the Certificate of Amendment to the Articles of Incorporation of the Company (the “Amendment”) with the Secretary of State of Delaware. The Company intends to file the Amendment before next quarter ending December 31, 2013, or soon thereafter as reasonably practicable. Notwithstanding the foregoing, the Company must first notify the the Financial Industry Regulatory Authority (“FINRA”) of the actions by filing the Issuer Company Related Action Notification Form.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in Eco-Shift’s audited financial statements for 2012 as included in the current report on Form 8-K/A filed with the SEC on June 4, 2013 have been omitted.

SIMPLEPONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

(Expressed in United States Dollars)

3. GOING CONCERN

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception that raise substantial doubt as to its ability to continue as a going concern.

The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional equity investment in the Company. Management is pursuing various sources of financing. In the event the Company is not able to raise the necessary equity financing, the Company intends to seek stockholder loans or debt financing, as needed, until profitable operations are attained.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4. SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company’s condensed financial statements are prepared using the accrual basis of accounting in accordance with GAAP in the United States of America.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2013 and 2012. All outstanding warrants and options have an anti-dilutive effect on the loss per share and are therefore excluded from the determination of the diluted loss per share calculation for the three and nine months ended September 30, 2013 and 2012.

SIMPLEPONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

(Expressed in United States Dollars)

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements (“SFAS 157”), superseded by ASC 820-10, which defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. The impact of adopting ASC 820-10 was not significant to the Company’s condensed financial statements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.

●	Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

●	Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The valuation of our derivative liability is determined using Level 1 inputs, which consider (i) time value, (ii) current market and (iii) contractual prices.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, notes receivable, accounts payable and accrued expenses. The fair value of the Company’s debt instruments is estimated based on current rates that would be available for debt of similar terms, which is not significantly different from its stated value, except for the convertible note payable, at fair value, which has been revalued based on current market rates using Level 1 inputs.

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

SIMPLEPONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

(Expressed in United States Dollars)

Income Taxes

The Company provides for federal and state income taxes payable, as well as for those deferred because of the timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Upon inception, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), superseded by ASC 740-10. The Company did not recognize a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption. The Company did not recognize interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest related to unrecognized tax benefits in interest expense and penalties in other operating expenses.

Property and equipment

Property and equipment is stated at historical cost less accumulated depreciation. Depreciation, based on the estimated useful lives of the assets, is provided using the below noted annual rates and methods:

Furniture and office equipment	20% declining balance
Computer equipment	30% declining balance
Vehicles	30% declining balance

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment , which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The Company has not adopted a formal employee stock based compensation plan.

SIMPLEPONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

(Expressed in United States Dollars)

Non-Employee Stock Based Compensation

The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services , which was superseded by ASC 505-50. The Company issues compensatory shares for services including, but not limited to, executive, management, accounting, archeological, operations, corporate communication, financial and administrative consulting services.

Convertible Notes Payable

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40.

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

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

Subsequent Events

In accordance with FASB ASC 855, Subsequent Events , the Company evaluated subsequent events through November 18, 2013, the date the Company’s quarterly report on Form 10-Q was ready to issue.

5. BANK INDEBTEDNESS

Bank indebtedness represented cheques outstanding at year end 2012.

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

SIMPLEPONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

(Expressed in United States Dollars)

6. LIQUIDATED DAMAGES PAYABLE (continued)

Such payments can be made in cash or shares of common stock with the fair market value on the date of issuance and shall constitute the Holder’s exclusive monetary remedy for such events, but shall not affect the right of the Holder to seek injunctive relief. The amounts payable as liquidated damages shall be paid monthly within ten (10) business days of the last day of each month following the commencement of the Blackout Period until the termination of the Blackout Period. Such payments shall be made to each holder at the sole option of the Company in either cash or shares of common stock. As of September 30, 2013, the Company has accrued sixteen months of liquidated damages payable in the amount of $59,200.

7. PROVISION AND CONTINGENT LIABILITIES

As of September 30, 2013, the Company had total contingent liability of $145,845 ($150,000 CAD). However at the beginning of this quarter, the Company had total contingent liabilities of $237,230 comprising of $94,535 in respect of lawsuit filed by the Company’s former Chief Operating Officer and $142,695 ($150,000 CAD) in respect of claim by an Eco-Shift’s customer as detailed below:

Contingent liability of $94,535 (settled during current quarter)

Contingent liability in the amount of $94,535 represented contingency in connection with the lawsuit filed by the Company’s former Chief Operating Officer. On October 17, 2012, the former Chief Operating Officer ( the “Plaintiff”) filed the complaint against the Company for non-payment of wages, vacation time and waiting time penalties under the California Labor Code Section 203. He was seeking $71,918 in base salary, $5,308 in wages for accrued vacation time and $17,309 in waiting time penalties, for an aggregate of $94,535, together with reasonable attorney’s fees.

During the current quarter ended September 30, 2013, the Company entered into a settlement agreement through a stipulation for entry of judgement whereby the Plaintiff has agreed to allow defendant to satisfy its obligation by doing all of the following:

a)	Issuing and delivering to Plaintiff 3,000,000 common shares of the Company; and

b)	Paying $25,000 cash in full and final satisfaction of all debts and obligations.

As a result of the settlement as explained above, convertible note of Seto (refer note 9) stands terminated.

The Company issued its 3,000,000 common shares during the current quarter ended September 30, 2013 and $25,000 cash to be paid subsequent to this quarter in accordance with the terms of stipulation for entry of judgement.

Contingent liability of $145,845

Eco-Shift has been named as a co-defendant in a claim by a customer, who is seeking damages of $10,000,000 CAD ($9,723,000 USD) and return of a deposit of $150,000 CAD ($145,845 USD) which was received by the company under a Value-Added Reseller arrangement. The company has filed a counterclaim against the customer for damages of $9,548,560 CAD ($9,284,064USD) resulting from the plaintiff’s breach of contract plus punitive damages of $1,000,000 CAD ($951,300 USD) for negligence and loss of business reputation. Management of the company believes these claims are without merit and has accrued $150,000 CAD ($145,845 USD) in the financial statements in regards to this claim, as management believes this represents the maximum amount the company may ultimately be required to pay.

8. ADVANCES FROM SHAREHOLDERS

The advances from shareholders are unsecured, non-interest bearing and due on demand.

SIMPLEPONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

(Expressed in United States Dollars)

9. CONVERTIBLE NOTES PAYABLE AT FAIR VALUE

On October 26, 2012, the Company issued a $63,000 8% convertible note with a term to July 24, 2013 (the “Maturity Date”) to Asher Enterprises, Inc. (“Asher”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning six months after the issuance date, at the holder’s option, at a 58% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% if prepaid during the period commencing on the closing date through 60 days thereafter, (ii) 130% if prepaid 61 days following the closing through 90 days following the closing, (iii) 140% if prepaid 91 days following the closing through 120 days following the closing, and (iv) 150% if prepaid 121 days following the closing through 180 days following the closing. The agreement provides the holder with full down-round protection in the event of any equity sales sold below the applicable conversion price. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest (the “default put”).

The Company has evaluated the terms and conditions of the convertible note under the guidance of ASC 815, Derivatives and Hedging. The conversion feature did not meet the definition of “indexed to a company’s own stock” provided for in ASC 815 due to the down round protection feature. Therefore, the conversion feature requires bifurcation and liability classification. Additionally, the default put requires bifurcation because it is indexed to risks that are not associated with credit or interest risk. As a result, the compound embedded derivative comprises of (i) the embedded conversion feature and (ii) the default put. Rather than bifurcating and recording the compound embedded derivative as a derivative liability, the Company elected to initially and subsequently measure the convertible note in its entirety at fair value, with changes in fair value recognized in earnings in accordance with ASC 815-15-25-4.

The following table reflects the allocation of the purchase on the financing date:

Convertible Notes at Fair Value	$63,000 Face Value
Proceeds	$(60,000)
Convertible promissory notes	66,507
Financing costs expense	(3,000)
Day-one derivative loss	(3,507)

As of September 30, 2013, the estimated fair value of the $63,000 convertible promissory notes is as follows:

Convertible Notes	September 30, 2013
$63,000 face value convertible note due July 24, 2013	$(632,261)

SIMPLEPONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

(Expressed in United States Dollars)

9. CONVERTIBLE NOTES PAYABLE AT FAIR VALUE (continued)

February 8, 2013 Modification of Linear Note

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

Although the actual number of shares convertible into common stock has been fixed due to the Amendment, the embedded conversion feature still requires liability classification due to the down-round protection features present in the contracts. The amendment results in a modification with substantially different terms, which requires the convertible note payable to be accounted for as a debt extinguishment in accordance with FASB ASC Topic No. 470, Debt, Debt with conversions and other options. As a result of the modification, the Company recorded an extinguishment loss in the amount of $539,505.

10. CONVERTIBLE NOTES PAYABLE

a. Seto Note

On January 24, 2012, the Company entered into a 4% convertible promissory note with its former officer in the amount of $40,000 (“Seto Note”). The note was due on January 24, 2013. Prior to the maturity date, the holder had the option to convert the principle and accrued interest into shares of the Company’s common stock at $0.10 per share.

The Company evaluated the terms and conditions of the convertible debentures under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts. Since the convertible promissory note achieved the conventional convertible exemption, the Company was required to consider whether the hybrid contract embodied a beneficial conversion feature. The calculation of the effective conversion amount did not result in a beneficial conversion feature because the fair value of the conversion was equal to the Company’s stock price on the date of issuance and no beneficial conversion was recorded.

This note along with accumulated interest of $2,500 was settled under a stipulation for entry of judgment as explained in note 7 to the financial statements.

SIMPLEPONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

(Expressed in United States Dollars)

10. CONVERTIBLE NOTES PAYABLE (continued)

b. Eco-Shift Scientific Inc. Notes

On June 17 and July 3, 2013, the Company entered into two 10% convertible promissory notes with Eco-Shift Scientific Inc., a Company owned by close family members of the CFO in the principal amounts of $99,175 (CAD 102,000) and $96,987 (CAD 99,750), respectively. These notes are due on June 17, 2014 and July 3, 2014, respectively. Prior to the maturity date, the holder has the option to convert the principle and accrued interest into shares of the Company’s common stock at $0.25 per share.

The Company evaluated the terms and conditions of the convertible debentures under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts. Since the convertible promissory note achieved the conventional convertible exemption, the Company was required to consider whether the hybrid contract embodied a beneficial conversion feature. The calculation of the effective conversion amount did not result in a beneficial conversion feature because the fair value of the conversion was equal to the Company’s stock price on the date of issuance and no beneficial conversion was recorded.

These notes have been issued to a close family member of a shareholder of the Company.

11. PROMISSORY NOTES PAYABLE

The details of the promissory notes outstanding as at September 30, 2013 are as follows:

Date of	Date of	Amount	Rate of
issuance	maturity	$	interest	Security
March 15, 2010	N/A	48,615	4%	Net assets of the Company
March 15, 2010	N/A	48,615	4%	Net assets of the Company
June 10, 2010	N/A	24,308	10%	Net assets of the Company
February 1, 2012	N/A	48,615	10%	Net assets of the Company
December 11, 2012	December 11, 2013	46,184	12%	No security
January 29, 2013	January 15, 2014	189,599	12%	No security
March 15, 2013	December 11, 2013	245,217	12%	No security
		651,153

N/A – There is no maturity date of these promissory notes. Repayment is due when the Company has sufficient working capital to operate.

Promissory notes amounting to $121,538 have been issued to close family members of the shareholders which are outstanding as at September 30, 2013.

SIMPLEPONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

(Expressed in United States Dollars)

12. STOCK SUBSCRIPTIONS PAYABLE

100,000,000 shares ($1,000,000) to be issued in accordance with the terms and conditions of the Confidential Term Sheet Investment Agreement dated September 12, 2013 between the Company, Eco-Shift Power Corp. and GreenSync Solutions. On October 14, 2013, the Board of Directors of the Company through a special resolution approved the issuance of 80,000,000 shares of the Company on pre-stock split basis and 400,000 shares (20,000,000 on pre-stock split basis) on post-stock split basis; and

Due to the fact that the Company lacks sufficient authorized shares to net share settle these liabilities, management has classified these obligations as a liability at quarter end. Upon completion of a contemplated reverse split and increase in authorized capital, these liabilities will be extinguished and reclassified to equity.

13. EXCHANGEABLE SHARES LIABILITY

On February 5, 2013 the Company finalized a share exchange agreement whereby the Company issued 1,702,396,382 exchangeable shares for 100% of the common stock of Eco-Shift (the “Share Exchange”). The exchangeable shares are exchangeable at the option of the holder, each into one share of common stock of the Company. The agreement requires that the shares be reserved. The Company has insufficient shares authorized to satisfy this agreement at September 30, 2013 and has classified this obligation as a derivative liability. Upon completion of a contemplated reverse split and increase in authorized capital, these liabilities will be reclassified to equity.

14. COMMITMENTS

The Company leases premises under an operating lease with a five year term in Cambridge, Ontario. Minimum lease commitments under the lease as at September 30, 2013 were:

2013 (3 months remaining)	$20,347
2014	81,942
2015	82,492
2016	83,103
2017	41,857
$309,741

15. CAPITAL STOCK

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

Pursuant to the agreement, the Company is required to reserve 1,702,396,382 shares of common stock for purposes of settling the conversion rights of the Series B Preferred. As detailed in Note 13, the at September 30, 2013 the company had insufficient authorized capital to net share settle this agreement. Accordingly, the Company recorded this commitment as a derivative liability until such time as the contemplated reverse split and increase in authorized capital is completed.

SIMPLEPONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

(Expressed in United States Dollars)

15. CAPITAL STOCK (continued)

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

On September 10, 2013, the Company issued 3,000,000 shares pursuant to a settlement agreement through a stipulation for entry of judgement as explained in note 7 to the financial statements.

On July 19, 2013, the holder of the Series B Preferred through unanimous written consent in lieu of a meeting authorized 1-for-50 stock split of the Company’s issued and outstanding shares of common stock. The Company’s issued and outstanding shares of common stock and exchangeable shares as of September 30, 2013, before the stock split were 108,170,870 and 1,702,396,382 respectively. The principal effect of the reverse split will be reduction in the number of shares of common stock and exchangeable shares to 2,163,418 and 34,047,928 respectively.

The reverse stock split will become effective on the date that the Company files the Certificate of Amendment to the Articles of Incorporation of the Company (the “Amendment”) with the Secretary of State of Delaware. The Company intends to file the Amendment before next quarter ending December 31, 2013, or soon thereafter as reasonably practicable.

On August 31, 2013, the Company in consideration of $50,000 entered into a common stock purchase warrant arrangement with an individual, entitling the warrant holder to purchase from the Company 200,000 of its shares at an exercise price of $0.25 per share, at any time on or before August 31, 2016. The Company has credited additional paid in capital as the Company believes that the instrument require substantial initial investment and does not meet the definition of derivative liability.

16. RELATED PARTY TRANSACTIONS

The Company’s transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company’s business.

Other than those disclosed elsewhere in the financial statements, there were no other related party transactions or balances.

SIMPLEPONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

(Expressed in United States Dollars)

17. STOCK BASED COMPENSATION

Stock Options

The Company has not adopted a formal stock option plan. During the nine months ended September 30, 2013 and 2012, the Company recorded stock-based compensation related to stock options of $120,000 and $0, respectively. The stock based compensation expense of $120,000 consists of $48,000 and $72,000 as explained below:

Pursuant to the reverse merger transaction as explained in note 1 to the financial statements, the Company committed to issue up to six percent ( 6%) of the issued and outstanding shares, or approximately 4.8 million shares, as stock grants to management and consultants in consideration of services performed during the business combination. These shares were fair valued and expensed at the time of reverse merger for an amount of $48,000 with corresponding credit to accounts payable and accrued liabilities.

Further, Eco-Shift International (ESI) Option for ten percent (10%) of the issued and outstanding stock of the Company granted pursuant to that certain Confirmation of Agreement between the Company and ESI. Further, in accordance with the terms of the agreement, Parent Company shall grant to ESI stock award of for an aggregate of nine percent (9%) of the issued and outstanding shares, or approximately 7.2 million shares; such shares shall be deemed part of the seventy percent (70%) allocation to Parent. These options were fair valued and expensed at the time of reverse merger for an amount of $72,000 with corresponding credit to accounts payable and accrued liabilities.

SIMPLEPONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

(Expressed in United States Dollars)

18. DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Liabilities

The carrying value of the convertible promissory notes is on the balance sheet, with changes in the carrying value being recorded in earnings. The components of the convertible promissory notes as of September 30, 2013 are as follows:

	September 30, 2013
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
$ 63,000 face value convertible note due July 24, 2013	632,260,655	$(632,261)

Derivative Liabilities

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended September 30, 2013:

The financings giving rise to derivative financial instruments and the income effects:	Three Months Ended September 30, 2013
$ 63,000 face value convertible note due July 24, 2013	$9,555

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the nine months ended September 30, 2013:

The financings giving rise to derivative financial instruments and the income effects:	Nine Months Ended September 30, 2013
$ 63,000 face value convertible note due July 24, 2013	$29,756

19. FAIR VALUE CONSIDERATIONS

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels:

Level 1 valuations:	Quoted prices in active markets for identical assets and liabilities.

Level 2 valuations:	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.

Level 3 valuations:	Significant inputs to valuation model are unobservable.

SIMPLEPONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

(Expressed in United States Dollars)

19. FAIR VALUE CONSIDERATIONS (continued)

The Company follows the provisions of ASC 820 with respect to its financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company’s convertible promissory notes which are required to be measured at fair value on a recurring basis under of ASC 815 as of September 30, 2013 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

	September 30, 2013
	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Convertible Promissory Notes	$-	$-	$632,261	$632,261

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

Convertible Promissory Notes recorded at Fair Value
September 30, 2013
Beginning Balance	$(105,025)
Total gains or losses (realized or unrealized):
Included in earnings (fair value changes)	12,269
Included in earnings (extinguishment)	(539,505)
Ending Balance	$(632,261)

20. SUPPLEMENTAL CASH FLOW INFORMATION

During the three and nine months ended September 30, 2013 interest of $42,380 and $99,506 (2012: $7,109 and $22,914) respectively were paid.

21. SUBSEQUENT EVENTS

On October 11, 2013, the Company issued 100 million shares of common stock (or 2 million shares determined on a post split basis after giving effect to the 50:1 reverse stock split approved by the board and majority shareholders of the Company, as disclosed in the Information Statement of Schedule 14C filed with the SEC on August 14, 2013 (the “Stock Split”)) to an accredited investor at an aggregate purchase price of $500,000 (or $0.25 per share on a post Stock Split basis) together with warrants to purchase 25,000,000 shares (or 500,000 shares on a post Stock Split basis) at $0.50 per share (on a post Stock Split basis), pursuant to a subscription agreement and warrant each executed and delivered as of October 11, 2013. The warrants are exercisable until September 30, 2016. The exercise price will adjust in the event of stock dividends, splits and the like.

22. RESTATED COMPARATIVE INFORMATION

Exchangeable shares of $17,023,964 including an adjustment of $1,604 which were presented in equity as at December 31, 2012 have been reclassified to liability as explained in note 13 to the financial statements.

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

Plan of Operation

The Company focuses on the operations of its wholly-owned subsidiary, Eco-Shift, which has been establishing a base of operations in the South and Central Ontario, Canada region for the past 5 years. Eco-Shift continually refines its unique sales process which: a) targets the “C” level stratum of medium to large industrial and commercial enterprises; b) develops a high yield of opportunities via the internet based Lead Generation software; c) offers an objective and consultative approach to the lighting retrofits for clients; d) provides expertise in and access to all four lighting technologies (Fluorescent, Induction, LED and HID); e) provides readily available, in-house flexible financing arrangements that facilitate immediate client positive cash-flow and eliminates the need for capital approval; f) provides total disclosure with a thorough “Life Cycle Analysis” of each client project. Furthermore, Eco-Shift is rapidly becoming a “Full Service” energy solution provider soon to offer wireless energy management technologies for individual lighting fixture control, demand response revenue programs & administration, peak demand management, fault detection & diagnostics (of all energy systems) and direct load control across large corporate enterprise energy assets.

We plan to recruit 4-6 additional highly experienced technical sales professionals who will expand our territory to include the balance of the Canadian marketplace and the US states surrounding the Great Lakes. Almost $3 million has been quoted in latter stages of Q2 and early stage Q3 in the province of Quebec.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition, we plan on expanding further into the U.S. by way of a 2 phase process. The initial research phase will focus on gaining an in-depth understanding of the most costly areas to utilize electricity as well as other economic and competitive business drivers on a state by state basis. The objective of Phase I is to develop a clear understanding of regional markets then generate a list of segmentation variables that allow us to prioritize and focus on the most fertile grounds to do our hunting in. Phase 2 will consist of a more detailed examination of the options developed in Phase I followed by the development of detailed execution and rollout plans for each of the key regions. The plans include establishing a strategic alliance with an established business in the California area that is already in the industry that Eco-Shift is in and training the staff of that business and assisting in the recruiting of additional sales staff. In terms of direct sales activity, Eco-Shift will utilize its local sales team to continually expand the territory (targeting US based businesses) within an 8 hour drive from Eco-Shift’s headquarters located in Cambridge Ontario Canada such as Chicago, Detroit, Pittsburgh, Cleveland and Buffalo. The next step would be to recruit and train additional highly experienced technical sales professionals in those areas. Those states include Michigan, Illinois, New York, Ohio, Pennsylvania, Connecticut, Massachusetts, New Jersey and Wisconsin.

Eco-Shift has secured an agreement with a local company to acquire access to a number of private labeled products in 2013 and 2014. The premier product is our own “white labelled” Electronic HID ballast with the trade name “NETZERO”. Management believes that by private labeling and the building of our own brand, Eco-Shift’s market awareness will significantly increase. Furthermore Eco-Shift believes it will be easily differentiated from other solution providers since the “NETZERO” product will cover the full range of high wattages from 250 to 575, will incorporate motion sensors and daylight harvesting features, will carry a full 3 year warranty, will have a very low failure rate which will be published on our web site and will incorporate the most comprehensive and user-friendly light management system in the industry.

Lastly, Eco-Shift secured a purchase order from a large company that manufactures railway cars for a lighting retrofit project that will exceed $2 million when the project’s final phase is completed in December 2013. Phase I of that Job (totaling $1.04 Million) was completed in Q3 and Eco-Shift was given the green light to proceed with Phases II and III as planned. In addition, we have accelerated the sales pipeline significantly to approximately $30 million in new opportunities with a probability of close to $3 million closing in Q4.

COMPARISON OF OPERATING RESULTS

Comparison of Three and Nine Months Ended September 30, 2013 to Three and Nine Months Ended September 30, 2012

Revenue

Revenue increased by $558,635 to $1,052,212 for the three months ended September 30, 2013 from $493,577 for the three months ended September 30, 2012.

Revenue decreased slightly by $197,745 to $1,359,322 for the nine months ended September 30, 2013 from $1,557,067 for the nine months ended September 30, 2012.

Increase in revenue in Q3 2013 as compared to Q3 2012 were mainly due to our focus having shifted in 2013 to the completion of the reverse merger and securing additional capital and lines of credit, whereas our focus in 2012 was dedicated exclusively to sales. In addition, during the first nine months of 2013 we were also engaged in the process of replacing existing sales staff with more sophisticated and technically competent sales professionals that fit our growth plans for moving in to the US market and beyond. As the Company has become public, there are more promising work orders which will substantially increase the revenue of the Company going forward.

Cost of Goods Sold

Cost of goods sold was $682,339 for the three months ended September 30, 2013, compared to $880,683 for the three months ended September 30, 2012, a decrease of $395,854 from the prior period.

Cost of goods sold was $798,111 for the nine months ended September 30, 2013, compared to $88,683 for the nine months ended September 30, 2012, a decrease of $82,572 from the prior period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The variances in cost of goods sold in both the periods were almost in line with the decrease in revenue in the current period as compared to previous period due to the reason explained in revenue section.

Expenses

Expenses increased to $465,117 for the three months ended September 30, 2013 from $332,440 for the three months ended September 30, 2012.

Expenses increased to $1,880,060 for the nine months ended September 30, 2013 from $954,677 for the nine months ended September 30, 2012.

Increase in overall expenses during the three months ended September 30, 2013 was mainly due to increase in professional fees (due to the Company’s reverse merger plans) and interest and bank charges (due to issuance of promissory notes to finance the operations of the Company).

Increase in overall expenses during the nine months ended September 30, 2013 was mainly due to recording of extinguishment loss on modification of Linear note amounting to $539,505 and stock compensation expense of $120,000 as explained in detail in note 9a and 15 to the financial statements.

Professional fees increased from $30,145 for the three months ended September 30, 2012 to $93,566 for the three months ended September 30, 2013 and interest and bank charges increased from $7,754 for the three months ended September 30, 2012 to $38,355 for the three months ended September 30, 2013.

Professional fees increased from $81,694 for the nine months ended September 30, 2012 to $230,351 for the nine months ended September 30, 2013 and interest and bank charges increased from $24,982 for the nine months ended September 30, 2012 to $140,225 for the nine months ended September 30, 2013.

Net loss.

During the three months ended September 30, 2013, we incurred a net loss of $95,244 as compared to a net loss of $125,348 during the three months ended September 30, 2012.

During the nine months ended September 30, 2013, we incurred a net loss of $1,318,849 as compared to a net loss of $278,293 during the nine months ended September 30, 2012.

The major reason for the increase in net loss in the current period as compared to the previous period is primarily due to the increase in expenses as explained in the above paragraph.

Liquidity and Capital Resources

As of September 30, 2013, the Company had total assets of $637,515, which included total current assets of $623,548, consisted of cash of $322,899, accounts receivable of $35,307, inventory of $155,035, advances and deposits of $97,512, prepayments of $12,795 and property and equipment of $13,967.

The Company had total liabilities of $2,240,132 as of September 30, 2013 and were classified as current. These liabilities consisted of accounts payable and accrued liabilities of $479,430, customer deposits of $370,198, liquidated damages payable of $59,200, contingent liabilities of $145,845, advances from shareholders of $222,521, convertible notes payable at fair value of $632,261, convertible notes payable of $196,162, promissory notes payable of $651,153, liability convertible into shares of $1,025,000 and exchangeable shares liability of $17,022,360.

The Company had a working capital deficit of $20,180,582 and an accumulated deficit of $21,460,332 as of September 30, 2013.

Net cash used in operating activities. During the nine months ended September 30, 2013, the Company used $494,578 of net cash in operating activities compared to $71,104 of net cash in operating activities for the nine months ended September 30, 2012. The increase in net cash used in operating activities by $423,474 was mainly attributable to the increase in loss for the nine months as compared to previous period and change in composition of working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net cash provided by financing activities. During the nine months ended September 30, 2013, net cash provided by financing activities was $867,880 as compared to $121,792 for the nine months ended September 30, 2012. The increase is mainly because of proceeds from the issuance of shares, convertible and promissory notes by $943,704 mainly offset by repayment of advances from shareholders of $180,430 during the nine months ended September 30, 2013.

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

The Company’s consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has experienced losses from operations and has negative working capital as of September 30, 2013. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

Item 4. Controls and Procedures (continued)

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Eco-Shift has been named as a co-defendant in a claim by a customer, who is seeking damages of $10,000,000 CAD ($9,723,000 USD) and return of a deposit of $150,000 CAD ($145,845 USD) which was received by the company under a Value-Added Reseller arrangement. The company has filed a counterclaim against the customer for damages of $9,548,560 CAD ($9,284,064USD) resulting from the plaintiff’s breach of contract plus punitive damages of $1,000,000 CAD ($951,300 USD) for negligence and loss of business reputation. Management of the company believes these claims are without merit and has accrued $150,000 CAD ($145,845 USD) in the financial statements in regards to this claim, as management believes this represents the maximum amount the company may ultimately be required to pay.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K/A, filed with the SEC on May 10, 2013 (the “Annual Report”) and investors are encouraged to read and review the risk factors included in the Annual Report prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds. (continued)

On September 10, 2013, the Company issued its 3,000,000 common shares in accordance with the terms of stipulation for entry of judgement as explained in note 7 to the financial statements.

632,260,655 shares ($6,322,607) to be issued in respect of Linear note conversion as explained in note 9 to the financial statements;

100,000,000 shares ($1,000,000) to be issued in accordance with the terms and conditions of the Confidential Term Sheet Investment Agreement dated September 12, 2013 between the Company, Eco-Shift Power Corp. and GreenSync Solutions. On October 14, 2013, the Board of Directors of the Company through a special resolution approved the issuance of 80,000,000 shares of the Company on pre-stock split basis and 400,000 shares (20,000,000 on pre-stock split basis) on post-stock split basis; and

2,500,000 shares ($25,000) to be issued pursuant to Confidential Settlement Agreement and Mutual Release dated October 8, 2013 between a Claimant, Company, Consultant and Attorney. The Claimant had made certain allegations involving disclosures made by officers, directors and agents of the Company, Attorney and Consultant.

On October 11, 2013, the Company issued 100 million shares of common stock (or 2 million shares determined on a post split basis after giving effect to the 50:1 reverse stock split approved by the board and majority shareholders of the Company, as disclosed in the Information Statement of Schedule 14C filed with the SEC on August 14, 2013 (the “Stock Split”)) to an accredited investor at an aggregate purchase price of $500,000 (or $0.25 per share on a post Stock Split basis) together with warrants to purchase 25,000,000 shares (or 500,000 shares on a post Stock Split basis) at $0.50 per share (on a post Stock Split basis), pursuant to a subscription agreement and warrant each executed and delivered as of October 11, 2013. The warrants are exercisable until September 30, 2016. The exercise price will adjust in the event of stock dividends, splits and the like.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith

** In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMPLEPONS, INC.

DATED: November 19, 2013	By:	/s/ Gilbert Wood
Gilbert Wood
Chief Executive Officer

DATED: November 19, 2013	By:	/s/ James Hughes
James Hughes
Chief Financial Officer

