Form 10-K
period 2013-12-31
Eco-Shift Power Corp.
filed 2014-04-08
CIK 885475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________.

Commission File Number 000-54507

ECO-SHIFT POWER CORP.

(FORMERLY SIMPLEPONS, INC.)

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

Securities registered under Section 12(b) of the Act:

 None

Securities registered under Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [  ] NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer, non-accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]
Accelerated filer	[ ]
Non-accelerated filer	[ ]
Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

$2,103,417 as of June 30, 2013.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of March 19, 2014, the registrant has 52,882,082 shares of Common Stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. Our consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” or the “Company,” means the business of Eco-Shift Power Corp.

In addition, unless the context otherwise requires and for the purposes of this report only

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended;

PART I

ITEM 1. BUSINESS

Company History

Eco-Shift Power Corp. (“Eco-Shift” or the “Company”) was incorporated on May 15, 2008 under the laws of the Province of Ontario, Canada. Eco-Shift is primarily engaged in developing, selling and distributing electrical lighting products.

Simplepons, Inc. (the “Simplepons”) was a Delaware corporation formed on February 7, 2011. Simplepons was in the business of the sale of coupon books and was developing a mobile coupon subscription that solves the problem of leaving your coupons at home. On February 5, 2013, Simplepons completed a business combination and subsequently the board of directors (the “Board”) discontinued the existing coupon subscription business as explained below.

On February 5, 2013, Simplepons finalized a share exchange agreement whereby Simplepons issued 1,702,396,382 exchangeable shares for 100% of the common stock of Eco-Shift (the “Share Exchange”). The exchangeable shares are exchangeable at the option of the holder, each into one share of common stock of the Company. In addition, Simplepons issued one share of Series B Preferred Stock (the “Series B Preferred”). As a result of the Share Exchange, Eco-Shift is now a wholly-owned subsidiary of Simplepons. This transaction has been accounted for as a reverse merger. Consequently, the assets and liabilities and the historical operations reflected in the consolidated financial statements for the periods prior to February 5, 2013 are those of Eco-Shift and are recorded at the historical cost basis. After February 5, 2013, the Company’s consolidated financial statements include the assets and liabilities of both Eco-Shift and Simplepons and the historical operations of both after that date as one entity.

For accounting purposes, this transaction was treated as an acquisition of Simplepons and a recapitalization of Eco-Shift Power Corp. Eco-Shift Power Corp was the accounting acquirer and the results of its operations carried over. Accordingly, all prior year financial statements presented for comparative purposes are those of Eco-Shift Power Corp and not Simplepons. Accordingly, the operations of Simplepons are not carried over and adjusted to $0. Immediately prior to the Merger, Simplepons had net liabilities of $157,326 which were acquired and presented in the consolidated financial statements.

On July 19, 2013, the holder of the Series B Preferred, through a unanimous written consent in lieu of a meeting, authorized: (i) 1-for-50 stock split of the Company’s issued and outstanding shares of common stock; (ii) the change in the name of the Company from Simplepons, Inc. to Eco-Shift Power Corp.

The reverse stock split and the name change became effective on the date that the Company filed the Certificate of Amendment to the Articles of Incorporation of the Company (the “Amendment”) with the Secretary of State of Delaware. The Company filed the Amendment during the fourth quarter ended December 31, 2013. The Company has also notified the Financial Industry Regulatory Authority (“FINRA”) of the actions by filing the Issuer Company Related Action Notification Form during the fourth quarter ended December 31, 2013.

Business Overview

Eco-Shift Power Corp. is an energy management consulting firm that sells and distributes specialty, energy efficient lighting products together with other electrical products to commercial and industrial markets in North America and the Caribbean. Eco-Shift is focused on addressing the need for commercial, industrial, institutional and recreational (CIIR) clients to manage their energy costs during this new era of rising energy costs and beyond. The company’s mission is to help their customers achieve energy and environmental footprint reduction targets through the application of cost effective technologies. Eco-Shift offers a variety of services to identify and quantify energy savings opportunities, including, but not limited to, the following:

●	Lighting system audits and retrofit recommendations;
●	Lighting design services complete with photometry;
●	Local power authority rebate applications and preapprovals;
●	HVAC system peak load analysis;
●	Power distribution load analysis and retrofit recommendations;
●	IS050001 program development and implementation;
●	Environmental impact analysis of GHG emissions; and
●	Underwriting of complete project costs with financing packages.

ITEM 1. BUSINESS (continued)

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

From Eco-Shift’s headquarters in Ontario, Canada the company has built a strong competitive advantage as a proven provider of energy efficient lighting solutions and wireless IP addressable energy management systems. Clients switching to new digital electronic ballast driven HID or LED lighting can generate savings in the 50%-70% range without an energy management system. When combined with Eco-Shift’s energy management system that utilizes state-of-the-art IP addressable light fixtures with wireless communication, clients are seeing rates of return that often exceed 80% with payback periods ranging from 12 to 30 months. Add in the ability to participate in Demand Response programs with Eco-Shift Power’s Virtual Power Point Platform and the savings are enhanced by revenues earned from government programs. While the company continues to grow its core business, it is working with its roster of over 50 clients as a foundation to introduce Virtual Power Plant Platform (enterprise-wide web-enabled energy monitoring and control) to enter and leverage the Demand Response market. Once the platform is in place, Eco-Shift will be able to connect, monitor and control other energy using technologies such as HVAC, compressors, security system, etc. creating a truly “smart building”

Eco-Shift’s growth strategy and expansion is based on a three pronged approach to become vertically driven and specialize in favorable verticals and their footprints. Eco-Shift Power has a successfully established reputation: especially in South Western Ontario providing lighting based energy management solutions to customer footprints that include Industrial/Manufacturing, Automobile Dealerships, Recreational/Sports Facilities, Big Box Retail, Warehousing & Logistics and Hydroponic/Greenhouse Growers. Eco-Shift Power will become head office focused which will require a strategic approach to developing relationships with corporate head offices in order to claim the ultimate goal of becoming the vendor of choice for a corporate roll-out strategy for multiple customer site projects via a replicable process. The geographically focused strategy entails reaching out farther but remain within an 8 hour radius proximity reasonable driving distance) to Eco-Shift Power’s head office location. This includes Quebec, Upper New York State, Michigan, Ohio and Pennsylvania. Cities within this area such as Ottawa, Montreal, Toronto, New York, Detroit, Cleveland, Pittsburgh and Boston can be better served by localized representatives and Sales Offices. Eco-Shift Power will then broaden that strategy and open Regional Office in the most populace jurisdictions that also have the most expensive electricity (i.e., California, Texas, Florida and New York) as a broader move into the US market. The potential client head-office count in each of these areas is more than ample.

Products And Services

The following is a representation of some of the products and services the Company currently offers.

Commercial & Industrial High Bay Lighting

From North American and Chinese manufactures, Eco-Shift acquires and distributes the electronic ballast which is a high frequency ballast tuned specifically to drive high intensity discharge (HID) lamps at their optimum efficiency. Four models are available for lamps rated from 250W to 575W and are designed for use in interior high bay applications with ceiling heights of 20ft and above. Typical applications include retail, industrial and warehousing applications where quality of light is important to operations. These ballasts are compatible with industry standard wired control protocols for interfacing with existing building management systems found in high end commercial buildings. Additionally, they are wirelessly enabled thus making lighting control accessible to a wider market.

ITEM 1. BUSINESS (continued)

High Power Outdoor & Recreational Lighting

Similarly, Eco-Shift is acquiring from North American and Chinese manufacturing these same electronic ballasts which are designed primarily for outdoor use with higher power lamps from 750W to 2KW. Typical applications include recreational facilities (both interior and exterior playing surface lighting), parking lots, security lighting and larger industrial facilities. These products are also fully compatible with industry standard control protocols.

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

Distribution Method Of Products And Services

The Company currently utilizes a direct sales force to sell its products and services by utilizing a combination of our network of personal contacts and leads generated through referrals and the Company’s website. Management recognizes that in order to put the Company on a more sustainable growth path, more structure and focus is required to meet the Company’s desired projections. To that end, the Company is currently developing a more detailed sales and marketing plan based on the following key strategy elements:

●	Educate & Inform: A key initiative under development is to educate and inform the market regarding the opportunities inherent in high efficiency lighting and control systems. The Company is currently developing a messaging program to be delivered in various forms such as lunch & learns, presentations at industry tradeshows and various industry association gatherings.

In addition, the Company is also targeting various industry associations in the electrical contracting and construction industry as well as property management and retail segments. The objective is to leverage the network effect utilizing the “pitch once, sell many” concept to generate leads for the individual sales consultants through these forums.

●	Targeting Sales: In the year 2014, each sales consultant will sharpen their focus and concentrate on a specific segment. The objective is to develop expertise in areas such as big box retail, general warehousing, recreational facilities, industrial/light assembly, greenhouse agriculture, automotive component manufacturers etc. Management believes this will further enhance the image of the Company as a trusted advisor in the minds of customers as a result of each consultant gaining specialized knowledge in order to address the challenges unique to each application. A significant recruitment effort is required to attract and retain professionals for each segment.

●	New Construction & Major Renovation Market: Similar to the marketing programs being developed under the Educate & Inform banner, this market is viewed as an opportunity to leverage sales efforts. By targeting Design/Build Contractors and Engineering Firms with a sales team experienced at selling to technical audiences and large project teams consisting of multiple stakeholders, the intent is to get the Company’s products designed into the specification documents that get used on multiple projects. A market data service is being utilized to identify specific contractors and projects, particularly those designing for Leadership in Energy and Environmental Design (“LEED”) certification. LEED consists of a suite of rating systems for the design, construction and operation of high performance green buildings, homes and neighborhoods and has gained significant momentum over the past five years. Property owners can charge higher rents in LEED certified buildings and around 72% of the Top 100 infrastructure projects in Canada are designing for LEED certification.

Management also views this as a strategic opportunity to add to the product portfolio over time through pilot projects before rolling out to the general sales force.

These initiatives account for a significant portion of the 2014 operating budget. Management believes this is a critical tool for extracting maximum value to put the Company on a sustainable growth path.

ITEM 1. BUSINESS (continued)

Status Of Planned Products and Services

The Company has introduced its NetZero Certification as Eco-Shift Power’s means of qualifying lighting products that meet exacting criteria and is a new tool for industry to make better energy and cost saving decisions. ECOP has developed rigorous protocols including over 22 necessary tests that all products must go through to attain NetZero Certification. With a foundation in new-era LED lighting and wireless and web-enabled technologies, Eco-Shift Power is transitioning clients’ decision making from old, fixed technology to the new information age. The premise is that the NetZero certification provides certainty, avoids confusion and means industrial and commercial clients can improve the quality of their decision making when seeking cost savings from energy efficient lighting.

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

We also compete with providers of LED replacement lamps and other energy efficient lighting products and fixtures. These companies include traditional lighting companies such as Sylvania and Philips; specialized lighting companies such as Lighting Science Group Corporation; certain packaged LED suppliers such as Cree, which is primarily a manufacturer of LEDs; as well as multiple low cost offshore providers. In the market for LED lighting products, we compete on the basis of design, innovation, light quality, maintenance costs, safety issues, energy consumption, price, product quality and energy savings resulting from the use of the latest lighting technology, energy Star and UL certifications and brightness.

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

We believe that we can compete favorably in our markets, based on the following factors:

●	unique consultative sales process that does not favour one technology over another;
●	the latest in finished product technology that has been thoroughly analyzed and tested;
●	breadth and diversity of high-quality product offerings that include lighting audits plus a Life cycle analysis that calculates key economic indicators such as “Pay Back Period” and “ROI”;
●	offer asset backed financing packages that pay for themselves by way of energy savings;
●	ability to offer custom light retrofit solutions that meet customers’ needs at a competitive price;
●	excellence in customer service and support; and
●	recruitment and retention of qualified personnel, particularly engineers.

We expect our markets to remain competitive and to reflect rapid technological evolution and continuously evolving customer and regulatory requirements. Our ability to remain competitive depends in part upon our success in developing new and enhanced advanced lighting solutions and introducing these products at competitive prices on a timely basis.

ITEM 1. BUSINESS (continued)

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

Patents, Trademarks, Licenses, Royalty Agreements Or Labor Contracts

Eco-Shift Power Corp. (ECOP) has patented its new Down Light Collar to improve light quality at lower costs, helping provide truly sustainable profits for its clients. The patent is registered as Serial Number 2,775,550. The new collar provides commercial/industrial energy users with significant improvements over pre-existing technology, transforming their facilities by providing more and higher quality lighting at significantly lower costs.

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

Research and development expenses were $Nil in the year 2013 and 2012.

Costs And Effects Of Environmental Compliance

We are not aware of any material effects that compliance with federal, state, local or foreign environmental protection laws or regulations will have on our business. We have not expended material amounts to comply with any environmental protection laws or regulations and do not anticipate having to do so in the foreseeable future.

Employees

The Company currently employs 16 full-time employees. The Company also utilizes the services of three electrical engineering university students who are recruited from local universities under their co-op placement programs for four month periods. In addition, the Company engages independent electrical contractors for the installation aspect of its sales process on a job-by-job basis and these contractors are coordinated by the Company’s full-time project manager employees to guarantee that quality service standards are met for all of the Company’s installations.

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

ITEM 1A. RISK FACTORS

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

Risks Related To Our Business And Industry

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

Our Auditors Have Raised Substantial Doubts As To Our Ability To Continue As A Going Concern.

Our financial statements have been prepared assuming we will continue as a going concern. Since the inception of the Company, we have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $4,310,072 at December 31, 2013. The Company has not generated sufficient cash flow to internally fund its business and has historically funded its operating through sales of our securities, including to insiders and our affiliates. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will continue to increase and we will continue to incur substantial losses in future periods until we are successful in significantly increasing our revenues and cash flow. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our Company.

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

ITEM 1A. RISK FACTORS (continued)

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

ITEM 1A. RISK FACTORS (continued)

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

Provisions Of Our Certificate Of Incorporation And Bylaws May Delay Or Prevent A Take-Over Which May Not Be In The Best Interests Of Our Stockholders.

Provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Delaware General Corporation Law also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested stockholders.

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

ITEM 1A. RISK FACTORS (continued)

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

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

On January 7, 2014, Eco-Shift Power Corporation commenced an action in the Superior Court of Justice for Ontario against N.V. Nederlandsche Apparatenfabriek “Nedap”, Niek Nijenhuis, Thomas Lang, Jeroen Somsen, Venture Lighting International Inc., Andrew Tyrrell, NRG Metalworks Inc., Craig Chornaby, Full Energy Solutions Distribution and Jan Christopher Vargas (together, the Defendants). Eco-Shift claims for C$25 million in compensatory and punitive damages for breach of contract, breach of confidence, conspiracy, breach of fiduciary duty, intentional interference with economic relations and inducing breach of contract. Eco-Shift anticipates amending its statement of claim to also allege patent infringement. The Defendants have not, as of yet, delivered statements of defence. Eco-Shift does not expect this action to proceed to trial until 2015 or 2016.

Other than the matters described above we are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

On February 5, 2013, Simplepons finalized a share exchange agreement whereby Simplepons issued 1,702,396,382 exchangeable shares for 100% of the common stock of Eco-Shift (the “Share Exchange”). As a result of the Share Exchange, Eco-Shift is now a wholly-owned subsidiary of Simplepons. This transaction has been accounted for as a reverse merger. Consequently, the assets and liabilities and the historical operations reflected in the consolidated financial statements for the periods prior to February 5, 2013 are those of Eco-Shift and are recorded at the historical cost basis. After February 5, 2013, the Company’s consolidated financial statements include the assets and liabilities of both Eco-Shift and Simplepons and the historical operations of both after that date as one entity.

The Company’s Common Stock is quoted on the OTCBB under the under the symbol “ECOP.” The following table sets forth the quarterly high and low sale prices for our common shares since the date of reverse merger after taking into account the stock split of 1:50.

Quarter ended	High	Low

June 30, 2013	$3	$0.50

September 30, 2013	$1	$0.50

December 31, 2013	$0.90	$0.35

(b) Holders

As of March 19, 2014, there were approximately 138 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

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

On November 21, 2013 the Company finalized a Term Sheet Agreement with accredited investors for the private placement of $2 million on the following terms and conditions:

●	The Company to issue common stock together with warrants to purchase common stock;
●	Purchase price to be $0.25 per share of common stock together with the related warrant;
●	The Company shall issue warrants exercisable for an aggregate of the number of shares of common stock of the Company equal to the number of shares of common stock purchased;
●	The exercise price of the warrant will be $0.5 per share;
●	The Warrants shall be exercisable beginning on the issuance date and ending around two (2) years thereafter; and
●	The Company and Investor shall enter into a Subscription Agreement. The Subscription Agreement will contain standard representations by the Company and the Investors.

Pursuant to the above Term Sheet Agreement, the Company entered into various Subscription Agreements during the months of October, November and December 2013 for the issuance of 3,981,652 shares of common stock at an exercise price of $0.25 per share of common stock along with the issuance of same number of warrants. The details of the warrants outstanding as at December 31, 2013 are as follows:

		Outstanding
		exercisable	Weighted average	Weighted average
Grant date	Maturity date	warrants	exercise price	remaining life
			$	Years
August 31, 2013	August 31, 2016	200,000	0.50	2.71
October 4, 2013	October 31, 2016	2,000,000	0.50	2.88
November 19, 2013	November 30, 2016	800,000	0.50	2.96
November 21, 2013	November 30, 2016	600,000	0.50	2.96
December 17, 2013	December 31, 2016	581,652	0.50	3.04
Outstanding - December 31, 2013		4,181,652	0.49	2.91

On January 29, 2014, the Company issued an aggregate of 1,650,000 million shares of common stock as retention bonuses and other compensation to certain officers and employees of the Company in consideration of services rendered in the business combination of the Company completed in 2013. The Company has authorized the issuance of an additional approximately 3.2 million shares for such services to such additional officers, directors and employees determined by the board of directors of the Company.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

On February 8, 2013, Eco-Shift Power Corp., a Delaware corporation (the “Company”), finalized that certain Share Exchange effected by the execution and delivery of that certain Voting and Exchange Trust Agreement, Support Agreement, and Rollover Agreements, each as defined in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2013, and as amended on Form 8-K/A filed with the SEC on June 4, 2013 The “Closing 8-K”). Pursuant to the Rollover Agreement certain Stakeholders (as defined in the Rollover Agreement) were issued Exchangeable Shares that are exchangeable for shares of common stock in the Company. Pursuant to the Voting and Exchange Trust Agreement, the holders of Exchangeable Shares effectively voted such securities as common stock of the Company through a Series B Preferred Stock held by a trustee, as more fully described in the Closing 8-K.

On February 25, 2014, Gilbert Wood, the Company’s Chief Executive Officer and director, James Hughes, the Company’s Chief Financial Officer and director, and Patty Bates-Woods elected to exchange their Exchangeable Shares pursuant to the terms of the Voting and Exchange Trust Agreement, Rollover Agreement and Support Agreement for 19,984,584, 4,962,315 and 4,962,635 shares of common stock of the Company, respectively. The Company was required to give effect to such election and issue such shares not less than five (5) or more that ten (10) days following such election. The Company has issued such shares of common stock as of March 3, 2014.

The above description of the Voting and Exchange Trust Agreement, Rollover Agreement and Support Agreements do not purport to be complete and is qualified in its entirety by reference to the Support Agreement, which is attached as Exhibits 2.1, 2.2 and 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2013.

On February 25, 2014, Eco-Shift Power Corp. filed an Amended and Restated Certificate of Designation of Series B Preferred Stock (the “Certificate of Amendment”), which clarifies certain voting rights after giving effect to the November 2013 reverse stock split of the Company. The Certificate of Amendment was approved by the unanimous consent of the Board of Directors of the Company and the sole holder of Series B Preferred Stock as of February 25, 2014. The Certificate of Amendment was filed with the Secretary of State of the State of Nevada.

Rule 10B-18 Transactions

During the year ended December 31, 2013, there were no repurchases of the Company’s common stock by the Company.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Some of the statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. See “Cautionary Statement Regarding Forward-Looking Information” following the Table of Contents of this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

We plan to recruit 4-6 additional highly experienced technical sales professionals who will expand our territory to include the balance of the Canadian marketplace and the US states surrounding the Great Lakes. Almost $3 million has been quoted during the current year in the province of Quebec.

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

The Company has introduced its NetZero Certification as Eco-Shift Power’s means of qualifying lighting products that meet exacting criteria and is a new tool for industry to make better energy and cost saving decisions. ECOP has developed rigorous protocols including over 22 necessary tests that all products must go through to attain NetZero Certification. With a foundation in new-era LED lighting and wireless and web-enabled technologies, Eco-Shift Power is transitioning clients’ decision making from old, fixed technology to the new information age. The premise is that the NetZero certification provides certainty, avoids confusion and means industrial and commercial clients can improve the quality of their decision making when seeking cost savings from energy efficient lighting.

Lastly, Eco-Shift secured a purchase order from a large company that manufactures railway cars for a lighting retrofit project that will exceed $2 million when the project’s final phase is completed in 2014. Phase I of that Job (totaling $1.04 Million) was completed during the current year 2013 and Eco-Shift was given the green light to proceed with Phases II and III as planned. In addition, we have accelerated the sales pipeline significantly to approximately $30 million in new opportunities with a probability of close to $3 million closing in 2014.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

COMPARISON OF OPERATING RESULTS

Comparison of operating results for the year ended December 31, 2013 to 2012

Revenue

Revenue decreased by $385,230 to $1,370,261 for the year ended December 31, 2013 from $1,755,491 for the year ended December 31, 2012.

Decrease in revenue in for the year ended December 31, 2013 as compared to for the year ended December 31, 2012 were mainly due to our focus having shifted in 2013 to the completion of the reverse merger and securing additional capital and lines of credit, whereas our focus in 2012 was dedicated exclusively to sales. In addition, during the beginning of 2013 we were also engaged in the process of replacing existing sales staff with more sophisticated and technically competent sales professionals that fit our growth plans for moving in to the US market and beyond. As the Company has become public, there are more promising work orders which will substantially increase the revenue of the Company going forward.

Cost of Goods Sold

Cost of goods sold was $803,909 for the year ended December 31, 2013, compared to $952,612 for the year ended December 31, 2012, a decrease of $148,703 from the previous year. The decrease is almost in line with the decrease in sales for the current year 2013 as compared to 2012.

Expenses

Expenses increased to $3,559,356 for the year ended December 31, 2013 from $1,445,241 for the year ended December 31, 2012.

Increase in overall expenses for the year ended December 31, 2013 was mainly due to recording of extinguishment loss on modification of Linear note amounting to $539,505 and stock compensation expense of $1,120,000 as explained in detail in relevant notes to the financial statements. Further, professional fees and interest and bank charges increased by $335,816 and $110,395, respectively mainly due to completion of reverse merger transaction and securing additional capital and lines of credit in the year 2013.

Net loss.

During the year ended December 31, 2013, we incurred a net loss of $2,993,004 as compared to a net loss of $642,362 the year ended December 31, 2012.

The major reason for the increase in net loss in the current period as compared to the previous period is primarily due to the increase in expenses as explained in the above paragraph.

Liquidity and Capital Resources

As of December 31, 2013, the Company had total assets of $710,354, which included total current assets of $698,256, consisted of cash of $325,147, accounts receivable of $24,442, inventory of $142,891, advances and deposits of $150,756, prepayments and other receivables of $55,020. Non-current asset consisted of and property and equipment of $12,098.

The Company had total liabilities of $1,900,182 as of December 31, 2013 and these were classified as current. These liabilities consisted of accounts payable and accrued liabilities of $418,415, customer deposits of $357,976, liquidated damages payable of $70,300, provision for contingent liability of $141,030, advances from shareholders of $118,696, convertible notes payable of $189,685 and promissory notes payable of $604,080.

The Company had a working capital deficit of $1,201,926 and an accumulated deficit of $4,310,072 as of December 31, 2013.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net cash used in operating activities. During the year ended December 31, 2013, the Company used $978,854 of net cash in operating activities compared to $580,144 of net cash in operating activities for the year ended December 31, 2012. The increase in net cash used in operating activities by $505,692 was mainly attributable to the increase in loss for the year ended December 31, 2013 as compared to the previous year ended December 31, 2012 offset by change in working capital balances.

Net cash used in investing activities. During the year ended December 31, 2013, the Company used $222,042 of net cash in investing activities compared to $1,098 of net cash in investing activities for the year ended December 31, 2012. The increase in net cash used in investing activities mainly represents restricted cash of $217,377.

Net cash provided by financing activities. During the year ended December 31, 2013, net cash provided by financing activities was $1,412,262 as compared to $554,939 for year ended December 31, 2012. The increase of $857,323 is mainly because of proceeds from the issuance of shares/warrants and notes by $1,256,371 net of issuance costs of $99,042, offset by repayment of advances from shareholders of $182,522 during the year ended December 31, 2013.

Need For Additional Capital

The Company has experienced losses from operations that raise substantial doubt as to its ability to continue as a going concern. The Company will need to raise additional funding to complete its plan of operations and repay the notes described above. The Company’s operations do not currently produce sufficient operating cash to support the Company’s operations without additional funding. If the Company is unable to raise adequate working capital it will be restricted in the implementation of its business plan and may be forced to cease filing reports with the SEC.

The Company’s consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has experienced losses from operations and has negative working capital as of December 31, 2013. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information in response to this item is contained elsewhere in this Report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this valuation, segregation of duties & maintenance of current accounting records have been identified as material weaknesses in internal control over financial reporting.

To address the need for more effective internal controls, management has plans to improve the existing controls and implement new controls as our financial position and capital availability improves.

Changes in Internal Control over Financial Reporting

There have been no changes during the year ended December 31, 2013 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Positions and Offices Held

Gilbert Wood	51	Chief Executive Officer (CEO)

James Hughes	69	Chief Financial Officer (CFO)

Gilbert Wood

Gilbert Wood has more than 20 years of experience in a variety of industries, serving in senior management roles in both private and publicly held companies. He has been CEO and President of the Company since May 2008 and he continues to grow the Company through international markets for Eco-Shift Power for suite of products.

Mr. Wood has implemented a channel Strategy for distribution of the smart for distribution of the SMART product line across Canada and developed a territorial structure for the United States as well as USA OEM partner.

Prior to working for Eco-Shift, Mr. Wood operated his own consulting company for five years where he provided management and business development training ensuring their growth to companies in the IT, manufacturing, distribution, retail, and utility commodity sectors.

Mr. Wood has also served as the President of Valet Vending Inc. for 12 years.

James Hughes

James Hughes has more than 30 years of experience in a variety of industries. He is with the Company since 2007. Currently he is the CFO and a principal owner of the Company.

Prior to joining Eco-Shift he was a management consultant to develop entrepreneurial business concepts and working under contract with entrepreneurs whose business require the establishment and maintenance of MIS based on sound internal control principles.

Term of Office

Our directors are appointed for one year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers, if any, are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We do not have any standing committees. None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its consolidated financial statements at this stage. We have not formed a Compensation Committee, Nominating and Corporate Governance Committee or any other Board Committee as of the filing of this Annual Report.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

Compliance With Section 16(A) Of The Exchange Act.

We do not have a class of equity securities registered pursuant to section 12 of the Securities Exchange Act and therefore our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities are not required to file reports of ownership and changes in ownership with the SEC or furnish us with copies of these reports.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by us during the fiscal years ended December 31, 2013 and 2012 in all capacities for the accounts of our executive officer:

SUMMARY COMPENSATION TABLE

Name	Position	Salary	Consulting	Bonus	Others	Total
		$	$	$	$	$
2013

Gilbert Wood	CEO	150,000	-	-	-	150,000

James Hughes	CFO	120,000	-	-	-	120,000

2012

Gilbert Wood	CEO	78,000	-	-	-	78,000

James Hughes	CFO	65,000	-	-	-	65,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 52,882,082 shares of common stock issued and outstanding as of March 19, 2014.

	Beneficial
Name and address	Ownership	Percentage

Director and CEO and CFO
Gilbert Wood – CEO	19,984,584	37.79%
James Hughes – CFO	4,962,315	9.38%

5% Security Holder
Patty Bates Wood (103 Mannheim Crescent, Petersburg, ON, N0B 2H0)	4,962,635	9.38%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Convertible notes of $189,685 (2012 - $Nil) and promissory notes of $164,535 (2012 - $175,000) have been issued to close family members of the shareholders which are outstanding at year end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our consolidated financial statements on Form 10K and review of consolidated financial statements included in our Annual Reports on Form 10-K and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal years were as follows:

	Year Ended
	2013	2012

Audit and review fees	$75,000	$20,000

Tax Fees	-	-

All Other Fees	-	-

Total	$75,000	$20,000

ITEM 15. EXHIBITS

Exhibit No.	Description
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this annual report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO-SHIFT POWER CORP.

DATED: April 7, 2014	By:	/s/ Gilbert Wood
Gilbert Wood
Chief Executive Officer

DATED: April 7, 2014	By:	/s/ James Hughes
James Hughes
Chief Financial Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ECO-SHIFT POWER CORP. (FORMERLY SIMPLEPONS, INC.)

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013 AND 2012

Schwartz Levitsky Feldman llp

CHARTERED ACCOUNTANTS

LICENSED PUBLIC ACCOUNTANTS

TORONTO ● MONTREAL

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Eco-Shift Power Corp. (formerly Simplepons, Inc.)

We have audited the accompanying consolidated balance sheet of Eco-Shift Power Corp. (“the Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' deficiency, and cash flows for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the year ended December 31, 2012 were audited by other auditors, whose report, dated April 15, 2013, expressed an unqualified opinion on those consolidated financial statements and also included an explanatory paragraph that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses, has a working capital deficiency and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
April 7, 2014	Licensed Public Accountants

2300 Yonge Street, Suite 1500, Box 2434
Toronto, Ontario M4P 1E4
Tel: 416 785 5353
Fax: 416 785 5663

ECO-SHIFT POWER CORP. (FORMERLY SIMPLEPONS, INC.)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

(Expressed in United States Dollars)

	December 31, 2013	December 31, 2012
	$	$

ASSETS
Cash	107,770	1,761
Restricted cash [note 5]	217,377	—
Accounts receivable	24,442	105,050
Inventory	142,891	166,428
Advances and deposits	150,756	78,264
Income taxes recoverable	—	25,030
Prepayments and other receivables	55,020	3,015
Total current assets	698,256	379,548
Property and equipment	12,098	13,993
Total assets	710,354	393,541

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Liabilities
Bank indebtedness [note 5]	—	59,873
Accounts payable and accrued liabilities	418,415	442,149
Customer deposits	357,976	123,050
Liquidated damages payable [note 6]	70,300	—
Provision for a contingent liability [note 7]	141,030	—
Advances from shareholders [note 8]	118,696	315,821
Convertible notes payable [note 9]	189,685	—
Promissory notes payable [note 10]	604,080	438,386
Total current liabilities	1,900,182	1,379,279

Going concern [note 3]
Commitments and contingencies [note 11]
Related party transactions [note 13]
Subsequent events [note 17]

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1 share outstanding as of December 31, 2013, 2012.	1	1
Common stock, $0.01 par value, 400,000,000 shares authorized, 54,863,211 and 35,807,346 common shares outstanding as at December 31, 2013 and 2012, respectively, which includes 34,047,928 exchangeable common shares. [note 12]	548,631	358,073
Additional paid-in-capital	2,895,815	—
Accumulated other comprehensive gain (loss)	82,292	(26,744)
Accumulated deficit	(4,716,567)	(1,317,068)
Total stockholders’ deficiency	(1,189,828)	(985,738)
Total liabilities and stockholders’ deficiency	710,354	393,541

See accompanying notes

ECO-SHIFT POWER CORP. (FORMERLY SIMPLEPONS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Expressed in United States Dollars)

	Year ended	Year ended
	December 31, 2013	December 31, 2012
	$	$

REVENUE	1,370,261	1,755,491

COSTS OF SALES	803,909	952,612

GROSS PROFIT	566,352	802,879

EXPENSES
Salaries and benefits	790,219	780,829
Extinguishment loss on modification [note 9b]	539,505	—
Consulting services expense [note 14]	120,000	—
Commission	43,475	116,388
Marketing and advertising	77,458	36,738
Legal and professional fees [note 12]	1,435,420	99,604
Rent and occupancy	129,891	77,076
Interest and bank charges	159,256	48,861
Travel	55,255	90,786
Telecommunications	32,100	42,915
Repair and maintenance	39,056	24,964
Other operating expenses	137,721	127,080
	3,559,356	1,445,241
Net loss for the period before income taxes	(2,993,004)	(642,362)
Income taxes [note 16]	—	—
Net loss for the year	(2,993,004)	(642,362)
Foreign currency translation adjustment	109,036	(11,759)
Comprehensive loss	(2,883,968)	(654,121)

Loss per share, basic and diluted	(0.08)	(0.02)

Weighted average number of common shares outstanding	37,859,442	34,047,928

See accompanying notes

ECO-SHIFT POWER CORP. (FORMERLY SIMPLEPONS, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Expressed in United States Dollars)

						Accumulated
					Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated
		Amount		Amount	capital	gain (loss)	deficit	Total
	Shares	$	Shares (a)	$	$	$	$	$
Recapitalization of capital retroactively adjusting the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree as at January 1, 2012 (b)	1	1	35,807,346	358,073	—	(16,589)	(674,706)	(333,221)

Translation adjustment	—	—	—	—	—	(10,155)	—	(10,155)

Loss for the year	—	—	—	—	—	—	(642,362)	(642,362)

Recapitalization of capital retroactively adjusting the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree as at December 31, 2012 (b)	1	1	35,807,346	358,073	—	(26,744)	(1,317,068)	(985,738)

Acquisition of net liabilities of Simplepons (Note 1)	—	—	—	—	—	—	(406,495)	(406,495)

Issuance of shares against convertible notes (Note 12)	—	—	12,865,213	128,652	510,185	—	—	638,837

Issuance of shares against term sheet agreement (Note 12)	—	—	2,000,000	20,000	980,000	—	—	1,000,000

Issuance of shares against settlement agreements (Note 12)	—	—	85,000	850	146,785	—	—	147,635

Shares to be issued for services (Note 14)	—	—	—	—	120,000	—	—	120,000

Issuance of warrants for cash (Note 12)	—	—	—	—	50,000	—	—	50,000

Issuance of shares for cash (Note 12)	—	—	4,105,652	41,056	1,088,845	—	—	1,129,901

Translation adjustment	—	—	—	—	—	109,036	—	109,036

Loss for the year	—	—	—	—	—	—	(2,993,004)	(2,993,004)

As at December 31, 2013	1	1	54,863,211	548,631	2,895,815	82,292	(4,716,567)	(1,189,828)

(a) Common stock is after stock split of 50:1 as explained in note 1.

(b) Retroactively restated to reflect the effect of the recapitalization transaction on February 5, 2013, as explained in Note 1.

See accompanying notes

ECO-SHIFT POWER CORP. (FORMERLY SIMPLEPONS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Expressed in United States Dollars)

	Year ended	Year ended
	December 31, 2013	December 31, 2012
	$	$
OPERATING ACTIVITIES
Net loss for the year	(2,993,004)	(642,362)
Items not affecting cash
Extinguishment loss on modification	539,505	—
Amortization of debt discount	40,000	—
Stock compensation expense	1,120,000	—
Depreciation	5,818	4,567
Liquidated damages charges	44,400	—

Change in working capital balances
Accounts receivable	76,243	(30,939)
Inventory	13,061	45,966
Advances and deposits	(80,158)	(40,644)
Income taxes recoverable	24,303	—
Prepayments	(53,875)	23,945
Accounts payable and accrued liabilities	34,024	94,436
Customer deposits	250,829	(35,113)
Cash used in operating activities	(978,854)	(580,144)

INVESTING ACTIVITY
Restricted cash	(217,377)	—
Purchase of property and equipment	(4,665)	(1,098)
Cash used in investing activity	(222,042)	(1,098)

FINANCING ACTIVITIES
Bank indebtedness	(57,841)	49,382
Proceeds from issuance of shares/warrants-net	1,256,371	—
Proceeds from issuance of convertible notes	195,899	—
Proceeds from issuance of promissory notes	703,473	311,286
Repayment of promissory notes	(503,118)	—
Repayment of advances from shareholders	(182,522)	194,271
Cash provided by financing activities	1,412,262	554,939

Net increase (decrease) in cash during the year	211,366	(26,303)

Effect of foreign currency translation adjustment	(105,357)	1,275

Cash, beginning of the year	1,761	26,789
Cash, end of year	107,770	1,761

On February 5, 2013, the Company assumed net liabilities of $406,496 by shares exchange (Note 1).

See accompanying notes

ECO-SHIFT POWER CORP. (FORMERLY SIMPLEPONS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 and 2012

(Expressed in United States Dollars)

1. NATURE OF OPERATIONS

Eco-Shift Power Corp. (“Eco-Shift Canada”) was incorporated on May 15, 2008 under the laws of the Province of Ontario, Canada. Eco-Shift Canada is primarily engaged in developing, selling and distributing electrical lighting products.

Eco-Shift Power Corp. (formerly Simplepons, Inc., “Simplepons”, the “Company”) was a Delaware corporation formed on February 7, 2011. Simplepons was in the business of the sale of coupon books and was developing a mobile coupon subscription that solves the problem of leaving your coupons at home. On February 5, 2013, Simplepons completed a reverse merger and subsequently the board of directors (the “Board”) ceased the existing coupon subscription business as explained below.

On February 5, 2013, Simplepons finalized a share exchange agreement whereby Simplepons issued 34,047,928 (1,702,396,382 pre split) exchangeable shares for 100% of the common stock of Eco-Shift Canada (the “Share Exchange”). These exchangeable shares are mandatorily convertible (within five years) into Company’s common shares. Accordingly the number and the value of these shares have been presented as part of common stock with corresponding credit to accumulated deficit. The exchangeable shares are exchangeable at the option of the holder, each into one share of common stock of the Company. In addition, Simplepons issued one share of Series B Preferred Stock (the “Series B Preferred”). As a result of the Share Exchange, Eco-Shift Canada is now a wholly-owned subsidiary of Simplepons. This transaction has been accounted for as a reverse merger. Consequently, the assets and liabilities and the historical operations reflected in the consolidated financial statements for the periods prior to February 5, 2013 are those of Eco-Shift Canada and are recorded at the historical cost basis. After February 5, 2013, the Company’s consolidated financial statements include the assets and liabilities of both Eco-Shift Canada and Simplepons and the historical operations of both after that date as one entity.

For accounting purposes, this transaction was treated as an acquisition of Simplepons and a recapitalization of Eco-Shift Power Corp. Eco-Shift Power was the accounting acquirer and the results of its operations carried over. Accordingly, all prior year financial statements presented for comparative purposes are those of Eco-Shift Canada and not Simplepons. Accordingly, the operations of Simplepons are not carried over and adjusted to $0. Immediately prior to the Merger, Simplepons had net liabilities of $406,495 which were acquired and presented in the consolidated financial statements.

On July 19, 2013, the holder of the Series B Preferred, through a unanimous written consent in lieu of a meeting, authorized: (i) 1-for-50 reverse stock split of the Company’s issued and outstanding shares of common stock; (ii) the change in the name of the Company from Simplepons, Inc. to Eco-Shift Power Corp. (the “Company”).

The reverse stock split and the name change became effective on the date that the Company filed the Certificate of Amendment to the Articles of Incorporation of the Company (the “Amendment”) with the Secretary of State of Delaware. The Company filed the Amendment during the fourth quarter ended December 31, 2013. The Company has also notified the Financial Industry Regulatory Authority (“FINRA”) of the actions by filing the Issuer Company Related Action Notification Form during the fourth quarter ended December 31, 2013.

2. BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are expressed in United States dollars (“USD”).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company transactions and balances have been eliminated in preparing the consolidated financial statements.

ECO-SHIFT POWER CORP. (FORMERLY SIMPLEPONS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 and 2012

(Expressed in United States Dollars)

3. GOING CONCERN

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception. As at December 31, 2013, the Company has a working capital deficiency of $1,201,926 and has accumulated deficit of $4,716,567. These factors raise substantial doubt as to its ability to continue as a going concern.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company’s consolidated financial statements are prepared using the accrual basis of accounting in accordance with GAAP.

Cash

Cash includes cash on hand and balances with banks.

Restricted Cash

Restricted cash represents cash which is available for use subject to approval from certain investors.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. These conditions are generally met upon completion of delivery and installation for the Company.

The Company has mainly two streams of revenue – (a) sales and installation and (b) training.

Sales are recognized upon passage of title to the customer. This occurs when products are delivered and installed at the customers’ locations in accordance with the terms of the contract with customers.

Training income is recognized when training services are provided.

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2013 and 2012. The weighted average number of shares of common stock outstanding includes 34,047,928 exchangeable shares as described in note 1. Major portion of these exchangeable shares were subsequently exchanged for the Company’s shares of common stock. All outstanding warrants and options have an anti-dilutive effect on the loss per share and are therefore excluded from the determination of the diluted loss per share calculation for the year ended December 31, 2013 and 2012.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: inventory valuation reserves; allowance for doubtful accounts; deferred income tax assets, and related valuation allowances; estimated useful lives of property and equipment and accruals. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

ECO-SHIFT POWER CORP. (FORMERLY SIMPLEPONS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 and 2012

(Expressed in United States Dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventory, which comprises of electrical lighting materials and supplies, is valued at the lower of cost and market value, with cost being determined on a weighted average basis. The cost of inventory includes purchase price, freight, custom duties and other delivery expenses. Market for materials and supplies is net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less any applicable variable selling costs.

The Company evaluates the carrying value of inventory on a regular basis, taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price the Company expects to obtain for products in the market compared with historical cost.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements (“SFAS 157”), superseded by ASC 820-10, which defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. The impact of adopting ASC 820-10 was not significant to the Company’s consolidated financial statements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, restricted cash, accounts receivable, accounts payable and accrued liabilities, liquidated damages payable, advances from shareholders and promissory notes. The fair value of the Company’s debt instruments is estimated based on current rates that would be available for debt of similar terms, which is not significantly different from its stated value, except for the convertible note payable, at fair value, which has been revalued based on current market rates using Level 1 inputs.

Comprehensive Income (Loss)

The Company follows ASC 220, Comprehensive Income which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income is presented in the statements of changes in stockholders’ equity (deficit), and consists of foreign currency translation adjustments. ASC 220 requires only additional disclosures in the consolidated financial statements and does not affect the Company’s financial position or results of operations.

ECO-SHIFT POWER CORP. (FORMERLY SIMPLEPONS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 and 2012

(Expressed in United States Dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Leases

The Company leases property and equipment in the ordinary course of business. Significant lease obligations relate to the Company’s premises. These leases have varying terms and may or may not include purchase or buyout options and guaranteed residuals. The terms of these leases are considered when determining whether a lease is classified as operating or capital. The expense associated with leases that have escalating payment terms is recognized on a straight-line basis over the life of the lease.

Foreign Currency Translation

The functional currency of the Canadian based company is the Canadian dollar and US based company is USD. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company’s Canadian subsidiaries from their functional currency into the Company’s reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

ECO-SHIFT POWER CORP. (FORMERLY SIMPLEPONS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 and 2012

(Expressed in United States Dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset or asset group, discounted at a rate commensurate with the risk involved.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment, which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The Company has not adopted a formal employee stock based compensation plan.

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

Accounts Receivable

Accounts receivable are stated at outstanding balances, net of an allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income. Accounts deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due.

Investment Tax Credits Recoverable

Government assistance and tax credits relating to qualifying expenditures, to the extent that there is reasonable assurance of realization, are accounted for using the cost reduction method, whereby the government assistance and tax credits are recorded as reductions against the related expenses or the carrying value of the related assets. Tax credits are subject to review by the Canada Revenue Agency (“CRA”) and any adjustments that may reduce the tax credit recorded.

Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates subsequent events through the date the Company’s annual report on Form 10-K is ready to issue.

ECO-SHIFT POWER CORP. (FORMERLY SIMPLEPONS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 and 2012

(Expressed in United States Dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently issued accounting pronouncements

FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830)—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. For public entities, the amendments are effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. For nonpublic entities the amendments are effective on a prospective basis for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption. These amendments provide guidance on releasing Cumulative Translation Adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of cta in partial sales of equity method investments and in step acquisitions. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205)—Liquidation Basis of Accounting”. These amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entitles should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. This is not applicable to the Company.

FASB issued ASU 2013-09, “Fair Value Measurement (Topic 820)—Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04” Effective Upon Issuance. Issued July 8, 2013. These amendments apply to employee benefit plans, other than those plans that are subject to Securities and Exchange Commission filing requirements, which hold investments in their plan sponsors’ own nonpublic entity equity securities, including equity securities of their nonpublic affiliated entities. These amendments defer the disclosure of select quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for investments held by certain employee benefit plans. The amendments are effective immediately for all financial statements that have not yet been issued.

5. RESTRICTED CASH /BANK INDEBTEDNESS

Cash includes $217,377 representing restricted cash which are held in an escrow account and are available subject to approval from certain investors.

Bank indebtedness represented cheques outstanding at year end 2012, which were settled during the year 2013.

6. LIQUIDATED DAMAGES PAYABLE

Pursuant to the Simplepons’s private placement completed during the year ended December 31, 2012 in the gross amount of $370,000, as of December 31, 2012 purchasers under the private placement (the “Holders”) are entitled to liquidated damages if a registration statement covering the resale of the 1,480,000 shares of common stock sold under the private placement (the “Registrable Securities”) is not filed within 60 days of the termination date of the private placement on May 15, 2012 and declared effective within 150 days of the termination date. The Company shall make pro rata payments to each Holder, in an amount equal to 1% of the aggregate amount invested by such Holder (based upon the number of Registrable Securities then owned by such Holder) for each 30-day period or pro rata for any portion thereof following the date by which such Registration Statement should have been filed or effective (the “Blackout Period”).

Such payments can be made in cash or shares of common stock with the fair market value on the date of issuance and shall constitute the Holder’s exclusive monetary remedy for such events, but shall not affect the right of the Holder to seek injunctive relief. The amounts payable as liquidated damages shall be paid monthly within ten (10) business days of the last day of each month following the commencement of the Blackout Period until the termination of the Blackout Period. Such payments shall be made to each holder at the sole option of the Company in either cash or shares of common stock. The Company has expensed $44,400 for the year ended December 31, 2013 (2012 - $25,900)

ECO-SHIFT POWER CORP. (FORMERLY SIMPLEPONS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 and 2012

(Expressed in United States Dollars)

7. PROVISION FOR A CONTINGENT LIABILITY

Eco-Shift has been named as a co-defendant in a claim by a customer, who is seeking damages of $10,000,000 CAD ($9,402,000 USD) and return of a deposit of $150,000 CAD ($141,030 USD) which was received by the Company under a Value-Added Reseller arrangement. The Company has filed a counterclaim against the customer for damages of $9,548,560 CAD ($8,977,556 USD) resulting from the plaintiff’s breach of contract plus punitive damages of $1,000,000 CAD ($940,200 USD) for negligence and loss of business reputation. Management of the company believes these claims are without merit and has accrued $150,000 CAD ($141,030 USD) in the consolidated financial statements in regards to this claim, as management believes this represents the maximum amount the Company may ultimately be required to pay based on the legal opinion.

8. ADVANCES FROM SHAREHOLDERS

The advances from shareholders are unsecured, non-interest bearing and due on demand.

9. CONVERTIBLE NOTES PAYABLE

a) Convertible notes payable (Eco-Shift Scientific Inc.)

On June 17 and July 3, 2013, the Company entered into two 10% convertible promissory notes with Eco-Shift Scientific Inc. in the principal amounts of $95,900 (CAD 102,000) and $93,785 (CAD 99,750), respectively. These notes are due on June 17, 2014 and July 3, 2014, respectively. Prior to the maturity date, the holder has the option to convert the principle and accrued interest into shares of the Company’s common stock at $0.25 per share.

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

These notes have been issued to an associated company (a related party as one of the shareholder of Eco-Shift Scientific Inc. ia a close family member of the shareholder of the Company). Interest expense recognized on these notes amounts to $8,988 (2012 - $Nil).

b) Extinguishment loss on modification of a note

On October 26, 2012, the Company issued a $63,000 8% convertible note with a term to July 24, 2013 (the “Maturity Date”) to Asher Enterprises, Inc. (“Asher”). The principal amount of the note and interest was payable on the maturity date. The note was convertible into common stock beginning six months after the issuance date, at the holder’s option, at a 58% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company was required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% if prepaid during the period commencing on the closing date through 60 days thereafter, (ii) 130% if prepaid 61 days following the closing through 90 days following the closing, (iii) 140% if prepaid 91 days following the closing through 120 days following the closing, and (iv) 150% if prepaid 121 days following the closing through 180 days following the closing. The agreement provided the holder with full down-round protection in the event of any equity sales sold below the applicable conversion price. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest (the “default put”).

ECO-SHIFT POWER CORP. (FORMERLY SIMPLEPONS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 and 2012

(Expressed in United States Dollars)

9. CONVERTIBLE NOTES PAYABLE (continued)

b) Extinguishment loss on modification of a note (continued)

The Company evaluated the terms and conditions of the convertible note under the guidance of ASC 815, Derivatives and Hedging. The conversion feature did not meet the definition of “indexed to a company’s own stock” provided for in ASC 815 due to the down round protection feature. Therefore, the conversion feature requires bifurcation and liability classification. Additionally, the default put requires bifurcation because it is indexed to risks that are not associated with credit or interest risk. As a result, the compound embedded derivative comprises of (i) the embedded conversion feature and (ii) the default put. Rather than bifurcating and recording the compound embedded derivative as a derivative liability, the Company elected to initially and subsequently measure the convertible note in its entirety at fair value, with changes in fair value recognized in earnings in accordance with ASC 815-15-25-4.

The following table reflects the allocation of the purchase on the financing date:

Convertible Notes at Fair Value	$63,000 Face Value
Proceeds	$(60,000)
Convertible promissory notes	66,507
Financing costs expense	(3,000)
Day-one derivative loss	(3,507)

Before conversion of the note during the further quarter ended December 31, 2013, the estimated fair value of the $63,000 convertible promissory notes was as follows which was recognized during the third quarter ended September 30, 2013:

Convertible Notes
$63,000 face value convertible note due July 24, 2013	$(632,261)

Concurrently with the closing of the Share Exchange, the Company entered into a modification agreement (the “Amendment”) to the Asher Note. The Asher Note was subsequently assigned to Linear Group Holdings, Inc. (“Linear”) pursuant to that certain Assignment Agreement dated February 8, 2013 (the “Assignment Agreement”), by and among Asher, Linear and the Company. Pursuant to the Amendment, the Asher Note shall be convertible at the option of Linear into an aggregate 12,645,213 shares of the Company’s common stock. The note was fully converted into the Company’s common stock during the fourth quarter ended December 31, 2013.

Although the actual number of shares convertible into common stock was fixed due to the Amendment, the embedded conversion feature still required liability classification due to the down-round protection features present in the contracts. The amendment resulted in a modification with substantially different terms, which required the convertible note payable to be accounted for as a debt extinguishment in accordance with FASB ASC Topic No. 470, Debt, Debt with conversions and other options. As a result of the modification, the Company recorded an extinguishment loss in the amount of $539,505 during the year ended December 31, 2013.

ECO-SHIFT POWER CORP. (FORMERLY SIMPLEPONS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 and 2012

(Expressed in United States Dollars)

10. PROMISSORY NOTES PAYABLE

The details of the promissory notes outstanding are as follows:

As at December 31, 2013

Date of	Date of	Amount	Rate of
issuance	maturity	$	interest	Security
March 15, 2010	N/A	47,010	4%	Net assets of the Company
March 15, 2010	N/A	47,010	4%	Net assets of the Company
June 10, 2010	N/A	23,505	10%	Net assets of the Company
February 1, 2012	N/A	47,010	10%	Net assets of the Company
December 11, 2012	December 11, 2013*	21,155	12%	No security
January 29, 2013	January 15, 2014*	183,339	12%	No security
March 15, 2013	December 11, 2013*	235,051	12%	No security
		604,080

As at December 31, 2012

Date of	Date of	Amount	Rate of
issuance	maturity	$	interest	Security
March 15, 2010	N/A	100,510	4%	Net assets of the Company
June 10, 2010	N/A	25,128	10%	Net assets of the Company
February 1, 2012	N/A	50,255	10%	Net assets of the Company
November 20, 2012	(a)	77,895	36%	Specific accounts receivable
November 28, 2012	(b)	67,844	36%	Specific accounts receivable
December 11, 2012	December 11, 2013	116,754	12%	Net assets of the Company
		438,386

N/A – There is no maturity date of these promissory notes. Repayment is due when the Company has sufficient working capital to operate.

Promissory notes amounting to $164,535 (2012 - $175,000) have been issued to close family members of the shareholders which are outstanding as at December 31, 2013. Interest expense recognized on these notes amounts to $19,744 (2012 - $21,000).

* These promissory notes are in default and management is in the process of negotiating to extend these for further one year term.

11. COMMITMENTS AND CONTINGENCIES

Commitments

As at December 31, 2013, the Company has a commitment to issue 25,000 shares pursuant to a settlement agreement (see note 12) and to issue additional common shares pursuant to the reverse merger agreement (see note 14).

The Company leases premises under an operating lease with a five year term in Cambridge, Ontario. Minimum lease commitments under the lease as at December 31, 2013 were:

2014	$81,942
2015	82,492
2016	83,103
2017	41,857
$289,394

Contingencies

On January 7, 2014, Eco-Shift Power Corporation commenced an action in the Superior Court of Justice for Ontario against N.V. Nederlandsche Apparatenfabriek “Nedap”, Niek Nijenhuis, Thomas Lang, Jeroen Somsen, Venture Lighting International Inc., Andrew Tyrrell, NRG Metalworks Inc., Craig Chornaby, Full Energy Solutions Distribution and Jan Christopher Vargas (together, the Defendants). Eco-Shift claims for C$25 million in compensatory and punitive damages for breach of contract, breach of confidence, conspiracy, breach of fiduciary duty, intentional interference with economic relations and inducing breach of contract. Eco-Shift anticipates amending its statement of claim to also allege patent infringement. The Defendants have not, as of yet, delivered statements of defence. In the opinion of legal counsel, Eco-Shift does not expect this action to proceed to trial until 2015 or 2016.

ECO-SHIFT POWER CORP. (FORMERLY SIMPLEPONS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 and 2012

(Expressed in United States Dollars)

12. STOCKHOLDERS’ DEFICIENCY

On February 5, 2013 the Company finalized a share exchange agreement whereby the Company issued 34,047,928 (1,702,396,382 on pre split basis) exchangeable shares for 100% of the common stock of Eco-Shift (the “Share Exchange”). The exchangeable shares are exchangeable at the option of the holder, each into one share of common stock of the Company. The agreement requires that the shares are to be reserved. These exchangeable shares are mandatorily convertible into Company’s common shares. Accordingly the number and the value of these shares have been presented as part of common stock with corresponding credit to accumulated deficit. In addition the Company issued one Series B Preferred share, the terms of which are explained below.

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

Pursuant to the agreement, the Company is required to reserve 34,047,928 (1,702,396,382 on pre split basis) shares of common stock for purposes of settling the conversion rights of the Series B Preferred. As detailed in Note 11, as at December 31, 2012, the Company had insufficient shares authorized to satisfy this agreement and had classified this obligation as a derivative liability. Upon completion of a contemplated reverse split during the fourth quarter ended December 31, 2013, this liability was reclassified to equity. During the year the Company cancelled 1,180,582 in accordance with reverse merger terms and conditions.

In February 2013, the Company issued 124,000 (6,200,000 shares on pre split basis) shares of common stock in a private placement to seven accredited investors. The price of the common stock was $2.5 per share, and the Company received proceeds of $310,000.

Through an assignment agreement dated March 8, 2013 between the Company, a lender and holders of newly issued three promissory notes of $16,667 each, the lender assigned the original note dated May 5, 2012 to the holders of new promissory notes with certain amendments. During the quarter ended June 30, 2013, the holders of these promissory notes converted all the debts outstanding into 220,000 (11,000,000 shares on pre split basis) shares of common stock.

On September 10, 2013, the Company issued 60,000 (3,000,000 shares on pre split basis) shares in accordance with the terms of stipulation for entry of judgment in connection with a lawsuit filed by the Company’s former Chief Operating Officer. These shares were valued at the prevailing market price at the time of issuance and adjusted against his total liability of $134,535.

On July 19, 2013, the holder of the Series B Preferred, through a unanimous written consent in lieu of a meeting, authorized: (i) 1-for-50 stock split of the Company’s issued and outstanding shares of common stock; (ii) the change in the name of the Company from Simplepons, Inc. to Eco-Shift Power Corp.

The reverse stock split and the name change became effective on the date that the Company filed the Certificate of Amendment to the Articles of Incorporation of the Company (the “Amendment”) with the Secretary of State of Delaware. The Company filed the Amendment during the fourth quarter ended December 31, 2013. The Company has also notified the Financial Industry Regulatory Authority (“FINRA”) of the actions by filing the Issuer Company Related Action Notification Form during the fourth quarter ended December 31, 2013.

The Company’s issued and outstanding shares of common stock and exchangeable shares before the stock split were 108,170,870 and 1,702,396,382 respectively. The principal effect of the reverse split was reduction in the number of shares of common stock and exchangeable shares to 2,163,418 and 34,047,928 respectively.

ECO-SHIFT POWER CORP. (FORMERLY SIMPLEPONS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 and 2012

(Expressed in United States Dollars)

12. STOCKHOLDERS’ DEFICIENCY (continued)

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

The Company during the fourth quarter ended December 31, 2013 issued 12,645,213 (632,260,650 shares on pre split basis) shares of common stock pursuant to Asher note conversion as explained in Note 9(b) to the consolidated financial statements.

On October 8, 2013, the Company agreed to issue 50,000 (2,500,000 shares on pre split basis) shares of common stock pursuant to a Confidential Settlement Agreement and Mutual General Release with a claimant. The Company issued 25,000 shares during the fourth quarter ended December 31, 2013 and remaining shares were issued subsequent to year end. These shares were valued at $37,500 based on market price and were recorded as expense in the statement of operations during the year ended December 31, 2013.

On October 14, 2013, the Board of Directors of the Company through a special resolution approved the issuance of 2,000,000 shares of the Company to the legal counsel. These shares were valued at $0.5 per common stock and accordingly $1,000,0000 has been recorded as stock compensation expense in the statement of operations.

On November 21, 2013 the Company finalized a Term Sheet Agreement with accredited investors for a private placement of $2 million on the following terms and conditions:

●	The Company to issue common stock together with warrants to purchase common stock;

●	Purchase price to be $0.25 per share of common stock together with the related warrant;

●	The Company shall issue warrants exercisable for an aggregate of the number of shares of common stock of the Company equal to the number of shares of common stock purchased;

●	The exercise price of the warrant will be $0.5 per share;

●	The Warrants shall be exercisable beginning on the issuance date and ending around two (2) years thereafter; and

●	The Company and Investor shall enter into a Subscription Agreement. The Subscription Agreement will contain standard representations by the Company and the Investors.

Pursuant to the above Term Sheet Agreement, the Company entered into various Subscription Agreements during the months of October, November and December 2013 for the issuance of 3,981,652 shares of common stock at a price of $0.25 per share of common stock along with the issuance of same number of warrants. The Company received $896,371 net of issuance costs of $99,042. The details of the warrants outstanding as at December 31, 2013 are as follows:

		Outstanding
		exercisable	Weighted average	Weighted average
Grant date	Maturity date	warrants	exercise price	remaining life
			$	Years
August 31, 2013	August 31, 2016	200,000	0.50	2.71
October 4, 2013	October 31, 2016	2,000,000	0.50	2.88
November 19, 2013	November 30, 2016	800,000	0.50	2.96
November 21, 2013	November 30, 2016	600,000	0.50	2.96
December 17, 2013	December 31, 2016	581,652	0.50	3.04
Outstanding - December 31, 2013		4,181,652	0.49	2.91

ECO-SHIFT POWER CORP. (FORMERLY SIMPLEPONS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 and 2012

(Expressed in United States Dollars)

13. RELATED PARTY TRANSACTIONS

The Company’s transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company’s business.

Salaries and wages paid during the year to CEO and CFO of the Company amounting to $270,000 (2012 - $143,000)

Purchases from a related party (a close member of a shareholder of the Company) amounting to $27,000 for the year ended December 31, 2013 (2012 - $5,000).

Advances included in Advances and deposits outstanding at year end December 31, 2013 from a related party amounts to $50,797 (2012 - $767)

Convertible notes as disclosed in note 9(a) have been issued to an associated company (a related party as one of the shareholder of Eco-Shift Scientific Inc. is a close family member of the shareholder of the Company). Interest expense recognized on these notes amounts to $8,988 (2012 - $Nil).

Promissory notes as disclosed in note 10 have been issued to close family members of the shareholders which are outstanding as at December 31, 2013 and 2012. Interest expense recognized on these notes amounts to $19,744 (2012 - $21,000).

14. SHARES TO BE ISSUED

The Company has not adopted a formal stock option plan. During the year ended December 31, 2013 and 2012, the Company recorded stock-based compensation related to consulting services of $120,000 and $0, respectively. The stock based compensation expense of $120,000 consists of $48,000 and $72,000 as explained below:

(i) Pursuant to the reverse merger transaction as explained in note 1 to the financial statements, the Company committed to issue up to six percent (6%) of the issued and outstanding shares, or approximately 4.8 million shares (pre-split), as stock grants to management and consultants in consideration of services performed during the business combination. These shares were fair valued and expensed at the time of reverse merger for an amount of $48,000 with corresponding credit to additional paid-in-capital.

(ii) Further, Eco-Shift International (ESI) Option for ten percent (10%) of the issued and outstanding stock of the Company granted pursuant to that certain Confirmation of Agreement between the Company and ESI. Further, in accordance with the terms of the agreement, Parent Company shall grant to ESI stock award of for an aggregate of nine percent (9%) of the issued and outstanding shares, or approximately 7.2 million shares (pre-split); such shares shall be deemed part of the seventy percent (70%) allocation to Parent. These shares were fair valued and expensed at the time of reverse merger for an amount of $72,000 with corresponding credit to additional paid-in-capital.

15. SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2013 interest of $123,223 (2012: $45,843) respectively were paid. Further, On February 5, 2013, the Company assumed net liabilities of $406,496 by shares exchange (Note 1).

In addition to above, following are the non-cash issuance of shares for the year ended December 31, 2013:

●	Issuance of 12,865,213 shares against conversion of notes for value of $636,638;

●	Issuance of 2,000,000 shares against term sheet agreement for value of $1,000,000;

●	Issuance of 85,000 shares against settlement agreements for value of $147,635;

16. INCOME TAXES

Income Tax

The provision for income taxes differs from that computed at the Canadian and US combined corporate tax rate of approximately 38% (2012 – 15.50% for Canadian corporation only) as follows:

	2013	2012
	$	$

Income tax on accounting loss	(1,137,562)	(99,566)

Add: Non deductible expenses
Extinguishment loss	205,012	-
Stock compensation expense	425,600	-
Liquidated damages	16,872	-
Tax impact on difference in foreign tax rates	190,815	-

Less: Deductible expenses
Share issuance costs	(2,509)	-
Other differences	(46,699)	-
Change in valuation allowance	348,471	99,566
	-	-

ECO-SHIFT POWER CORP. (FORMERLY SIMPLEPONS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 and 2012

(Expressed in United States Dollars)

16. INCOME TAXES (continued)

Deferred tax

The components of deferred income taxes have been determined Canadian and US combined corporate tax rate of approximately 38% (2012 - 15.50% for Canadian corporation only).

	2013	2012
	$	$

Non-capital losses carried forward	1,869,806	1,556,462
Share issuance costs	35,127	-
	1,904,933	1,556,462
Valuation allowance	(1,904,933)	(1,556,462)
Deferred tax asset, net of valuation allowance	-	-

As of December 31, 2013, the Company determined that a valuation allowance relating to the deferred tax asset of the Company was necessary. This determination was based largely on the negative evidence represented by the losses incurred in the current year and that the Company does not carry on operations to recover these losses in the foreseeable future. Therefore, a valuation allowance of $1,904,933 (2012 – $1,556,462) at December 31, 2013 was recorded to offset deferred tax assets. As at December 31, 2013, the Company has approximately $5,567,177 (2012 - $1,081,892) of non-capital losses available to offset future taxable income. These losses will expire between 2031 to 2033. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013 and 2012, the Company has not recognized any accrued interest and penalties related to uncertain tax positions. Also at December 31, 2013, the Company has share issuance costs of $92,439 (2012 - $nil) available to offset future taxable income.

17. SUBSEQUENT EVENTS

As of January 14, 2014, the Company completed the issuance of an aggregate of 841,232 shares of Common Stock together with warrants to purchase an aggregate of 841,232 shares of Common Stock at $0.50 per share, for an aggregate purchase price of $210,308 pursuant to the terms of a subscription agreement and warrant.

On January 29, 2014, the Company issued an aggregate of 1,650,000 shares of common stock as retention bonuses and other compensation to certain officers and employees of the Company in consideration of services rendered in the business combination of the Company completed in 2013. The Company has authorized the issuance of an additional approximately 3.2 million shares for such services to such additional officers, directors and employees determined by the board of directors of the Company.

On January 29, 2014, the Company entered into a side letter agreement (the “Side Letter”) that provided, in part, for the issuance of approximately 4.8 million shares of common stock to certain officers, directors, employees and consultants of the Company as additional compensation for services rendered during the business combination of the Company completed in 2013; pursuant to the Side Letter, the Board deems it advisable and in the best interests of the Company and its stockholders to authorize the issuance of an aggregate of 1,650,000 shares of common stock to the employees.

On or about January 29, 2014, the Company entered into a consulting agreement with Golden Explorations Corp. (the “GEX Consulting Agreement”) in the form approved by officers of the Company, together with a Restricted Stock Purchase Agreement in the form approved by the officers of the Company (the “SPA”), pursuant to which the Company agreed to issue to Golden Explorations Corp. four hundred thousand (400,000) shares of common stock (the “GEX Shares”) in consideration for the provision of certain consulting services, which shares are subject to transfer restrictions and forfeiture as set forth in the SPA.

On February 8, 2013, Eco-Shift Power Corp., a Delaware corporation (the “Company”), finalized that certain Share Exchange effected by the execution and delivery of that certain Voting and Exchange Trust Agreement, Support Agreement, and Rollover Agreements, each as defined in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2013, and as amended on Form 8-K/A filed with the SEC on June 4, 2013 The “Closing 8-K”). Pursuant to the Rollover Agreement certain Stakeholders (as defined in the Rollover Agreement) were issued Exchangeable Shares that are exchangeable for shares of common stock in the Company. Pursuant to the Voting and Exchange Trust Agreement, the holders of Exchangeable Shares effectively voted such securities as common stock of the Company through a Series B Preferred Stock held by a trustee, as more fully described in the Closing 8-K.

On February 12, 2014, the Company authorized the issuance of an aggregate of 80,000 shares of common stock at $0.25 per share, together with warrants to purchase up to 80,000 shares of common stock at $0.50 per share in the form approved by officers of the Company (the “Investor Warrants”), to Westwood Capital S.A. and Jacquiline Dozal de Prescott (the “Investor Shares”).

On February 12, 2014, the Company authorize the issuance of a warrant to purchase up to 8,000 shares of common stock at $0.50 per share in the form approved by officers of the Company (the “Broker Warrants”) to CM Capital Corp., together with the payment of a cash fee of 8% (the “Broker Fee”) in connection with the placement of certain of the shares referenced above;

On February 25, 2014, Gilbert Wood, the Company’s Chief Executive Officer and director, James Hughes, the Company’s Chief Financial Officer and director, and Patty Bates-Woods elected to exchange their Exchangeable Shares pursuant to the terms of the Voting and Exchange Trust Agreement, Rollover Agreement and Support Agreement for 19,984,584, 4,962,315 and 4,962,635 shares of common stock of the Company, respectively. The Company was required to give effect to such election and issue such shares not less than five (5) or more that ten (10) days following such election. The Company has issued such shares of common stock as of March 3, 2014.

The above description of the Voting and Exchange Trust Agreement, Rollover Agreement and Support Agreements do not purport to be complete and is qualified in its entirety by reference to the Support Agreement, which is attached as Exhibits 2.1, 2.2 and 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2013.

On February 25, 2014, Eco-Shift Power Corp. filed an Amended and Restated Certificate of Designation of Series B Preferred Stock (the “Certificate of Amendment”), which clarifies certain voting rights after giving effect to the November 2013 reverse stock split of the Company. The Certificate of Amendment was approved by the unanimous consent of the Board of Directors of the Company and the sole holder of Series B Preferred Stock as of February 25, 2014. The Certificate of Amendment was filed with the Secretary of State of the State of Nevada.

