Form 10-K/A
period 2013-12-31
Eco-Shift Power Corp.
filed 2014-04-08
CIK 885475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

 Common Stock

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A of Eco-Shift Power Corp. amends the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 8, 2014 to correct two errors on the cover page. Specifically, the box indicating timely filing of reports under the Securities Exchange Act of 1934, as amended, for the past 12 months was incorrectly checked “no”. The Company has timely filed such reports. In addition, this amendment discloses on the cover page that the Company’s common stock is registered under Section 12(g) of the Securities Exchange Act of 1934.

EXHIBIT INDEX

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

ECO-SHIFT POWER CORP.

DATED: April 8, 2014	By:	/s/ Gilbert Wood
Gilbert Wood
Chief Executive Officer

DATED: April 8, 2014	By:	/s/ James Hughes
James Hughes
Chief Financial Officer