Form 10-Q
period 2014-03-31
Eco-Shift Power Corp.
filed 2014-05-15
CIK 885475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number 000-54507

ECO-SHIFT POWER CORP.

(Exact name of registrant as specified in its charter)

Delaware	000-21134	04-2893483
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1090 Fountain Street North

Cambridge, Ontario N3H 4R7, Canada

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

As of May 15, 2014, we had 56,762,082 shares outstanding of common stock, par value $0.01 per share.

ECO-SHIFT POWER CORP.

FORM 10-Q

2

PART 1 – FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements - Unaudited

ECO-SHIFT POWER CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

(Expressed in United States Dollars)

	March 31, 2014	December 31, 2013
	$	$

ASSETS
Cash	25,290	107,770
Restricted cash [note 5]	5,323	217,377
Accounts receivable	18,072	24,442
Inventory	195,804	142,891
Advances and deposits	182,805	150,756
Prepayments and other receivables	30,991	55,020
Total current assets	458,285	698,256
Property and equipment	11,640	12,098
Total assets	469,925	710,354

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Liabilities
Accounts payable and accrued liabilities	514,293	418,415
Customer deposits	9,547	357,976
Liquidated damages payable [note 6]	70,300	70,300
Provision for a contingent liability [note 7]	135,690	141,030
Advances from shareholders [note 8]	250,065	118,696
Convertible notes payable [note 9]	182,503	189,685
Promissory notes payable [note 10]	581,206	604,080
Total current liabilities	1,743,604	1,900,182

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1 share outstanding as of March 31, 2014 and December 31, 2013	1	1
Common stock, $0.01 par value, 400,000,000 shares authorized, 57,100,476 and 54,863,211 common shares outstanding as at March 31, 2014 and December 31, 2013, respectively, which include 4,138,394 and 34,047,928 exchangeable common shares, respectively [note 12]	571,005	548,631
Additional paid-in capital	3,050,242	2,895,815
Accumulated other comprehensive gain	118,631	82,292
Accumulated deficit	(5,013,558)	(4,716,567)
Total stockholders’ deficiency	(1,273,679)	(1,189,828)
Total liabilities and stockholders’ deficiency	469,925	710,354

Commitments and contingencies [note 11]

See accompanying notes.

ECO-SHIFT POWER CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

(Expressed in United States Dollars)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
	$	$

REVENUE	327,200	261,651

COSTS OF SALES	102,353	110,852

GROSS PROFIT	224,847	150,799

EXPENSES
Salaries and benefits	205,358	149,913
Legal and professional fees	191,672	50,929
Rent and occupancy	32,651	24,016
Marketing and advertising	20,618	4,030
Travel	20,506	11,095
Interest and bank charges	19,403	32,437
Repair and maintenance	10,499	8,351
Telecommunications	8,355	7,908
Other operating expenses	12,776	29,550
	521,838	318,229
Net loss for the period before income taxes	(296,991)	(167,430)
Income taxes	—	—
Net loss for the period	(296,991)	(167,430)
Foreign currency translation adjustment	36,339	17,602
Comprehensive loss	(260,652)	(149,828)

Loss per share, basic and diluted	(0.0046)	(0.0043)

Weighted average number of common shares outstanding	56,386,254	35,123,981

See accompanying notes.

ECO-SHIFT POWER CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

(Expressed in United States Dollars)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
	$	$
OPERATING ACTIVITIES
Net loss for the period	(296,991)	(167,430)
Items not affecting cash
Issuance of shares for services	140,000	—

Change in working capital balances
Accounts receivable	5,453	(8,745)
Inventory	(59,550)	25,594
Advances and deposits	(38,374)	(307)
Income taxes recoverable	—	(5,039)
Prepayments	21,945	(7,438)
Accounts payable and accrued liabilities	104,263	(240,524)
Customer deposits	(335,356)	40,603
Cash used in operating activities	(458,610)	(363,286)

INVESTING ACTIVITIES
Restricted cash	204,116	—
Cash provided by investing activities	204,116	—

FINANCING ACTIVITIES
Bank indebtedness	—	(59,075)
Net proceeds from issuance of shares	36,800	310,000
Increase in promissory notes	—	368,448
Advances (Repayment) from shareholders	136,058	(181,926)
Cash provided by financing activities	172,858	437,447

Net (decrease) increase in cash during the period	(81,636)	74,161

Effect of foreign currency translation adjustment	(844)	(50,896)

Cash, beginning of the period	107,770	1,761
Cash, end of period	25,290	25,026

See accompanying notes.

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 (UNAUDITED)

(Expressed in United States Dollars)

1. NATURE OF OPERATIONS

Eco-Shift Power Corp. (“Eco-Shift Canada”, or the “Company”) was incorporated on May 15, 2008 under the laws of the Province of Ontario, Canada. Eco-Shift Canada is primarily engaged in developing, selling and distributing electrical lighting products.

Eco-Shift Power Corp. (formerly Simplepons, Inc. or “Simplepons”) was a Delaware corporation formed on February 7, 2011. Simplepons was in the business of the sale of coupon books and was developing a mobile coupon subscription that solves the problem of leaving your coupons at home. On February 5, 2013, Simplepons completed a reverse merger and subsequently the board of directors (the “Board”) ceased the then existing coupon subscription business.

The Company’s consolidated financial statements include the assets, liabilities and historical operations of both Eco-Shift Canada and Simplepons as one entity.

2. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in a current report on Forms 10-K and 10-K/A filed with the SEC on April 8, 2014.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Notes to the Unaudited interim consolidated financial statements which would substantially duplicate the disclosures contained in the Company’s audited consolidated financial statements for the year ended December 31, 2013 as included in the current report on Forms 10-K and 10-K/A filed with the SEC on April 8, 2014 have been omitted.

3. GOING CONCERN

The Company’s unaudited interim consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception that raise substantial doubt as to its ability to continue as a going concern.

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

The unaudited interim consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 (UNAUDITED)

(Expressed in United States Dollars)

4. SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2014 and 2013. All outstanding warrants and options have an anti-dilutive effect on the loss per share and are therefore excluded from the determination of the diluted loss per share calculation for the three months ended March 31, 2014 and 2013.

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

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 (UNAUDITED)

(Expressed in United States Dollars)

4. SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, notes receivable, accounts payable and accrued expenses. The fair value of the Company’s debt instruments is estimated based on current rates that would be available for debt of similar terms, which is not significantly different from its stated value, except for the convertible note payable, at fair value, which has been revalued based on current market rates using Level 1 inputs.

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

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 (UNAUDITED)

(Expressed in United States Dollars)

5. RESTRICTED CASH

Restricted cash represents cash which are held in a trust account and are available subject to approval from certain investors.

6. LIQUIDATED DAMAGES PAYABLE

Pursuant to the Company’s private placement completed during the year ended December 31, 2012 in the gross amount of $370,000, purchasers (the “Holders”) are entitled to liquidated damages if a registration statement covering the resale of the 1,480,000 shares of common stock sold under the private placement (the “Registrable Securities”) is not filed within 60 days of the termination date of the private placement on May 15, 2012 and declared effective within 150 days of the termination date. The Company shall make pro rata payments to each Holder, in an amount equal to 1.0% of the aggregate amount invested by such Holder (based upon the number of Registrable Securities then owned by such Holder) for each 30-day period or pro rata for any portion thereof following the date by which such Registration Statement should have been filed or effective (the “Blackout Period”).

Such payments can be made in cash or shares of common stock with the fair market value on the date of issuance and shall constitute the Holder’s exclusive monetary remedy for such events, but shall not affect the right of the Holder to seek injunctive relief. The amounts payable as liquidated damages shall be paid monthly within ten (10) business days of the last day of each month following the commencement of the Blackout Period until the termination of the Blackout Period. Such payments shall be made to each holder at the sole option of the Company in either cash or shares of common stock. As of March 31, 2014 and December 31, 2013, the Company has accrued liquidated damages payable in the amount of $70,300.

7. PROVISION FOR A CONTINGENT LIABILITY

The Company has been named as a co-defendant in a claim by a customer, who is seeking damages of $10,000,000 CAD ($9,046,000) and return of a deposit of $150,000 CAD ($135,690) which was received by the Company under a Value-Added Reseller arrangement. The Company has filed a counterclaim against the customer for damages of $9,548,560 CAD ($8,637,627) resulting from the plaintiff’s breach of contract plus punitive damages of $1,000,000 CAD ($904,600) for negligence and loss of business reputation. Management of the company believes these claims are without merit and has accrued $150,000 CAD ($135,690) in the consolidated financial statements in regards to this claim, as management believes this represents a reasonable estimate of the amount the Company may ultimately be required to pay.

8. ADVANCES FROM SHAREHOLDERS

The advances from shareholders are unsecured, non-interest bearing and due on demand.

9. CONVERTIBLE NOTES PAYABLE

On June 17 and July 3, 2013, the Company entered into two 10% convertible promissory notes with Eco-Shift Scientific Inc. amounting to $182,503 ($201,750 CAD). These two notes are due on June 17, 2014 and July 3, 2014, respectively. Prior to the maturity date, the holder has the option to convert the principle and accrued interest into shares of the Company’s common stock at $0.25 per share.

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

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 (UNAUDITED)

(Expressed in United States Dollars)

9. CONVERTIBLE NOTES PAYABLE (continued)

These notes have been issued to an associated company (a related party as one of the shareholder of “E”-Shift Scientific Inc. is a close family member of the shareholder of the Company). Interest expense recognized on these notes for the three months ended March 31, 2014 amounts to $4,569 (2013 - $nil).

10. PROMISSORY NOTES PAYABLE

The details of the promissory notes outstanding as at March 31, 2014 are as follows:

Date of	Date of	Amount	Rate of
issuance	maturity	$	interest	Security
March 15, 2010	N/A	45,230	4%	Net assets of the Company
March 15, 2010	N/A	45,230	4%	Net assets of the Company
June 10, 2010	N/A	22,615	10%	Net assets of the Company
February 1, 2012	N/A	45,230	10%	Net assets of the Company
December 11, 2012	December 11, 2013 *	20,354	12%	No security
January 29, 2013	January 15, 2014 *	176,397	12%	No security
March 15, 2013	December 11, 2013 *	226,150	12%	No security
		581,206

N/A – There is no maturity date of these promissory notes. Repayment is due when the Company has sufficient working capital to operate.

Promissory notes amounting to $158,305 ($175,000 CAD) have been issued to close family members of the shareholders which are outstanding as at March 31, 2014.

* These promissory notes are in default and management is in the process of negotiating to extend these for further one year term.

11. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases premises under an operating lease with a five year term in Cambridge, Ontario. Minimum lease commitments under the lease as at March 31, 2014 were:

2014 (9 months remaining)	$61,456
2015	82,492
2016	83,103
2017	41,857
$268,908

Contingencies

On January 7, 2014, the Company commenced an action in the Superior Court of Justice for Ontario against N.V. Nederlandsche Apparatenfabriek “Nedap”, Niek Nijenhuis, Thomas Lang, Jeroen Somsen, Venture Lighting International Inc., Andrew Tyrrell, NRG Metalworks Inc., Craig Chornaby, Full Energy Solutions Distribution and Jan Christopher Vargas (together, the Defendants). The Company claims for $25 million CAD ($22.6 million) in compensatory and punitive damages for breach of contract, breach of confidence, conspiracy, breach of fiduciary duty, intentional interference with economic relations and inducing breach of contract. The Company anticipates amending its statement of claim to also allege patent infringement. The Defendents have delivered statements of defence. The Company does not expect this action to proceed to trial until 2015 or 2016.

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 (UNAUDITED)

(Expressed in United States Dollars)

12. STOCKHOLDERS’ DEFICIENCY

Authorized stock

As at March 31, 2014 and December 31, 2013, the Company is authorized to issue 5,000,000 shares of preferred stock having par value of $0.0001 and 400,000,000 shares of common stock having par value of $0.01.

Issued and outstanding stock

In January 2014, the Company issued 400,000 shares of common stock pursuant to a consulting agreement. These shares were valued at $0.35 per common share representing the market price at the time of issuance and accordingly $140,000 has been recorded as legal and professional charges in the statement of operations with corresponding credit to common stock and additional paid-in capital.

In January 2014, the Company issued remaining 25,000 shares of common stock out of the total shares of 50,000 common stock pursuant to a Confidential Settlement Agreement and Mutual General Release with a claimant finalized during the year ended December 31, 2013.

In January 2014, the Company issued 1,650,000 shares of common stock in respect of stock based compensation recorded during the year ended December 31, 2013.

In February 2014, the Company entered into various subscription and warrant agreements for the issuance of 160,000 shares of common stock at a price of $0.25 per common share.

In February 2014, the Company issued 29,911,799 shares of common stock in exchange of 34,047,928 outstanding exchangeable shares pursuant to the terms of the Voting and Trust Agreement, Rollover Agreement and Support Agreement finalized as referred to in the consolidated financial statements for the year ended December 31, 2013.

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 (UNAUDITED)

(Expressed in United States Dollars)

12. STOCKHOLDERS’ DEFICIENCY (continued)

Outstanding warrants

The Company has the following warrants outstanding as at March 31, 2014:

		Outstanding	Weighted average	Weighted average
		exercisable	exercise price	remaining life
Grant date	Maturity date	warrants	$	Years
May 13, 2013	June 30, 2016	12,000	1.00	2.33
August 31, 2013	August 31, 2016	200,000	0.50	2.42
September 10, 2013	September 30, 2016	200,000	0.25	2.75
October 4, 2013	October 31, 2016	2,000,000	0.50	2.66
November 19, 2013	November 30, 2016	800,000	0.50	2.67
November 21, 2013	November 30, 2016	600,000	0.50	2.67
December 17, 2013	December 31, 2016	316,344	0.43	2.80
February 12, 2014	February 28, 2017	80,000	0.50	2.93
February 14, 2014	February 28, 2017	111,064	0.38	2.93
		4,319,408	0.49	2.68

13. RELATED PARTY TRANSACTIONS

The Company’s transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company’s business.

Other than those disclosed elsewhere in the financial statements, there were no other related party transactions or balances.

14. SUPPLEMENTAL CASH FLOWS INFORMATION

During the three months ended March 31, 2014 interest of $14,345 (2013 - $11,461) was paid.

15. SUBSEQUENT EVENTS

On April 10, 2014, the Company engaged a third party company as a consultant to provide certain business consulting services for a period of one year. The Company issued 1,300,000 shares of restricted common stock as compensation for such services.

On April 14, 2014, the Company agreed to settle certain claims for consulting services provided by a third party through issuance of 2,500,000 shares of common stock.

On April 22, 2014, the Company issued a promissory note in the principal amount of $100,000 to a third party company. The note bears interest at 12% per annum and has a six-month term. The note is prepayable at any time by the Company, subject to payment of a redemption premium of 125% in lieu of principal and interest otherwise payable. The note is also convertible by the holder into shares of common stock of the Company at a 50% discount to the average of the three lowest trades on the previous ten trading days before conversion. The note may be converted in two tranches of $50,000 plus interest, or 4.9% of the then current issued and outstanding number of shares of common stock of the Company, whichever is lower.

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 (UNAUDITED)

(Expressed in United States Dollars)

15. SUBSEQUENT EVENTS (continued)

On April 25, 2014, the Company entered into an Asset Purchase Agreement with a third party company, which provided for the purchase of certain assets and intellectual property of the third party. The consideration for such purchase included the payment of $500,000 in cash on or before October 25, 2014, and the issuance of 9,800,000 shares of common stock of the Company, together with a three-year option to purchase 2,500,000 shares of common stock at $0.25 per share, and a three-year warrant to purchase 1,500,000 shares of common stock at $0.25 per share. The option is immediately exercisable and the warrant is exercisable beginning eighteen months after the issue date.

On May 7, 2014, the Company entered into Master Services Agreement with a software development service provider. The service provider will provide certain software development services. Consideration for such services is $110,000 in cash and a three-year option to purchase 600,000 shares of common stock of the Company at $0.25 per share. The payment of cash and vesting of the option is tied to deliverables of software under the Master Services Agreement.

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

Plan of Operation

The Company is focussed on establishing a base of operations in the South and Central Ontario, Canada region for the past 5 years. The Company continually refines its unique sales process which: a) targets the “C” level stratum of medium to large industrial and commercial enterprises; b) develops a high yield of opportunities via the internet based Lead Generation software; c) offers an objective and consultative approach to the lighting retrofits for clients; d) provides expertise in and access to all four lighting technologies (Fluorescent, Induction, LED and HID); e) provides readily available, in-house flexible financing arrangements that facilitate immediate client positive cash-flow and eliminates the need for capital approval; f) provides total disclosure with a thorough “Life Cycle Analysis” of each client project. Furthermore, the Company is rapidly becoming a “Full Service” energy solution provider soon to offer wireless energy management technologies for individual lighting fixture control, demand response revenue programs & administration, peak demand management, fault detection & diagnostics (of all energy systems) and direct load control across large corporate enterprise energy assets.

The Company plans to recruit 4-6 additional highly experienced technical sales professionals who will expand our territory to include the balance of the Canadian marketplace and the US states surrounding the Great Lakes. Almost $3 million has been quoted in latter stages of Q2 and early stage Q3 in the province of Quebec.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Plan of Operation (continued)

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

COMPARISON OF OPERATING RESULTS

Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013

Revenue

Revenue increased by $65,549 to $327,200 for the three months ended March 31, 2014 from $261,651 for the three months ended March 31, 2013.

Increase in revenue in Q1 2014 as compared to Q1 2013 were mainly due to our focus in Q1 2013 to the completion of the reverse merger and securing additional capital and lines of credit, whereas in Q1 2014 these activities were completed prior to the start of the quarter, thus allowing us to solely focus on sales, for which we have completed two major installations in Q1 2014. As the Company is now public, there are more promising work orders which will substantially increase the revenue of the Company going forward.

Cost of Goods Sold

Cost of goods sold was $102,353 for the three months ended March 31, 2014, compared to $110,852 for the three months ended March 31, 2014, a decrease of $8,499 from the prior period. The decrease was mainly due to the results of initiatives planned and implemented in 2013. During 2013, the Company engaged in a process of replacing existing sales staff with more sophisticated and technically competent sales professionals that fit our growth plans for moving into the US market and beyond. Hence, Q1 2014 was the first full quarter in which savings were achieved with more competent staff.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Expenses

Expenses increased to $521,838 for the three months ended March 31, 2014 from $318,229 for the three months ended March 31, 2013.

Increase in overall expenses of $203,609 during the three months ended March 31, 2014 was mainly contributed by increase in legal and professional fees by $140,743, mainly represented by a consulting charge of $140,000 through the issuance of 400,000 common stock valued at $0.35 per common stock to a 3rd party for consulting services and increase in salaries and wages by $55,445 due to increase in staff during the current period as compared to the corresponding period.

Net loss.

During the three months ended March 31, 2014, we incurred a net loss of $296,991 as compared to a net loss of $167,430 during the three months ended March 31, 2013.

The major reason for the increase in net loss in the current period as compared to the previous period is primarily due to increase in expenses as explained in the above expenses section.

Liquidity and Capital Resources

As of March 31, 2014, the Company had total assets of $469,925, which included total current assets of $458,285, consisted of cash of $25,290, restricted cash of $5,323, accounts receivable of $18,072, inventory of $195,804, advances and deposits of $182,805, prepayments of $30,991, and property and equipment of $11,640.

The Company had total liabilities of $1,743,604 as of March 31, 2014 and were classified as current. These liabilities consisted of accounts payable and accrued liabilities of $514,293, customer deposits of $9,547, liquidated damages payable of $70,300, contingent liability of $135,690, advances from shareholders of $250,065, convertible notes payable of $182,503 and promissory notes payable of $581,206.

The Company had a working capital deficit of $1,285,319 and an accumulated deficit of $5,013,558 as of March 31, 2014.

Net cash used in operating activities. During the three months ended March 31, 2014, the Company used $458,610 of net cash in operating activities compared to $363,286 of net cash used in operating activities for the three months ended March 31, 2013. The increase in net cash used in operating activities by $95,324 was mainly attributable to the increase in loss for the three months as compared to previous period and change in composition of working capital.

Net cash provided by investing activities. During the three months ended March 31, 2014 net cash provided by investing activities was $204,116 as compared to $nil for the three months ended March 31, 2013. The increase was due to addition of restricted cash during three months ended March 31, 2014.

Net cash provided by financing activities. During the three months ended March 31, 2014 net cash provided by financing activities was $172,858 as compared to $437,447 for the three months ended March 31, 2013. The decrease is mainly because in Q1 2013, there were higher proceeds from the issuance of shares, convertible and promissory notes as compared to Q1 2014.

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

The Company’s consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has experienced losses from operations and has negative working capital as of March 31, 2014. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.

Moving forward, the Company plans to seek out additional debt and/or equity financing (similar to the convertible notes and/or promissory notes) to pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and to affect our plan of operations (as described above); however, we do not currently have any specific plans to raise such additional financing at this time. The sale of additional equity securities, if undertaken by the Company and if accomplished, may result in dilution to our shareholders. The Company cannot assure you, however, that future financing will be available in amounts or on terms acceptable to us, or at all.

There can be no assurance that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting Company, we are not required to provide the information required by this item.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been named as a co-defendant in a claim by a customer, who is seeking damages of $10,000,000 CAD ($9,046,000 USD) and return of a deposit of $150,000 CAD ($135,690 USD) which was received by the Company under a Value-Added Reseller arrangement. The Company has filed a counterclaim against the customer for damages of $9,548,560 CAD ($8,637,627 USD) resulting from the plaintiff’s breach of contract plus punitive damages of $1,000,000 CAD ($904,600 USD) for negligence and loss of business reputation. Management of the company believes these claims are without merit and has accrued $150,000 CAD ($135,690 USD) in the consolidated financial statements in regards to this claim, as management believes this represents a reasonable estimate of the mount the Company may ultimately be required to pay.

On January 7, 2014, the Company commenced an action in the Superior Court of Justice for Ontario against N.V. Nederlandsche Apparatenfabriek “Nedap”, Niek Nijenhuis, Thomas Lang, Jeroen Somsen, Venture Lighting International Inc., Andrew Tyrrell, NRG Metalworks Inc., Craig Chornaby, Full Energy Solutions Distribution and Jan Christopher Vargas (together, the Defendants). The Company claims for $25 million CAD ($22.6 million) in compensatory and punitive damages for breach of contract, breach of confidence, conspiracy, breach of fiduciary duty, intentional interference with economic relations and inducing breach of contract. The Company anticipates amending its statement of claim to also allege patent infringement. The Defendents have delivered statements of defence. The Company does not expect this action to proceed to trial until 2015 or 2016.

Other than the matters described above and previously disclosed in the Company’s Annual Report on Form 10-K/A, filed with the SEC on April 8, 2014, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K (Also refer 10-K/A) filed with the SEC on April 8, 2014 (the “Annual Report”) and investors are encouraged to read and review the risk factors included in the Annual Report prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2014, the Company issued 400,000 shares of common stock pursuant to a consulting agreement. These shares were valued at $0.35 per common share representing the market price at the time of issuance, and accordingly $140,000 has been recorded as legal and professional charges in the statement of operations with corresponding credit to common stock and additional paid-in capital.

In January 2014, the Company issued remaining 25,000 shares of common stock out of the total shares of 50,000 common stock pursuant to a Confidential Settlement Agreement and Mutual General Release with a claimant finalized during the year ended December 31, 2013.

In January 2014, the Company issued 1,650,000 shares of common stock in respect of stock based compensation recorded during the year ended December 31, 2013.

In February 2014, the Company entered into various subscription and warrant agreements for the issuance of 160,000 shares of common stock at a price of $0.25 per common share.

In February 2014, the Company issued 29,911,799 shares of common stock in exchange of 34,047,928 outstanding exchangeable shares pursuant to the terms of the Voting and Trust Agreement, Rollover Agreement and Support Agreement finalized as referred to in the consolidated financial statements for the year ended December 31, 2013.

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

* Filed herewith

** In accordance with Rule 406T of Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO-SHIFT POWER CORP.

DATED: May 15, 2014	By:	/s/ Gilbert Wood
Gilbert Wood
Chief Executive Officer (Principal Executive Officer)

DATED: May 15, 2014	By:	/s/ James Hughes
James Hughes
Chief Financial Officer
(Principal Financial Officer)

