Form 10-Q
period 2014-06-30
Eco-Shift Power Corp.
filed 2014-08-19
CIK 885475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 19, 2014, the registrant has 56,889,618 shares of common stock issued and outstanding.

ECO-SHIFT POWER CORP.

FORM 10-Q

2

PART 1 – FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements - Unaudited

ECO-SHIFT POWER CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

(Expressed in United States Dollars)

	June 30, 2014	December 31, 2013
	$	$

ASSETS
Cash	39,763	107,770
Restricted cash [note 5]	—	217,377
Accounts receivable	47,349	24,442
Inventory	217,681	142,891
Advances and deposits	199,928	150,756
Prepayments and other receivables	487,366	55,020
Total current assets	992,087	698,256
Property and equipment	12,717	12,098
Total assets	1,004,804	710,354

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Liabilities
Accounts payable and accrued liabilities	980,612	418,415
Customer deposits	24,002	357,976
Liquidated damages payable [note 6]	70,300	70,300
Provision for a contingent liability [note 7]	140,582	141,030
Advances from shareholders [note 8]	133,294	118,696
Convertible notes payable [note 9]	195,609	189,685
Promissory notes payable [note 11]	644,332	604,080
Total current liabilities	2,188,731	1,900,182
Derivative liabilities [note 10]	897,569	—
Total liabilities	3,086,300	1,900,182

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1 share issued and outstanding as at June 30, 2014 and December 31, 2013	1	1
Common stock, $0.01 par value, 400,000,000 shares authorized, 60,900,476 and 54,863,211 common shares issued and outstanding as at June 30, 2014 and December 31, 2013, respectively, which includes 4,138,394 exchangeable common shares [note 12]	609,005	548,631
Additional paid-in capital	3,966,487	2,895,815
Accumulated other comprehensive gain	96,249	82,292
Accumulated deficit	(6,753,238)	(4,716,567)
Total stockholders’ deficiency	(2,081,496)	(1,189,828)
Total liabilities and stockholders’ deficiency	1,004,804	710,354

Commitments and contingencies [note 13]

See accompanying notes

ECO-SHIFT POWER CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

(Expressed in United States Dollars)

	Three months ended	Three months ended
	June 30, 2014	June 30, 2013
	$	$

REVENUE	46,760	45,458

COSTS OF SALES	37,160	4,919

GROSS (LOSS) PROFIT	9,600	40,539

EXPENSES
Salaries and benefits	208,800	188,051
Legal and professional fees	1,383,875	85,856
Rent and occupancy	66,763	41,649
Marketing and advertising	41,021	3,716
Travel	14,613	13,597
Interest and bank charges	285,122	31,138
Repair and maintenance	15,184	6,951
Telecommunications	9,941	7,252
Change in fair value of derivative liabilities (Note 10)	(328,620)	—
Other operating expenses	52,581	20,704
	1,749,280	398,914
Net loss for the period before income taxes	(1,739,680)	(358,375)
Income taxes	—	—
Net loss for the period	(1,739,680)	(358,375)
Foreign currency translation adjustment	(22,382)	28,624
Comprehensive loss	(1,762,062)	(329,751)

Loss per share, basic and diluted	(0.0292)	(0.0092)

Weighted average number of common shares outstanding	60,414,762	35,972,444

See accompanying notes

ECO-SHIFT POWER CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

(Expressed in United States Dollars)

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
	$	$

REVENUE	373,960	307,110

COSTS OF SALES	139,513	115,772

GROSS PROFIT	234,447	191,338

EXPENSES
Salaries and benefits	414,158	337,964
Legal and professional fees	1,575,547	136,785
Rent and occupancy	99,414	65,665
Marketing and advertising	61,639	7,746
Travel	35,119	24,692
Interest and bank charges	304,525	63,575
Repair and maintenance	25,683	15,302
Telecommunications	18,296	15,160
Change in fair value of derivative liabilities (Note 10)	(328,620)	—
Other operating expenses	65,357	50,254
	2,271,118	717,143
Net loss for the period before income taxes	(2,036,671)	(525,805)
Income taxes	—	—
Net loss for the period	(2,036,671)	(525,805)
Foreign currency translation adjustment	13,957	46,226
Comprehensive loss	(2,022,714)	(479,579)

Loss per share, basic and diluted	(0.0346)	(0.0135)

Weighted average number of common shares outstanding	58,411,636	35,554,512

See accompanying notes

ECO-SHIFT POWER CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

(Expressed in United States Dollars)

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
	$	$
OPERATING ACTIVITIES
Net loss for the period	(2,036,671)	(525,805)
Items not affecting cash
Issuance of shares for services	1,399,588	—
Change in fair value of derivative liabilities	(328,620)	—
Interest/accretion expense on convertible notes	276,959	—

Change in working capital balances
Accounts receivable	(22,534)	40,567
Inventory	(74,912)	17,816
Advances and deposits	(49,242)	(239,752)
Income taxes recoverable	—	24,639
Prepayments	15,832	(3,721)
Accounts payable and accrued liabilities	551,461	91,828
Customer deposits	(326,311)	(120,515)
Cash used in operating activities	(594,450)	(714,943)

INVESTING ACTIVITIES
Decrease in restricted cash	212,439	—
Cash provided by investing activities	212,439	—

FINANCING ACTIVITIES
Bank indebtedness	—	(47,268)
Net proceeds from issuance of shares	36,800	—
Proceeds from issuance of convertible notes	198,975	97,032
Proceeds from issuance of promissory notes	41,346	751,772
Advances (Repayment) from shareholders	14,683	(72,995)
Cash provided by financing activities	291,804	728,541

Net (decrease) increase in cash during the period	(90,207)	13,598

Effect of foreign currency translation adjustment	22,200	(13,502)

Cash, beginning of the period	107,770	1,761
Cash, end of period	39,763	1,857

See accompanying notes

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Notes to the Unaudited interim consolidated financial statements which would substantially duplicate the disclosures contained in the Company’s audited consolidated financial statements for the year ended December 31, 2013 as included in the current report on Forms 10-K and 10-K/A filed with the SEC on April 8, 2014 have been omitted.

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

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (UNAUDITED)

(Expressed in United States Dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2014 and 2013. All outstanding warrants and options have an anti-dilutive effect on the loss per share and are therefore excluded from the determination of the diluted loss per share calculation for the three and six months ended June 30, 2014 and 2013.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, advances from shareholders and convertible debt. The estimated fair value of cash, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

The Company utilizes various types of financing to fund its business needs, including convertible debt and warrants. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At June 30, 2014, the Company had convertible debt and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

Inputs used in the valuation to derive fair value are classified based on a fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level one — Quoted market prices in active markets for identical assets or liabilities;

Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the convertible debt and warrants to purchase common stock (discussed above). The Company classifies the fair value of these convertible notes and warrants under level three.

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (UNAUDITED)

(Expressed in United States Dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

5. RESTRICTED CASH

Restricted cash represented cash which was held in a trust account and was available subject to approval from certain investors.

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

Such payments can be made in cash or shares of common stock with the fair market value on the date of issuance and shall constitute the Holder’s exclusive monetary remedy for such events, but shall not affect the right of the Holder to seek injunctive relief. The amounts payable as liquidated damages shall be paid monthly within ten (10) business days of the last day of each month following the commencement of the Blackout Period until the termination of the Blackout Period. Such payments shall be made to each holder at the sole option of the Company in either cash or shares of common stock. As of June 30, 2014 and December 31, 2013, the Company has accrued liquidated damages payable in the amount of $70,300.

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (UNAUDITED)

(Expressed in United States Dollars)

7. PROVISION FOR A CONTINGENT LIABILITY

The Company has been named as a co-defendant in a claim by a customer, who is seeking damages of $10,000,000 CAD ($9,372,100) and return of a deposit of $150,000 CAD ($140,582) which was received by the Company under a Value-Added Reseller arrangement. The Company has filed a counterclaim against the customer for damages of $9,548,560 CAD ($8,949,005) resulting from the plaintiff’s breach of contract plus punitive damages of $1,000,000 CAD ($937,210) for negligence and loss of business reputation. Management of the company believes these claims are without merit and has accrued $150,000 CAD ($140,582) in the unaudited interim consolidated financial statements in regards to this claim, as management believes this represents a reasonable estimate of the amount the Company may ultimately be required to pay.

8. ADVANCES FROM SHAREHOLDERS

The advances from shareholders are unsecured, non-interest bearing and due on demand.

9. CONVERTIBLE NOTES PAYABLE

The outstanding convertible notes of $195,609 comprise of $189,082 issued to Eco-Shift Scientific Inc. and $6,527 issued to JSJ Investments as detailed below:

a)	Convertible notes issued to Eco-Shift Scientific Inc.

On June 17 and July 3, 2013, the Company entered into two 10% convertible promissory notes with Eco-Shift Scientific Inc. amounting to $189,082 ($201,750 CAD). These two notes were due on June 17, 2014 and July 3, 2014, respectively. Prior to the maturity date, the holder has the option to convert the principle and accrued interest into shares of the Company’s common stock at $0.25 per share. The Company is in the process of formalizing arrangements with these noteholders to extend the term by one more year.

These notes have been issued to an associated company (a related party as one of the shareholder of “E”-Shift Scientific Inc. is a close family member of the shareholder of the Company). Interest expense recognized on these notes for the three and six months ended June 30, 2014 amounts to $4,569 and $9,096, respectively (2013 - $nil and $385, respectively).

As a result of issuance of JSJ Investment notes as explained below, the Eco-Shift notes were tainted and the embedded conversion feature in these notes have been accounted for as a derivative liability due to the variable conversion provision and full reset conversion price feature based on guidance in ASC 820 and EITF 07-05 (See note 10).

b)	Convertible notes issued to JSJ Investments

On April 7, 2014 and June 10, 2014, the Company issued convertible promissory notes in the principal amounts of $100,000 each to JSJ Investments (“Holder”). These notes bear interest at 12% per annum and have a six-month term. The note is pre-payable at any time by the Company, subject to payment of a redemption premium of 125% in lieu of principal and interest otherwise payable. The note is also convertible by the holder into shares of common stock of the Company at a 50% discount to the average of the three lowest trades on the previous ten trading days before conversion. The note may be converted in two tranches of $50,000 plus interest, or 4.99% of the then current issued and outstanding number of shares of common stock of the Company, whichever is lower.

Gross amount received – contractual balance	$200,000

Net proceeds	$200,000

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (UNAUDITED)

(Expressed in United States Dollars)

9. CONVERTIBLE NOTES PAYABLE (continued)

b)	Convertible notes issued to JSJ Investments (continued)

Following is an analysis of convertible debt due to JSJ Investments at June 30, 2014:

June 30, 2014

Contractual balance	$200,000
Less unamortized discount	(193,473)

Convertible debt	$6,527

The embedded conversion feature in the Note has been accounted for as a derivative liability due to the variable conversion provision and full reset conversion price feature based on guidance in ASC 820 and EITF 07-05 (See note 10).

10. DERVIATIVE LIABILITIES

Based on ASC Topic 815 and related guidance, the Company concluded the convertible notes issued to JSJ on April 7, 2014 and June 10, 2014 are required to be accounted for as derivatives as of the issue date due to the variable conversion provision and a full reset feature on the conversion/exercise price. Also, due to the variable conversion provision, outstanding convertible debt and warrants became tainted due to the indeterminate number of shares issuable under the JSJ notes. At the date of issuance of the JSJ convertible notes, the notes and warrant derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Gain (loss) on derivative liabilities.” These derivative instruments are not designated as hedging instruments under ASC 815-10 and are disclosed on the balance sheet under Derivative Liabilities.

The following table summarizes the convertible debt and warrant liabilities activity for the period ended June 30, 2014:

Description	Convertible Notes	Warrant Liabilities	Total

Fair value at Issuance	$588,120	$638,069	$1,226,189
Change in Fair Value	$(122,679)	$(205,941)	$(328,620)
Fair value at June 30, 2014	$465,441	$432,128	$897,569

For the period ended June 30, 2014, net derivative income was $328,620.

The lattice methodology was used to value the convertible notes and warrants with the following assumptions.

Assumptions	June 30, 2014

Dividend yield	0.00%
Risk-free rate for term	0.11% - 0.88%
Volatility	219%
Maturity dates	6/17/15 - 2/28/17
Stock price	0.39

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (UNAUDITED)

(Expressed in United States Dollars)

10. DERVIATIVE LIABILITIES (continued)

Following tainted warrants (tainted by the JSJ Investments notes and therefore require derivative treatment) are summarized as:

Warrants
Holder	Issue Date	Maturity Date	Issuance - Warrants	Exercise Price	Derivative Value at 4/7/14	Derivative Value at 6/30/14	Mark to Market
			#		$	$	$
10/04/12 - Golden Explorations	4/7/2014	10/31/2015	2,000,000	0.5000	300,432	199,535	(100,897)
11/19/12 - Erwin Speckert	4/7/2014	11/30/2015	800,000	0.5000	119,758	79,411	(40,347)
11/21/12 - Golden Explorations	4/7/2014	11/30/2015	600,000	0.5000	89,796	59,558	(30,238)
05/13/13 - F. Boulos	4/7/2014	5/31/2016	6,000	1.0000	360	276	(84)
05/13/13 - P. Bowman IRA LLC	4/7/2014	5/31/2016	6,000	1.0000	360	276	(84)
09/11/13 - F. Boulos	4/7/2014	9/30/2016	100,000	0.2500	19,780	16,819	(2,961)
09/11/13 - P. Bowman IRA LLC	4/7/2014	9/30/2016	100,000	0.2500	19,775	16,819	(2,956)
12/17/13 - BHKT	4/7/2014	12/31/2016	120,000	0.5000	17,514	11,483	(6,031)
12/17/13 - Fundacion R.P.D.	4/7/2014	12/31/2016	20,000	0.5000	2,918	1,914	(1,004)
12/17/13 - A.I.R.	4/7/2014	12/31/2016	43,560	0.5000	6,354	4,168	(2,186)
12/17/13 - Arango M. Fernando	4/7/2014	12/31/2016	15,720	0.5000	2,293	1,504	(789)
12/17/13 - Carlos Lugo	4/7/2014	12/31/2016	4,000	0.5000	583	383	(200)
12/17/13 - Saga Saguros S.A.	4/7/2014	12/31/2016	8,000	0.5000	1,166	766	(400)
12/17/13 - Enrique Rohrmoser	4/7/2014	12/31/2016	20,000	0.5000	2,915	1,914	(1,001)
12/17/13 - Walter Brunetti	4/7/2014	12/31/2016	10,000	0.5000	1,457	957	(500)
12/17/13 - Sungari Trading	4/7/2014	12/31/2016	80,000	0.5000	11,652	7,655	(3,997)
12/17/13 - CM Capital Corp.	4/7/2014	12/31/2016	15,064	0.2500	2,947	2,516	(431)
12/17/13 - Fundacion R.P.D.	4/7/2014	12/31/2016	60,000	0.5000	8,735	5,741	(2,994)
02/12/14 - Westwood Capital S.A.	4/7/2014	2/28/2017	40,000	0.5000	5,809	3,816	(1,993)
02/12/14 - Jacquiline Dozal de Prescott	4/7/2014	2/28/2017	40,000	0.5000	5,808	3,816	(1,992)
02/14/14 - Fundacion R.P.D.	4/7/2014	2/28/2017	80,000	0.5000	11,613	7,631	(3,982)
02/14/14 - CM Capital Corp.	4/7/2014	2/28/2017	31,064	0.2500	6,044	5,170	(874)
					638,069	432,128	(205,941)

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (UNAUDITED)

(Expressed in United States Dollars)

11. PROMISSORY NOTES PAYABLE

The details of the promissory notes outstanding as at June 30, 2014 are as follows:

Date of	Date of	Amount	Rate of
issuance	maturity	$	interest	Security
March 15, 2010	N/A	46,850	4%	Net assets of the Company
March 15, 2010	N/A	46,850	4%	Net assets of the Company
June 10, 2010	N/A	23,425	10%	Net assets of the Company
February 1, 2012	N/A	46,850	10%	Net assets of the Company
December 11, 2012	December 11, 2013*	21,083	12%	No security
January 29, 2013	January 15, 2014*	182,715	12%	No security
March 15, 2013	December 11, 2013*	234,384	12%	No security
April 10, 2014	October 10, 2014	42,175	12%	Net assets of the Company
		644,332

N/A – There is no maturity date of these promissory notes. Repayment is due when the Company has sufficient working capital to operate.

Promissory notes amounting to $163,975 ($175,000 CAD) have been issued to close family members of the shareholders which are outstanding as at June 30, 2014.

* These promissory notes are in default and management is in the process of negotiating to extend these for further one year term.

12. STOCKHOLDERS’ DEFICIENCY

Authorized stock

As at June 30, 2014 and December 31, 2013, the Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 and 400,000,000 shares of common stock with a par value of $0.01.

Issued and outstanding stock

In January 2014, the Company issued 400,000 shares of common stock pursuant to a consulting agreement. These shares were valued at $0.35 per common share representing the market price at the time of issuance. Accordingly $140,000 has been recorded as legal and professional charges in the statement of operations with corresponding credits to common stock and additional paid-in capital.

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

In April 2014, the Company engaged a third party consultant to provide certain business consulting services for a term of one year and issued 1,300,000 shares of common stock as compensation for such services. These shares were valued at $0.45 per common stock and $585,000 was recorded as prepaid expenses to be amortized over a term of one year. Accordingly, the Company recorded $146,342 as professional charges in the statement of operations for the quarter ended June 30, 2014.

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (UNAUDITED)

(Expressed in United States Dollars)

12. STOCKHOLDERS’ DEFICIENCY (continued)

Issued and outstanding stock (continued)

In April 2014, the Company agreed to settle certain claims for consulting services provided by a third party through issuance of 2,500,000 shares of common stock. These shares were valued at $0.45 per common stock and $1,125,000 was recorded as professional charges in the statement of operations.

13. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases premises under an operating lease with a five year term in Cambridge, Ontario. Minimum lease commitments under the lease as at June 30, 2014 were:

2014 (6 months remaining)	$40,971
2015	82,492
2016	83,103
2017	41,857
$248,423

In April 2014, the Company entered into an Asset Purchase Agreement, subject to completion of certain conditions, with E-Shift Scientific Inc., which provided for the purchase of certain assets and intellectual property of E-Shift Scientific. The consideration for such purchase included the payment of $500,000 in cash on or before October 25, 2014, and the issuance of 9,800,000 shares of common stock of the Company, together with a three-year option to purchase 2,500,000 shares of common stock at $0.25 per share, and a three-year warrant to purchase 1,500,000 shares of common stock at $0.25 per share. The option is immediately exercisable and the warrant is exercisable beginning eighteen months after the issue date. As at June 30, 2014, the agreement is not yet effective due to non-completion of certain conditions as explained in the agreement.

Contingencies

On January 7, 2014, the Company commenced an action in the Superior Court of Justice for Ontario against N.V. NederlandscheApparatenfabriek “Nedap”, NiekNijenhuis, Thomas Lang, JeroenSomsen, Venture Lighting International Inc., Andrew Tyrrell, NRG Metalworks Inc., Craig Chornaby, Full Energy Solutions Distribution and Jan Christopher Vargas (together, the Defendants). The Company claims for $25 million CAD ($22.6 million) in compensatory and punitive damages for breach of contract, breach of confidence, conspiracy, breach of fiduciary duty, intentional interference with economic relations and inducing breach of contract. The Company anticipates amending its statement of claim to also allege patent infringement. The Defendents have delivered statements of defence. The Company does not expect this action to proceed to trial until 2015 or 2016.

On July 2, 2014, the Company commenced an action in the Federal Court of Canada against Costco Wholesale Canada Ltd. for patent infringement. The defendant has delivered a statement of defence. The Company does not expect this action to proceed to trial until 2015 or 2016.

14. RELATED PARTY TRANSACTIONS

The Company’s transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company’s business.

Other than those disclosed elsewhere in the financial statements, there were no other related party transactions or balances.

15. SUPPLEMENTAL CASH FLOWS INFORMATION

During the three and six months ended June 30, 2014 interest of $14,345 and $34,637 (2013 - $27,615 and $57,126) were paid.

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (UNAUDITED)

(Expressed in United States Dollars)

16. SUBSEQUENT EVENTS

On July 2, 2014 through July 18, 2014, the Company entered into subscription agreements with accredited investors for the issuance of convertible promissory notes in the aggregate principal amount of $365,000, together with common stock purchase warrants to purchase an aggregate of 1,525,000 shares of common stock at $0.25 per share, to three accredited investors. The convertible notes bear interest at 8% per annum, subject to a default rate at 12% per annum, and mature on the one-year anniversary of the date of issuance. The notes may be pre-paid at any time at the option of the Company. The unpaid principal and accrued and unpaid interest are convertible at any time before prepayment in full or the maturity date, at the option of the note holder, into shares of common stock of the Company at a conversion price of $0.15 per share. The warrants are exercisable for three years.

The Company paid a third party service provider commissions and expenses of approximately $59,000 in connection with the issuance of the notes and warrants.

The sales of securities were made as part of an offering of up to $850,000 of convertible promissory notes and warrants.

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

Plan of Operation

The Company is focused on the continued execution of a strategic plan aimed at increasing shareholder value. Operations are focused on three key revenue streams, which include low-cost LED high bay lighting, wireless light management systems, and software platforms for demand management and automated demand response. Operations will maintain a focus on lighting retrofit projects and expand to include Original Equipment Manufacturer (OEM) functions.

Operations in Q2 2014 remained focused on the final phases of product commercialization. Company resources have been redirected to product development in order to expedite the timelines for commercial launch of new products which are anticipated to gain significant market share. Beginning in Q3 2014, significant changes to operations are planned as the company starts to sell products as an Original Equipment Manufacturer (OEM). The Company forecasts significant sales growth in the latter half of 2014 based on expectations for the new low-cost high bay LED products and the Wireless Light Management System. In Q3, the Company plans to hire additional staff in step with revenue increases. The Company plans to hire 2 additional highly experienced OEM sales staff that will be focused on national electrical supply companies and national electrical contractors in both the US and Canada. The Company will continue to focus on the lighting retrofit market with existing sales staff. The Company also plans to hire 2 additional technical staff that will be required for back-office support associated with the Wireless Light Management Systems well as administrative and warehouse staff as needed to manage the significant increase in sales volumes.

Operations to Focus on Three High-Growth Revenue Streams:

A key focus of operations for remainder of 2014 will be the launch of the Company’s LED high bay that is expected to have one of the lowest MSRP’s available on the North American market. The Company is preparing operations for significant sales given that the LED high bay will be competitively priced with legacy technologies, offering significant energy savings for clients at comparable capital cost. Operations will be refocused to ensure that the Company can manage high volume sales as an OEM. Operations will also be focused on the back-office components of the Wireless Light Management System for the remainder of 2014. Investments will be made in a new high-speed fiber optic line, cloud-based servers, and technical staff. The Company will be making additional investments in the functionality of the Virtual Power Plant Platform through 2014 and the first half of 2015. These investments will be based on lessons learned from the Ontario Demand Response Market. The Company plans to participate in the Independent Electricity System Operator (IESO) Pilot Program which is tentatively planned for early 2015. The Pilot Program will give the Company an opportunity to refine the Virtual Power Plant Platform prior to launching into Demand Response markets throughout North America. The Company will continue to offer the Predictive Peak Demand Forecasting service, which will eventually be aligned with the Virtual Power Plant Platform.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Plan of Operation (continued)

Strategic Partnerships:

The Company will have a continued focus on Strategic Partnerships throughout the remainder of 2014. The Letter of Intent signed with Sharp Manufacturing USA in Q2 2014 is representative of the strategy to align with Strategic Partners to accelerate the launch of OEM LED products into the market. The Company will also continue with the retrofit program for auto dealerships. In Q2 2014, the Company launched the successful Lighting Retrofit Program for Leader Auto Resources (LAR) members. In Q3 2014, the Company will continue with the planned roll-out into the US starting in Texas.

COMPARISON OF OPERATING RESULTS

Comparison of Three and Six Months Ended June 30, 2014 to Three and Six Months Ended June 30, 2013

Revenue

Revenue increased by $1,302 to $46,760 for the three months ended June 30, 2014 from $45,458 for the three months ended June 30, 2013.

Revenue increased by $66,850 to $373,960 for the six months ended June 30, 2014 from $307,110 for the six months ended June 30, 2013.

The overall increase in revenue in both the periods in 2014 as compared to 2013 were mainly due to our focus in 2013 to the completion of the reverse merger and securing additional capital and lines of credit. As the Company is now public, there are more promising work orders which will substantially increase the revenue of the Company going forward.

Cost of Goods Sold

Cost of goods sold was $37,160 for the three months ended June 30, 2014, compared to $4,919 for the three months ended June 30, 2013, an increase of $32,241from the prior period.

Cost of goods sold was $139,513 for the six months ended June 30, 2014, compared to $115,772 for the six months ended June 30, 2013, an increase of $23,741 from the prior period.

The increase in cost of goods sold were almost in line with the increase in revenues.

Expenses

Overall expenses increased to $1,749,280 for the three months ended June 30, 2014 from $398,914 for the three months ended June 30, 2013.

Overall expenses increased to $2,271,118 for the six months ended June 30, 2014 from $717,143 for the six months ended June 30, 2013.

The major increase in overall expenses of $1,350,366 and $1,553,975 for the three and six months period ended June 30, 2014, respectively mainly represented increase in legal and professional expenses by $1,298,019 and $1,438,762, interest and bank charges by $253,984 and $240,950 offset by change in fair value gain of derivative liabilities by $328,620.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Increase in legal professional expenses mainly represented:

●	In April 2014, the Company engaged a third party consultant to provide certain business consulting services for a term of one year and issued 1,300,000 shares of common stock as compensation for such services. These shares were valued at $0.45 per common stock and $585,000 was recorded as prepaid expenses to be amortized over a term of one year. Accordingly, the Company recorded $146,342 as professional charges in the statement of operations for the quarter ended June 30, 2014; and

●	In April 2014, the Company agreed to settle certain claims for consulting services provided by a third party through issuance of 2,500,000 shares of common stock. These shares were valued at $0.45 per common stock and $1,125,000 was recorded as professional charges in the statement of operations.

Increase in interest and bank charges represented mainly recording of interest/accretion expense of $276,959 in connection with the valuation of convertible notes and derivative warrants.

The Company also recorded change in fair value gain of $328,620 in connection with the valuation of convertible notes and derivative warrants.

Net loss.

During the three months ended June 30, 2014, we incurred a net loss of $1,739,680 as compared to a net loss of $358,375 during the three months ended June 30, 2013.

During the six months ended June 30, 2014, we incurred a net loss of $2,036,671 as compared to a net loss of $525,805 during the six months ended June 30, 2013.

The major reason for the increase in net loss in the current period as compared to the previous period is primarily due to increase in expenses as explained in the above expenses section.

Liquidity and Capital Resources

As of June 30, 2014, the Company had total assets of $1,004,804, which included total current assets of $992,087 consisted of cash of $39,763, accounts receivable of $47,349, inventory of $217,681, advances and deposits of $199,928, prepayments of $487,366, and property and equipment of $12,717, which s classified as a non-current asset.

The Company had total liabilities of $3,086,300 as of June 30, 2014. Current liabilities consisted of accounts payable and accrued liabilities of $980,612, customer deposits of $24,002, liquidated damages payable of $70,300, contingent liability of $140,582, advances from shareholders of $133,294, convertible notes payable of $195,609 and promissory notes payable of $644,332. Non current liabilities consisted of derivative liabilities of $897,569.

The Company had a working capital deficit of $1,196,644 and an accumulated deficit of $6,753,238 as of June 30, 2014.

Net cash used in operating activities. During the six months ended June 30, 2014, the Company used $594,450 of net cash in operating activities compared to $714,943 of net cash used in operating activities for the six months ended June 30, 2013. The decrease in net cash used in operating activities by $120,493 was mainly attributable changes in composition of working capital balances offset by changes in non-cash items.

Net cash provided by investing activities. During the six months ended June 30, 2014 net cash provided by investing activities was $212,439 as compared to $nil for the six months ended June 30, 2014. The increase was due to a decrease of restricted cash during six months ended June 30, 2014.

Net cash provided by financing activities. During the six months ended June 30, 2014 net cash provided by financing activities was $291,804 as compared to $728,541 for the six months ended June 30, 2013. The overall decrease of $436,737 is mainly due to repayment of $608,483 offset by the proceeds of issuance of shares and notes by $171,746.

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

The Company’s unaudited interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying unaudited interim consolidated financial statements, the Company has experienced losses from operations and has negative working capital as of June 30, 2014. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.

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

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings

The Company has been named as a co-defendant in a claim by a customer, who is seeking damages of $10,000,000 CAD ($9,046,000 USD) and return of a deposit of $150,000 CAD ($135,690 USD) which was received by the Company under a Value-Added Reseller arrangement. The Company has filed a counterclaim against the customer for damages of $9,548,560 CAD ($8,637,627 USD) resulting from the plaintiff’s breach of contract plus punitive damages of $1,000,000 CAD ($904,600 USD) for negligence and loss of business reputation. Management of the company believes these claims are without merit and has accrued $150,000 CAD ($135,690 USD) in the unaudited interim consolidated financial statements in regards to this claim, as management believes this represents a reasonable estimate of the mount the Company may ultimately be required to pay.

On January 7, 2014, the Company commenced an action in the Superior Court of Justice for Ontario against N.V. Nederlandsche Apparatenfabriek “Nedap”, Niek Nijenhuis, Thomas Lang, Jeroen Somsen, Venture Lighting International Inc., Andrew Tyrrell, NRG Metalworks Inc., Craig Chornaby, Full Energy Solutions Distribution and Jan Christopher Vargas (together, the Defendants). The Company claims for $25 million CAD ($22.6 million) in compensatory and punitive damages for breach of contract, breach of confidence, conspiracy, breach of fiduciary duty, intentional interference with economic relations and inducing breach of contract. The Company anticipates amending its statement of claim to also allege patent infringement. The Defendants have delivered statements of defence. The Company does not expect this action to proceed to trial until 2015 or 2016.

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

In April 2014, the Company engaged a third party consultant to provide certain business consulting services for a term of one year and issued 1,300,000 shares of common stock as compensation for such services.

In April 2014, the Company agreed to settle certain claims for consulting services provided by a third party through issuance of 2,500,000 shares of common stock.

In April and June 10, 2014, the Company issued convertible promissory notes in the principal amounts of $100,000 each to JSJ Investments. These notes bear interest at 12% per annum and have a six-month term.

In April 2014, the Company issued a promissory note of $42,310 to a third party at an annual interest rate of 12% to be matured on October 10, 2014.

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

* Filed herewith

** In accordance with Rule 406T of Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed furnished herewith and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO-SHIFT POWER CORP.

DATED: August 19, 2014	By:	/s/ Gilbert Wood
Gilbert Wood
Chief Executive Officer (Principal Executive Officer)

DATED: August 19, 2014	By:	/s/ James Hughes
James Hughes
Chief Financial Officer
(Principal Financial Officer)

