Form 10-Q
period 2014-09-30
Eco-Shift Power Corp.
filed 2014-11-14
CIK 885475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 14, 2014, the registrant has 57,456,285 shares of common stock issued and outstanding.

ECO-SHIFT POWER CORP.

FORM 10-Q

2 | P a g e

PART 1 – FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements - Unaudited

ECO-SHIFT POWER CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

(Expressed in United States Dollars)

	September 30, 2014	December 31, 2013
	$	$

ASSETS
Cash	31,769	107,770
Restricted cash [note 5]	—	217,377
Accounts receivable	48,444	24,442
Inventory	195,789	142,891
Advances and deposits	204,177	150,756
Prepayments and other receivables	351,504	55,020
Total current assets	831,683	698,256
Property and equipment	16,187	12,098
Total assets	847,870	710,354

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Liabilities
Accounts payable and accrued liabilities	804,142	418,415
Customer deposits	34,651	357,976
Liquidated damages payable [note 6]	70,300	70,300
Provision for a contingent liability [note 7]	133,830	141,030
Advances from shareholders [note 8]	407,097	118,696
Convertible notes payable [note 9]	674,513	189,685
Promissory notes payable [note 11]	633,387	604,080
Total current liabilities	2,757,920	1,900,182
Derivative liabilities [note 10]	1,309,681	—
Total liabilities	4,067,601	1,900,182

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1 share issued and outstanding as at September 30, 2014 and December 31, 2013	1	1
Common stock, $0.01 par value, 400,000,000 shares authorized, 61,303,012 and 54,863,211 common shares issued and outstanding as at September 30, 2014 and December 31, 2013, respectively, which includes 4,138,394 exchangeable common shares [note 12]	613,030	548,631
Additional paid-in capital	3,226,800	2,895,815
Accumulated other comprehensive gain	151,457	82,292
Accumulated deficit	(7,211,019)	(4,716,567)
Total stockholders’ deficiency	(3,219,731)	(1,189,828)
Total liabilities and stockholders’ deficiency	847,870	710,354

Commitments and contingencies [note 13]

See accompanying notes

ECO-SHIFT POWER CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

(Expressed in United States Dollars)

	Three months ended	Three months ended
	September 30, 2014	September 30, 2013
	$	$

REVENUE	77,375	1,052,212

COSTS OF SALES	126,210	682,339

GROSS (LOSS) PROFIT	(48,835)	369,873

EXPENSES
Salaries and benefits	169,121	208,602
Stock compensation expense	76,973	—
Legal and professional fees	381,061	93,566
Rent and occupancy	20,583	31,979
Marketing and advertising	11,554	17,432
Travel	16,245	12,038
Interest and bank charges	48,396	38,355
Repair and maintenance	11,919	9,639
Telecommunications	5,783	9,095
Change in fair value of derivative liabilities (Note 10)	(400,520)	—
Other operating expenses	67,831	44,411
	408,946	465,117
Net loss for the period before income taxes	(457,781)	(95,244)
Income taxes	—	—
Net loss for the period	(457,781)	(95,244)
Foreign currency translation adjustment	55,208	141
Comprehensive loss	(402,573)	(95,103)

Loss per share, basic and diluted	(0.0066)	(0.0449)

Weighted average number of common shares outstanding	61,033,600	2,116,751

See accompanying notes

ECO-SHIFT POWER CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

(Expressed in United States Dollars)

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
	$	$

REVENUE	451,335	1,359,322

COSTS OF SALES	265,723	798,111

GROSS PROFIT	185,612	561,211

EXPENSES
Salaries and benefits	583,279	546,566
Exinguishment loss on modification	—	539,505
Stock compensation expense	76,973	120,000
Legal and professional fees	1,956,608	230,351
Rent and occupancy	119,997	97,644
Marketing and advertising	73,193	25,178
Travel	51,364	36,730
Interest and bank charges	352,921	140,225
Repair and maintenance	37,602	24,941
Telecommunications	24,079	24,255
Change in fair value of derivative liabilities (Note 10)	(729,140)	—
Other operating expenses	133,188	94,665
	2,680,064	1,880,060
Net loss for the period before income taxes	(2,494,452)	(1,318,849)
Income taxes	—	—
Net loss for the period	(2,494,452)	(1,318,849)
Foreign currency translation adjustment	69,165	33,462
Comprehensive loss	(2,425,287)	(1,285,387)

Loss per share, basic and diluted	(0.0409)	(0.6508)

Weighted average number of common shares outstanding	59,295,229	1,975,047

See accompanying notes

ECO-SHIFT POWER CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

(Expressed in United States Dollars)

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
	$	$
OPERATING ACTIVITIES
Net loss for the period	(2,494,452)	(1,318,849)
Items not affecting cash
Issuance of shares for services	1,802,124	—
Exinguishment loss on modification	—	539,505
Stock compensation expense	76,973	120,000
Liquidated damages charges	—	33,300
Change in fair value of derivative liabilities	(729,140)	—
Interest/accretion expense on convertible notes	3,298	—

Change in working capital balances
Accounts receivable	(25,925)	66,635
Inventory	(62,946)	5,991
Advances and deposits	(63,315)	(21,908)
Income taxes recoverable	—	24,453
Prepayments	(15,003)	(9,926)
Accounts payable and accrued liabilities	407,937	(186,158)
Customer deposits	(313,207)	252,379
Cash used in operating activities	(1,413,656)	(494,578)

INVESTING ACTIVITIES
Purchase of property and equipment	(4,573)	(4,803)
Decrease in restricted cash	211,795	—
Cash provided by (used in) investing activities	207,222	(4,803)

FINANCING ACTIVITIES
Bank indebtedness	—	(58,199)
Net proceeds from issuance of shares	36,800	310,000
Proceeds from issuance of convertible notes	683,975	196,162
Proceeds from issuance of promissory notes	61,346	503,313
Advances (Repayment) from shareholders	302,337	(83,396)
Cash provided by financing activities	1,084,458	867,880

Net (decrease) increase in cash during the period	(121,976)	368,499

Effect of foreign currency translation adjustment	45,975	(47,361)

Cash, beginning of the period	107,770	1,761
Cash, end of period	31,769	322,899

See accompanying notes

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014 (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Notes to the Unaudited interim consolidated financial statements which would substantially duplicate the disclosures contained in the Company’s audited consolidated financial statements for the year ended December 31, 2013 as included in the current report on Forms 10-K and 10-K/A filed with the SEC on April 8, 2014 have been omitted.

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

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2014 and 2013. All outstanding warrants and options have an anti-dilutive effect on the loss per share and are therefore excluded from the determination of the diluted loss per share calculation for the three and nine months ended September 30, 2014 and 2013.

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014 (UNAUDITED)

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities and convertible debt. The estimated fair value of cash, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

The Company utilizes various types of financing to fund its business needs, including convertible debt and warrants. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At September 30, 2014, the Company had convertible debts and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

AS OF SEPTEMBER 30, 2014 (UNAUDITED)

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

Such payments can be made in cash or shares of common stock with the fair market value on the date of issuance and shall constitute the Holder’s exclusive monetary remedy for such events, but shall not affect the right of the Holder to seek injunctive relief. The amounts payable as liquidated damages shall be paid monthly within ten (10) business days of the last day of each month following the commencement of the Blackout Period until the termination of the Blackout Period. Such payments shall be made to each holder at the sole option of the Company in either cash or shares of common stock. As of September 30, 2014 and December 31, 2013, the Company has accrued liquidated damages payable in the amount of $70,300.

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014 (UNAUDITED)

(Expressed in United States Dollars)

7. PROVISION FOR A CONTINGENT LIABILITY

The Company has been named as a co-defendant in a claim by a customer, who is seeking damages of $10,000,000 CAD ($8,922,000) and return of a deposit of $150,000 CAD ($133,830) which was received by the Company under a Value-Added Reseller arrangement. The Company has filed a counterclaim against the customer for damages of $9,548,560 CAD ($8,519,225) resulting from the plaintiff’s breach of contract plus punitive damages of $1,000,000 CAD ($892,200) for negligence and loss of business reputation. Management of the company believes these claims are without merit and has accrued $150,000 CAD ($133,830) in the consolidated financial statements in regards to this claim, as management believes this represents a reasonable estimate of the amount the Company may ultimately be required to pay.

8. ADVANCES FROM SHAREHOLDERS

The advances from shareholders are unsecured, non-interest bearing and due on demand.

9. CONVERTIBLE NOTES PAYABLE

The details of convertibles notes outstanding as at September 30, 2014 are as follows:

Holder	Derivative Treatment	Maturity Date	Principal or Accreted Amount $	Interest Rate	Conversion Rate	Fixed Conversion Rate $	Derivative Value at Issuance or June 30, 2014 $	Derivative Value at September 30, 2014 $	Change in Fair Value $

06/17/13 - E Shift Scientific	2014-04-07	2015-06-17	90,691	10.0%	Fixed Price	0.25000	41,693	31,557	(10,136)
07/03/13 - E Shift Scientific	2014-04-07	2015-07-03	88,997	10.0%	Fixed Price	0.25000	40,396	30,872	(9,524)
Eco-Shift Scientific convertible notes (a)			179,688				82,089	62,429	(19,660)

07/01/14 - Richard Metsch	2014-07-01	2015-06-26	25,000	8.0%	Fixed Price	0.15000	24,036	16,467	(7,569)
07/01/14 - Lawrence Silverberg	2014-07-01	2015-06-27	25,000	8.0%	Fixed Price	0.15000	24,013	16,438	(7,575)
07/01/14 - Frank Straw	2014-07-01	2015-07-01	60,000	8.0%	Fixed Price	0.15000	53,691	40,071	(13,620)
07/01/14 - Frank Straw	2014-07-01	2015-07-01	40,000	8.0%	Fixed Price	0.15000	37,283	26,714	(10,569)
07/03/14 - Charles Merkel	2014-07-03	2015-07-03	75,000	8.0%	Fixed Price	0.15000	58,287	58,099	(188)
07/08/14 - Roy Rohel	2014-07-08	2015-07-08	40,000	8.0%	Fixed Price	0.15000	35,011	30,765	(4,246)
07/10/14 - Mark & Karen Getelman	2014-07-10	2015-07-10	50,000	8.0%	Fixed Price	0.15000	41,569	38,330	(3,239)
07/11/14 - Lilia Sassoon	2014-07-11	2015-07-11	50,000	8.0%	Fixed Price	0.15000	36,645	38,267	1,622
08/22/14 - Freeman Management Group	2014-08-22	2015-08-22	50,000	8.0%	Fixed Price	0.15000	39,096	40,278	1,182
08/22/14 - David Clarke	2014-08-22	2015-08-22	25,000	8.0%	Fixed Price	0.15000	19,548	20,139	591
08/27/14 - Fredric Colman	2014-08-27	2015-08-27	25,000	8.0%	Fixed Price	0.15000	19,534	20,006	472
09/05/14 - Lilia Sassoon	2014-09-05	2015-09-05	20,000	8.0%	Fixed Price	0.15000	15,359	17,120	1,761
Other convertible notes (b)			485,000				404,072	362,694	(41,378)

JSJ investments convertible notes (c)			9,825				383,351	308,055	(75,296)
Total convertible notes			674,513				869,512	733,178	(136,334)

a)	Eco-Shift Scientific convertible notes

On June 17 and July 3, 2013, the Company entered into two 10% convertible promissory notes with Eco-Shift Scientific Inc. amounting to $179,688 ($201,750 CAD). These two notes were due on June 17, 2014 and July 3, 2014, respectively. Prior to the maturity date, the holder has the option to convert the principle and accrued interest into shares of the Company’s common stock at $0.25 per share. The Company is in the process of formalizing arrangements with these note holders to extend the term by one more year. These notes were tainted due to issuance of other notes and the embedded conversion feature in these notes have been accounted for as a derivative liability due to the variable conversion provision and full reset conversion price feature based on guidance in ASC 820 and EITF 07-05 (See note 10).

These notes have been issued to an associated company (a related party as one of the shareholder of “E”-Shift Scientific Inc. is a close family member of the shareholder of the Company).

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014 (UNAUDITED)

(Expressed in United States Dollars)

9. CONVERTIBLE NOTES PAYABLE (continued)

b)	Other convertible notes

During the quarter ended September 30, 2014, pursuant to various subscription agreements the Company issued convertible promissory notes (“Tainted Promissory Notes”) to investors and issued warrants to acquire additional shares of Common Stock at an exercise price of $0.20-$0.25 per share (the “Q3 2014 Tainted Warrant”). These convertible notes bear interest at 8% per annum, subject to a default rate at 12% per annum, and mature on the one-year anniversary of the date of issuance. The notes may be pre-paid at any time at the option of the Company. The unpaid principal and accrued and unpaid interest are convertible at any time before prepayment in full or the maturity date, at the option of the note holder, into shares of common stock of the Company at a conversion price of $0.15 per share. The Warrants have three-year terms and provide for standard adjustment of the exercise price and shares. The Warrant may be exercised in whole or in part, on any day after the issuance of the Warrant. If at the time of exercise of the Warrant, a registration statement for the resale of the Warrant Shares is not effective, then the Investor has a cashless exercise right. These Warrants are tainted derivative liabilities as a result of the JSJ note issued on April 7, 2014.

c)	JSJ Investments convertible notes

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

Following is an analysis of these convertible debts:

Gross amount received – contractual balance	$200,000
Net proceeds	$200,000

September 30, 2014

Contractual balance	$200,000
Less unamortized discount	(190,175)

Convertible debt	$9,825

The embedded conversion feature in the Note has been accounted for as a derivative liability due to the variable conversion provision and full reset conversion price feature based on guidance in ASC 820 and EITF 07-05 (See note 10).

Interest expense recognized on these convertible notes for the three and nine months ended September 30, 2014 amounts to $13,076 and $22,172, respectively (2013 - $2,560 and $2,945, respectively).

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014 (UNAUDITED)

(Expressed in United States Dollars)

10. DERIVATIVE LIABILITIES

Pursuant to various purchase agreements, the Company sold to investors and issued warrants to acquire up to 7,766,075 additional shares of Common Stock (the “Warrant Shares”) at an exercise prices of $1.00; $0.50; and $0.25 per share (the “Tainted Warrant”). These warrants have three-year terms and provide for standard adjustment of the exercise price and shares. The warrant may be exercised in whole or in part, on any day after the issuance of the warrant. If at the time of exercise of the warrant, a registration statement for the resale of the warrant shares is not effective, then the Investor has a cashless exercise right. These Warrants are tainted derivative liabilities as a result of the JSJ note issued on April 7, 2014.

The embedded conversion feature in the Notes and Warrants should be accounted for as a derivative liability due to the variable conversion provision and full reset conversion price feature in the JSJ Notes based on guidance in ASC 820 and EITF 07-05.

In summary, the derivative valuations for the period ending September 30, 2014 are:

Description	Convertible Notes	Warrant Liabilities	Total
Fair value at June 30, 2014	$465,440	$432,128	$897,568
Fair value of new issuances during the quarter	$404,072	$408,561	$812,633
Change in Fair Value	$(136,334)	$(264,186)	$(400,520)
Fair value at September 30, 2014	$733,178	$576,503	$1,309,681

Change in fair value of derivative liabilities for the three and nine months period ended September 30, 2014 amounts to $400,520 and $729,140, respectively (2013 - $nil and $nil, respectively)

The derivative liabilities were valued using a multi-nomial model. The following assumptions were utilized:

●	Risk-free rates based on remaining term of instrument;

●	Volatility based on the company’s historical volatility (ranging from 219% on June 30, 2014 to 173% on September 30, 2014);

●	Dividend yield of 0%;

●	Maturity dates based on the instrument terms; and

●	Underlying stock price as quoted on NASDAQ ($0.39 on June 30, 2014 and $0.315 on September 30, 2014).

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014 (UNAUDITED)

(Expressed in United States Dollars)

10. DERVIATIVE LIABILITIES (continued)

Following tainted warrants (tainted by the JSJ Investments notes and therefore require derivative treatment) are summarized as:

Holder	Issue Date	Maturity Date	Issuance - Warrants	Exercise Price $	Derivative Value at Issuance or June 30, 2014 $	Derivative Value at September 30, 2014 $	Change in Fair Value $

10/04/12 - Golden Explorations - 2000000	4/7/2014	10/31/2015	2,000,000	0.5000	199,535	101,152	(98,383)
11/19/12 - Erwin Speckert - 800000	4/7/2014	11/30/2015	800,000	0.5000	79,411	40,252	(39,159)
11/21/12 - Golden Explorations - 600000	4/7/2014	11/30/2015	600,000	0.5000	59,558	30,189	(29,369)
05/13/13 - F. Boulos - 6000	4/7/2014	5/31/2016	6,000	1.0000	276	219	(57)
05/13/13 - P. Bowman IRA LLC - 6000	4/7/2014	5/31/2016	6,000	1.0000	276	219	(57)
09/11/13 - F. Boulos - 100000	4/7/2014	9/30/2016	100,000	0.2500	16,819	10,283	(6,536)
09/11/13 - P. Bowman IRA LLC - 100000	4/7/2014	9/30/2016	100,000	0.2500	16,819	10,283	(6,536)
12/17/13 - BHKT - 120000	4/7/2014	12/31/2016	120,000	0.5000	11,483	5,462	(6,021)
12/17/13 - Fundacion R.P.D. - 20000	4/7/2014	12/31/2016	20,000	0.5000	1,914	910	(1,004)
12/17/13 - A.I.R. - 43560	4/7/2014	12/31/2016	43,560	0.5000	4,168	1,983	(2,185)
12/17/13 - Arango M. Fernando - 15720	4/7/2014	12/31/2016	15,720	0.5000	1,504	716	(788)
12/17/13 - Carlos Lugo - 4000	4/7/2014	12/31/2016	4,000	0.5000	383	182	(201)
12/17/13 - Saga Saguros S.A. - 8000	4/7/2014	12/31/2016	8,000	0.5000	766	364	(402)
12/17/13 - Enrique Rohrmoser - 20000	4/7/2014	12/31/2016	20,000	0.5000	1,914	910	(1,004)
12/17/13 - Walter Brunetti - 10000	4/7/2014	12/31/2016	10,000	0.5000	957	455	(502)
12/17/13 - Sungari Trading - 80000	4/7/2014	12/31/2016	80,000	0.5000	7,655	3,641	(4,014)
12/17/13 - CM Capital Corp. - 15064	4/7/2014	12/31/2016	15,064	0.2500	2,516	1,530	(986)
12/17/13 - Fundacion R.P.D. - 60000	4/7/2014	12/31/2016	60,000	0.5000	5,741	2,731	(3,010)
02/12/14 - Westwood Capital S.A. - 40000	4/7/2014	2/28/2017	40,000	0.5000	3,816	1,801	(2,015)
02/12/14 - Jacquiline Dozal de Prescott - 40000	4/7/2014	2/28/2017	40,000	0.5000	3,816	1,801	(2,015)
02/14/14 - Fundacion R.P.D. - 80000	4/7/2014	2/28/2017	80,000	0.5000	7,631	3,603	(4,028)
02/14/14 - CM Capital Corp. - 31064	4/7/2014	2/28/2017	31,064	0.2500	5,170	3,134	(2,036)
07/01/14 - Richard Metsch - 166667	7/1/2014	9/16/2017	166,667	0.2000	29,748	18,283	(11,465)
07/01/14 - Lawrence Silverberg - 166667	7/1/2014	9/16/2017	166,667	0.2000	29,744	18,283	(11,461)
07/01/14 - Frank Straw - 400000	7/1/2014	9/16/2017	400,000	0.2000	71,374	43,878	(27,496)
07/01/14 - Frank Straw - 266667	7/1/2014	9/16/2017	266,667	0.2000	47,575	29,252	(18,323)
07/03/14 - Charles Merkel - 500000	7/3/2014	9/16/2017	500,000	0.2000	70,794	54,848	(15,946)
07/08/14 - Roy Rohel - 266667	7/8/2014	9/16/2017	266,667	0.2000	36,096	29,252	(6,844)
07/10/14 - Mark & Karen Getelman - 333333	7/10/2014	9/16/2017	333,333	0.2000	39,971	36,565	(3,406)
07/11/14 - Lilia Sassoon - 333333	7/11/2014	9/16/2017	333,333	0.2000	32,993	36,565	3,572
08/22/14 - Freeman Management Group - 333333	8/22/2014	9/16/2017	333,333	0.2000	19,564	36,565	17,001
08/22/14 - David Clarke - 166667	8/22/2014	9/16/2017	166,667	0.2000	9,779	18,283	8,504
08/27/14 - Fredric Colman - 166667	8/27/2014	9/16/2017	166,667	0.2000	8,861	18,283	9,422
09/05/14 - Lilia Sassoon - 133333	9/5/2014	9/16/2017	133,333	0.2000	12,062	14,626	2,564
			7,432,742		840,689	576,503	(264,186)

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014 (UNAUDITED)

(Expressed in United States Dollars)

11. PROMISSORY NOTES PAYABLE

The details of the promissory notes outstanding as at September 30, 2014 are as follows:

Date of	Date of	Amount	Rate of
issuance	maturity	$	interest	Security
March 15, 2010	N/A	44,610	4%	Net assets of the Company
March 15, 2010	N/A	44,610	4%	Net assets of the Company
June 10, 2010	N/A	22,305	10%	Net assets of the Company
February 1, 2012	N/A	44,610	10%	Net assets of the Company
December 11, 2012	December 11, 2013*	20,075	12%	No security
January 29, 2013	January 15, 2014*	173,979	12%	No security
March 15, 2013	December 11, 2013*	223,050	12%	No security
April 10, 2014	October 10, 2014*	40,148	12%	Net assets of the Company
August 21, 2014	November 18, 2014	20,000	10%	Net assets of the Company
		633,387

Promissory notes amounting to $156,135 ($175,000 CAD) have been issued to close family members of the shareholders which are outstanding as at September 30, 2014. There is no maturity date of these promissory notes. Repayment is due when the Company has sufficient working capital to operate.

Promissory note amounting to $20,000 has been issued to memorialize fees owed to holder for legal services rendered by the holder.

* These promissory notes are in default and management is in the process of negotiating to extend these for further one year term.

12. STOCKHOLDERS’ DEFICIENCY

Authorized stock

As at September 30, 2014 and December 31, 2013, the Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 and 400,000,000 shares of common stock with a par value of $0.01.

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

AS OF SEPTEMBER 30, 2014 (UNAUDITED)

(Expressed in United States Dollars)

12. STOCKHOLDERS’ DEFICIENCY (continued)

Issued and outstanding stock (continued)

In April 2014, the Company engaged a third party consultant to provide certain business consulting services for a term of one year and issued 1,300,000 shares of common stock as compensation for such services. These shares were valued at $0.45 per common stock and $585,000 was recorded as prepaid expenses to be amortized over a term of one year. Accordingly, the Company recorded $146,250 as professional charges in the statement of operations for the quarter ended September 30, 2014.

In April 2014, the Company agreed to settle certain claims for consulting services provided by a third party through issuance of 2,500,000 shares of common stock. These shares were valued at $0.45 per common stock and $1,125,000 was recorded as professional charges in the statement of operations.

In July 2014, the Company issued 127,536 shares of common stock pursuant to a common stock purchase warrant agreement issued in August 2013. The holder elected to exercise the warrant on a cashless exercise basis. The Company has debited the additional paid-in-capital with corresponding credit to common stock.

In September 2014, the Company issued 275,000 shares of common stock to certain employees of the Company pursuant to a provision in the reverse merger which allowed for a “President’s list” whereby a certain number of shares were set aside for the President who may issue these shares at his discretion. These shares have been valued at the market rate on the date of issuance and resultantly $76,973 was recorded as stock compensation expense in the consolidated statements of operations with corresponding credit to common stock and additional paid-in-capital.

13. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases premises under an operating lease with a five year term in Cambridge, Ontario. Minimum lease commitments under the lease as at September 30, 2014 were:

2014 (3 months remaining)	$20,485
2015	82,492
2016	83,103
2017	41,857
$227,937

In April 2014, the Company entered into an Asset Purchase Agreement, subject to completion of certain conditions, with E-Shift Scientific Inc., which provided for the purchase of certain assets and intellectual property of “E” Shift Scientific Inc. The consideration for such purchase included a payment of $100,000 in cash on or before March 1, 2015, and the issuance of 5,000,000 shares of common stock of the Company, together with a three-year option to purchase 100,000 shares of common stock at $0.25 per share. The option is immediately exercisable. As at September 30, 2014, the agreement is not yet effective due to non-completion of certain conditions as explained in the agreement.

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014 (UNAUDITED)

(Expressed in United States Dollars)

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

15. SUPPLEMENTAL CASH FLOWS INFORMATION

During the three and nine months ended September 30, 2014 interest of $10,560 and $45,197 (2013 - $42,380 and $99,506) were paid.

16. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the filing date of these financial statements and has determined the following material subsequent events to report.

On October 20, 2014 (the “Closing”), Eco-Shift Power Corp., a Delaware corporation (“Eco-Shift USA”), entered into a Share Purchase and Exchange Agreement with and among Sun & Sun Industries, Inc. (“Sun Industries”), and the common stockholders of Sun Industries, Lynda Sun Frederick and Deborah Sun (the “Agreement”). Pursuant to the Agreement, the Eco-Shift USA acquired 100% of the issued and outstanding shares of common stock of Sun Industries from the two holders thereof, in exchange for the issuance of 9,850,000 shares of Eco-Shift USA common stock and the payment of cash in the aggregate amount of $250,000. All preferred stock and shareholder notes of Sun Industries were cancelled at the Closing. As a result of the transactions contemplated by the Agreement, Sun Industries became a wholly owned subsidiary of Eco-Shift USA. Eco-Shift USA also agreed to grant an aggregate of 1,200,000 shares of its common stock to certain key members of management of Sun Industries promptly following the Closing.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation

The Company is focused on the continued execution of a strategic plan aimed at increasing shareholder value. Operations are focus on three key revenue streams, which include low-cost LED high bay lighting, wireless light management systems, and software platforms for demand management and automated demand response. Operations will continue to maintain a focus on lighting retrofit projects and expand to include Original Equipment Manufacturer (OEM) functions.

Operations in Q3 2014 remained focused on the final phases of product and software commercialization. Company resources have been directed to product development in order to expedite the timelines for commercial launch of new products which are anticipated to gain significant market share. Beginning in Q3 2014, changes to operations occurred as the company started to market products as an Original Equipment Manufacturer (OEM). The Company forecasts significant sales growth in Q4 2014 based on expectations for the new low-cost high bay LED products, the Wireless Light Management System, and a focus on revenue growth via strategic acquisitions. In Q4, the Company plans to hire additional staff in step with revenue increases including OEM sales staff that will be focused on national electrical supply companies and national electrical contractors in both the US and Canada. The Company will continue to focus on the lighting retrofit market with existing sales staff.

Operations to Focus on Three High-Growth Revenue Streams:

A key focus of operations for remainder of 2014 is the commercial launch of the Company’s LED high bay that is expected to have one of the lowest MSRP’s available on the North American market. The Company is preparing operations for significant sales given that the LED high bay will be competitively priced with legacy technologies, offering significant energy savings for clients at comparable capital cost. Operations will be refocused to ensure that the Company can manage high volume sales as an OEM. Operations will also be focused on the back-office components of the Wireless Light Management System for the remainder of 2014. Investments will be made in a new high-speed fiber optic line, cloud-based servers, and technical staff. The Company will be making additional investments in the functionality of the Virtual Power Plant Platform through Q4 2014 and the first half of 2015. These investments will be based on lessons learned from the Ontario Demand Response Market. The Company plans to participate in the Independent Electricity System Operator (IESO) Pilot Program which is tentatively planned for early 2015. The Pilot Program will give the Company an opportunity to refine the Virtual Power Plant Platform prior to launching into Demand Response markets throughout North America. The Company will continue to offer the Predictive Peak Demand Forecasting service, which will eventually be aligned with the Virtual Power Plant Platform.

3 | P a g e

Strategic Acquisitions & Partnerships:

The Company will have a continued focus on Strategic Acquisitions and Partnerships throughout the remainder of 2014 and into 2015. The Letter of Intent signed with Sharp Manufacturing USA in Q2 2014 is representative of the strategy to align with Strategic Partners to accelerate the launch of OEM LED products into the market. The Company will also continue with the retrofit program for auto dealerships such as the LAR Auto Dealer program. Strategic corporate acquisitions will play an increasing importance to Company growth plans in Q4 2014 and throughout 2015. In addition to increased revenue and market penetration for its OEM products and Radium Light Management platform, the company anticipates that a focus on Strategic Acquisitions will also add experienced technical and executive level employees who will be able to assist in the driving the implementation of the Company business strategy into 2015.

COMPARISON OF OPERATING RESULTS

Comparison of Three and Nine Months Ended September 30, 2014 to Three and Nine Months Ended September 30, 2013

Revenue

Revenue decreased by $974,837 to $77,375 for the three months ended September 30, 2014 from $1,052,212 for the three months ended September 30, 2013.

Revenue decreased by $907,987 to $451,335 for the nine months ended September 30, 2014 from $1,359,322 for the nine months ended September 30, 2013.

The overall decrease in revenue in both the periods in 2014 as compared to 2013 were mainly due to our focus in 2014 on the final phases of product and software commercialization. The Company forecasts significant sales growth in Q4 2014 based on expectations for the new low-cost high bay LED products, the Wireless Light Management System, and a focus on revenue growth via strategic acquisitions.

Cost of Goods Sold

Cost of goods sold was $126,210 for the three months ended September 30, 2014, compared to $682,339 for the three months ended September 30, 2013, a decrease of $556,129 from the prior period.

The Company experienced a gross loss of $48,835 during the three months ended September 30, 2014. This was predominately due to delays in the commercial launch of the Company’s High Bay LED product which necessitated the use of a competitors LED product to complete projects for the third quarter where High Bay LED fixtures were specified. The Company’s High Bay commercial launch delays were the result of additional design work that focused on reducing manufacturing costs as well as improving the functionality of the Company’s High Bay LED. One such design change example was the switch from ANT-based to ZigBee–based wireless communications protocol which Management believes will save significant R&D costs in the future as well as result in a broader client base due to the prevalence of ZigBee protocol in existing Building Automation and Industrial Control applications.

Cost of goods sold was $265,723 for the nine months ended September 30, 2014, compared to $798,111 for the nine months ended September 30, 2013, a decrease of $532,388 from the prior period. The decrease in cost of goods sold for this period was almost in line with the decrease in revenues.

Expenses

Overall expenses decreased to $408,946 for the three months ended September 30, 2014 from $465,117 for the three months ended September 30, 2013. The decrease is primarily due to fair value gain on derivative liabilities of $400,520 and decrease in salaries and benefits by $39,481, offset by increase in legal and professional fee by $287,495, increase in stock compensation expense by $76,973 and increase in interest and bank charges by $10,041.

Overall expenses increased to $2,680,064 for the nine months ended September 30, 2014 from $1,880,060 for the nine months ended September 30, 2013. The increase is primarily due to increase in legal and professional fees by $1,726,257 and interest and bank charges by $212,696, respectively. These were partially offset by fair value gain on derivative liabilities of $729,140 and absence of extinguishment loss on modification of $539,505.

4 | P a g e

Increase in legal and professional expenses for the nine months ended September 30, 2014 mainly represented:

●	In April 2014, the Company engaged a third party consultant to provide certain business consulting services for a term of one year and issued 1,300,000 shares of common stock as compensation for such services. These shares were valued at $0.45 per common stock and $585,000 was recorded as prepaid expenses to be amortized over a term of one year. Accordingly, the Company recorded $146,250 as professional charges in the statement of operations for the quarter ended September 30, 2014; and

●	In April 2014, the Company agreed to settle certain claims for consulting services provided by a third party through issuance of 2,500,000 shares of common stock. These shares were valued at $0.45 per common stock and $1,125,000 was recorded as professional charges in the statement of operations.

Increase in interest and bank charges represented mainly recording of interest/accretion expense of $352,921 in connection with the valuation of convertible notes and derivative warrants.

The Company also recorded change in fair value gain for the three and nine months period ended September 30, 2014 amounting to $400,520 and $729,140, respectively, in connection with the valuation of convertible notes and derivative warrants.

Net loss.

During the three months ended September 30, 2014, we incurred a net loss of $457,781 as compared to a net loss of $95,244 during the three months ended September 30, 2013.

During the nine months ended September 30, 2014, we incurred a net loss of $2,494,452 as compared to a net loss of $1,318,849 during the nine months ended September 30, 2013.

The major reason for the increase in net loss in the current period as compared to the previous period is primarily due to increase in expenses as explained in the above expenses section.

Liquidity and Capital Resources

As of September 30, 2014, the Company had total assets of $847,870, which included total current assets of $831,683 consisted of cash of $31,769, accounts receivable of $48,444, inventory of $195,789, advances and deposits of $204,177, prepayments and other receivables of $351,504 and property and equipment of $16,187, which s classified as a non-current asset.

The Company had total liabilities of $4,067,601 as of September 30, 2014. Current liabilities consisted of accounts payable and accrued liabilities of $804,142, customer deposits of $34,651, liquidated damages payable of $70,300, contingent liability of $133,830, advances from shareholders of $407,097, convertible notes payable of $674,513 and promissory notes payable of $633,387. Non current liabilities consisted of derivative liabilities of $1,309,681.

The Company had a working capital deficit of $1,926,237 and an accumulated deficit of $7,211,019 as of September 30, 2014.

Net cash used in operating activities. During the nine months ended September 30, 2014, the Company used $1,413,656 of net cash in operating activities compared to $494,578 of net cash used in operating activities for the nine months ended September 30, 2013. The increase in net cash used in operating activities by $919,078 was mainly attributable to the increase in loss for the nine months as compared to previous period and change in composition of working capital balances offset by items non-cash items.

Net cash provided by investing activities. During the nine months ended September 30, 2014 net cash provided by investing activities was $207,222 as compared to $4,803 for the nine months ended September 30, 2013. The increase was due mainly due to restricted cash of $211,795 offset by the purchase of property and equipment of $4,573 during the nine months ended September 30, 2014.

Net cash provided by financing activities. During the nine months ended September 30, 2014 net cash provided by financing activities was $1,084,458 as compared to $867,880 for the nine months ended September 30, 2013. The overall increase of $216,578 was mainly due to cash proceeds from the issuance of shares and notes amounting to $1,014,499 offset by repayment of $765,465 during the nine months period ended September 30, 2014.

5 | P a g e

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent event

On October 20, 2014 (the “Closing”), Eco-Shift Power Corp., a Delaware corporation (“Eco-Shift USA”), entered into a Share Purchase and Exchange Agreement with and among Sun & Sun Industries, Inc. (“Sun Industries”), and the common stockholders of Sun Industries, Lynda Sun Frederick and Deborah Sun (the “Agreement”). Pursuant to the Agreement, the Eco-Shift USA acquired 100% of the issued and outstanding shares of common stock of Sun Industries from the two holders thereof, in exchange for the issuance of 9,850,000 shares of Eco-Shift USA common stock and the payment of cash in the aggregate amount of $250,000. All preferred stock and shareholder notes of Sun Industries were cancelled at the Closing. As a result of the transactions contemplated by the Agreement, Sun Industries became a wholly owned subsidiary of Eco-Shift USA. Eco-Shift USA also agreed to grant an aggregate of 1,200,000 shares of its common stock to certain key members of management of Sun Industries promptly following the Closing.

Need For Additional Capital

The Company has experienced losses from operations since inception that raise doubt as to its ability to continue as a going concern. The Company will need to raise additional funding to complete its plan of operations. As at the end of Q3 2014, the Company’s operations do not currently produce sufficient operating cash to support the Company’s operations without additional funding. If the Company is unable to raise adequate working capital it will be restricted in the implementation of its business plan.

The Company’s unaudited interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying unaudited interim consolidated financial statements, the Company has experienced losses from operations for the first 3 quarters of 2014. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.

Moving forward, the Company plans to seek out additional debt and/or equity financing (similar to the convertible notes and/or promissory notes) to pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and to affect our plan of operations (as described above). The sale of additional equity securities, if undertaken by the Company and if accomplished, may result in dilution to our shareholders.

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

6 | P a g e

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

7 | P a g e

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

During the quarter ended September 30, 2014, pursuant to various subscription agreements the Company issued convertible promissory notes amounting to $485,000.

In July 2014, the Company issued 127,536 shares of common stock pursuant to a common stock purchase warrant agreement issued in August 2013. The holder elected to exercise the warrant on a cashless exercise basis. The Company has debited the additional paid-in-capital with corresponding credit to common stock.

In September 2014, the Company issued 275,000 shares of common stock to certain employees of the Company pursuant to a provision in the reverse merger which allowed for a “President’s list” whereby a certain number of shares were set aside for the President who may issue these shares at his discretion. These shares have been valued at the market rate on the date of issuance and resultantly $76,973 was recorded as stock compensation expense in the consolidated statements of operations with corresponding credit to common stock and additional paid-in-capital.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer and Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* Filed herewith

** In accordance with Rule 406T of Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed furnished herewith and not filed.

8 | P a g e

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO-SHIFT POWER CORP.

DATED: November 14, 2014	By:	/s/ James Hughes
James Hughes
Chief Executive Officer/Chief Financial Officer
(Principal Executive Officer/Principal Financial Officer)

9 | P a g e