Form 10-K
period 2014-12-31
Eco-Shift Power Corp.
filed 2015-04-15
CIK 885475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2014

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

$22,137,212 as of June 30, 2014.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of April 15, 2015, the registrant has 78,052,550 shares of Common Stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Company History

Eco-Shift Power Corp. (formerly Simplepons, Inc., “Simplepons”, the “Company”) is a Delaware corporation formed on February 7, 2011. Simplepons was in the business of the sale of coupon books and was developing a mobile coupon subscription that solves the problem of leaving your coupons at home. On February 5, 2013, Simplepons completed a reverse merger and subsequently the board of directors (the “Board”) ceased the existing coupon subscription business.

Eco-Shift Power Corp. (“Eco-Shift Canada”), a wholly owned subsidiary of the Company, was incorporated on May 15, 2008 under the laws of the Province of Ontario, Canada. Eco-Shift Canada is primarily engaged in developing, selling and distributing electrical lighting products.

Sun & Sun Industries, Inc., a California corporation and a wholly owned subsidiary of the Company, performs energy optimization lighting projects using a customized approach that includes design and installation of energy efficient lighting products. The Company’s customers are primarily in the United States of America and territories.

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

For accounting purposes, this transaction was treated as an acquisition of Simplepons and a recapitalization of Eco-Shift Power Corp. Eco-Shift Power was the accounting acquirer and the results of its operations carried over. Accordingly, all prior year financial statements presented for comparative purposes are those of Eco-Shift Canada and not Simplepons. Accordingly, the operations of Simplepons are not carried over and adjusted to $Nil. Immediately prior to the Merger, Simplepons had net liabilities of $406,496 which were acquired and presented in the consolidated financial statements.

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

On October 20, 2014 (the “Closing”), the Company entered into a Share Purchase and Exchange Agreement (the “Agreement”) with and among Sun & Sun Industries, Inc. ( the “Sun”), and the common stockholders of Sun, Lynda Sun Frederick and Deborah Sun. Pursuant to the Agreement, the Company acquired 100% of the issued and outstanding shares of common stock of Sun from the two holders thereof, in exchange for the issuance of 9,850,000 shares of the Company’s common stock and the payment of cash in the aggregate amount of $250,000. All preferred stock and shareholder notes of Sun were cancelled at the Closing. As a result of the transactions contemplated by the Agreement, Sun became a wholly owned subsidiary of the Company. The Company also agreed to grant an aggregate of 1,200,000 shares of its common stock to certain key members of Sun promptly following the Closing.

ITEM 1. BUSINESS (continued)

Business Overview

Eco-Shift Power Corp. is an energy management consulting firm that sells and distributes specialty, energy efficient lighting products together with other electrical products to commercial and industrial markets in North America and the Caribbean. Eco-Shift is focused on addressing the need for commercial, industrial, institutional and recreational (CIIR) clients to manage their energy costs during this new era of rising energy costs and beyond. The company’s mission is to help their customers achieve energy and environmental footprint reduction targets through the application of cost effective technologies. Eco-Shift offers a variety of services to identify and quantify energy savings opportunities, including, but not limited to, the following:

●	Lighting system audits and retrofit recommendations;
●	Lighting design services complete with photometry;
●	Local power authority rebate applications and preapprovals;
●	HVAC system peak load analysis;
●	Power distribution load analysis and retrofit recommendations;
●	ISO 50001 program development and implementation;
●	Environmental impact analysis of GHG emissions; and
●	Underwriting of complete project costs with financing packages.

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

From Eco-Shift’s headquarters in Ontario, Canada the Company has built a strong competitive advantage as a proven provider of energy efficient lighting solutions and wireless IP addressable energy management systems. Clients switching to new digital electronic ballast driven HID or LED lighting can generate savings in the 50%-70% range without an energy management system. When combined with Eco-Shift’s energy management system that utilizes state-of-the-art IP addressable light fixtures with wireless communication, clients are seeing rates of return that often exceed 80% with payback periods ranging from 12 to 30 months. Add in the ability to participate in Demand Response programs with Eco-Shift Power’s Virtual Power Point Platform and the savings are enhanced by revenues earned from government programs. While the company continues to grow its core business, it is working with its roster of over 50 clients as a foundation to introduce Virtual Power Plant Platform (enterprise-wide web-enabled energy monitoring and control) to enter and leverage the Demand Response market. Once the platform is in place, Eco-Shift will be able to connect, monitor and control other energy using technologies such as HVAC, compressors, security system, etc. creating a truly “smart building”

Eco-Shift’s growth strategy and expansion is based on becoming vertically driven and specialized in favorable verticals and their footprints. Eco-Shift Power has a successfully established reputation: especially in South Western Ontario providing lighting based energy management solutions to customer footprints that include Industrial/Manufacturing, Automobile Dealerships, Recreational/Sports Facilities, Big Box Retail, Warehousing & Logistics and Hydroponic/Greenhouse Growers. Eco-Shift Power will become head office focused which will require a strategic approach to developing relationships with corporate head offices in order to claim the ultimate goal of becoming the vendor of choice for a corporate roll-out strategy for multiple customer site projects via a replicable process. The geographically focused strategy entails reaching out farther into all geographical regions of North America via what we call “Marketing Brokerage Agencies” (see section entitled “Distribution Method of Products and Services” as well as existing subsidiary (Sun & Sun Industries, Inc.) and future subsidiaries.

ITEM 1. BUSINESS (continued)

Products And Services

The following is a representation of some of the products and services the Company currently offers.

Commercial & Industrial High Bay Lighting

Formerly, Eco-Shift acquired the electronic ballast from North American and Chinese manufactures, which was a high frequency ballast tuned specifically to drive high intensity discharge (HID) lamps at their optimum efficiency. Four models were available for lamps rated from 250W to 575W and were designed for use in interior high bay applications with ceiling heights of 20ft and above. Typical applications included retail, industrial and warehousing applications where quality of light is important to operations. These ballasts compatible with industry standard wired control protocols for interfacing with existing building management systems found in high end commercial buildings. That technology has been replaced by the new LED high bay fixtures which Eco-Shift has now added to its product array together with low bay (under 20 ft ceiling height) LED fixtures.

High Power Outdoor & Recreational Lighting

Similarly, Eco-Shift has added LED outdoor and recreational lighting products which are designed primarily for outdoor use. Typical applications include recreational facilities (both interior and exterior playing surface lighting), parking lots, security lighting and larger industrial facilities. These products are also fully compatible with industry standard control protocols.

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

Distribution Method Of Products And Services

The Company formerly utilized a direct sales force to sell its products and services by utilizing a combination of our network of personal contacts and leads generated through referrals and the Company’s website. Management recognized that in order to put the Company on a more sustainable growth path, more structure and focus is required to meet the Company’s desired projections. To that end, the Company is currently developing a more detailed sales and marketing plan based on a program that will focus on the acquisition of already established lighting specialty operations as subsidiaries (such as Sun & Sun Industries, Inc.,) in certain key geographical areas of North America and/or by adding what we call Marketing Brokerage Agencies in certain of those areas to extend Eco-Shift’s reach and saturate the growing market for the new LED high and low bay fixtures.

These initiatives account for a significant portion of the 2015 operating budget. Management believes this is a critical tool for extracting maximum value to put the Company on a sustainable growth path.

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

ITEM 1. BUSINESS (continued)

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

Sources Of Raw Materials

The Company does not use raw materials; rather the Company purchases finished products and components from a variety of third party manufacturers which we then replace out dated and inefficient fixtures.

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

Estimate Of The Amount Spent on Research And Development

The Company is a solutions provider and as such, aggregates the technology of manufacturers of electronic products in order to provide our clients with some of the world’s best selection of products that maximize light output and minimize energy consumption. As such, our research and development expenses are kept to a minimum since such costs are dedicated to evaluating the legitimacy and accuracy of high-tech manufacturers’ claims concerning their products.

Research and development expenses were confined to a commitment to a research and development company in the year 2014 to provide exclusive rights to the new LED low and high bay technology in exchange for 5,000,000 ECOP common shares and a commitment to pay $100,000 cash in 2015 and $Nil in 2014.

Costs And Effects Of Environmental Compliance

We are not aware of any material effects that compliance with federal, state, local or foreign environmental protection laws or regulations will have on our business. We have not expended material amounts to comply with any environmental protection laws or regulations and do not anticipate having to do so in the foreseeable future.

Employees

The Company currently employs under 25 full-time employees. Rather, the company chooses to engage specialized consultants (as individuals or as companies) who are put under contract only on a “if, as and when needed” basis to avoid high fixed overhead expenses. In addition, the Company engages independent electrical contractors for the installation aspect of its sales process on a job-by-job basis and these contractors are coordinated by the Company’s full-time project manager employees to guarantee that quality service standards are met for all of the Company’s installations.

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

There is substantial Doubts As To Our Ability To Continue As A Going Concern.

Our financial statements have been prepared assuming we will continue as a going concern. Since the inception of the Company, we have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $7,255,484 at December 31, 2014. The Company has not generated sufficient cash flow to internally fund its business and has historically funded its operating through sales of our securities, including to insiders and our affiliates. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will continue to increase and we will continue to incur substantial losses in future periods until we are successful in significantly increasing our revenues and cash flow. An effort has been mounted to raise a significant amount of funding from an investment banker, which amount will enable ECOP to complete current product development and fulfill already established orders worldwide and expand retrofit markets through an aggressive acquisition program and the Marketing Brokerage Agency program. However, there are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our Company.

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

ITEM 1A. RISK FACTORS (continued)

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

Our Future Success Depends Upon, In Large Part, Our Continuing Ability To Attract and Retain Qualified Consultants and/or Qualified Personnel.

Expansion of our business and operation may require additional consultants, managers and employees with industry experience, in which case our success will be dependent on our ability to attract and retain experienced management personnel and other employees. There can be no assurance that we will be able to attract or retain qualified personnel. Competition may also make it more difficult and expensive to attract, hire and retain qualified managers and employees. If we fail to attract, train and retain sufficient numbers of the qualified personnel, our prospects, business, financial condition and results of operations will be materially and adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s principal operations comprised of:

●	An executive office space located at 2101 S. Yale St. Santa Ana, California, USA under an operating lease on an year to year basis for approximately lease rent of $65,000 per annum.

●	An executive office space located at 1090 Fountain Street North, Cambridge, Ontario, Canada – comprising of approximately 3,100 square feet and 9,100 square feet of warehouse space which we lease from an unaffiliated third party pursuant to a five year lease agreement expiring in June 2017. Under the terms of the lease, the annual base rent and our share of the operating expenses will range from approximately $124,800 in year one to approximately $135,800 in year five.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in the following significant claims and litigation, asserted by and against the Company, which have arisen in the ordinary course of business. Claims are recorded at their estimated net realizable value or expected cost when such amounts are probable and can be reasonably estimated. The Company believes that it has a number of valid defences to the actions against it and the Company intends to vigorously defend or assert these claims and does not believe that a significant liability will result, other than the amounts recorded. However, the Company cannot predict the outcome thereof or the impact that an adverse result will have upon its consolidated financial position, results of operations or liquidity.

a)	The Company has been named as a co-defendant in a claim by a customer, who is seeking damages of $10,000,000 CAD ($8,647,000 USD) and return of a deposit of CAD 150,000 (USD 129,705) which was received by the company under a Value-Added Reseller arrangement. The company has filed a counterclaim against the customer for damages of CAD 9,548,560 (USD 8,256,640) resulting from the plaintiff’s breach of contract plus punitive damages of CAD 1,000,000 (USD 864,700) for negligence and loss of business reputation. Management of the company believes these claims are without merit and has accrued CAD 150,000 (USD 129,705) in the financial statements in regards to this claim, as management believes this represents the maximum amount the company may ultimately be required to pay.

b)	On June 12, 2013, the Company has been named defendant in a claim by 954793 Ontario Inc. for CAD1,000,000 (USD 864,700) in damages under section 3 (2) of the Wishart Act. The Company filed a statement of Defence on September 18, 2014.

c)	On August 12, 2013, the Company was named co-defendant in a claim by Boehmer Box LP, a customer, who is seeking damages of C$500,000 (USD 432,350) associated with breach of contract and warranty.

On March 31, 2014, Venture Lighting International Inc., one of the co-defendants in Boehmer Box LP claim, filed a statement of Defence and Crossclaim against all co-defendants, including the Company.

d)	On January 7, 2014, the Company commenced an action in the Superior Court of Justice for Ontario against N.V. Nederlandsche Apparatenfabriek “Nedap”, Niek Nijenhuis, Thomas Lang, Jeroen Somsen (together, the Nedap Defendants), Venture Lighting International Inc., Andrew Tyrrell, NRG Metalworks Inc., Craig Chornaby, Full Energy Solutions Distribution and Jan Christopher Vargas (together, the Defendants). Eco-Shift claims for C$25,000,000 (USD 21,617,500) in compensatory and punitive damages for breach of contract, breach of confidence, conspiracy, breach of fiduciary duty, intentional interference with economic relations and inducing breach of contract.

On April 9, 2014, the Nedap Defendants filed a statement of Defence and Counterclaim for the amount of Euro 3,321,000 (USD 4,037,200) in damages associated with unrecovered costs, lost profits and lost revenues due to reputational damage.

On April 10, 2014, Venture Lighting International Inc. filed a statement of Defence and Crossclaim.

e)	In December 2014, the Company was served with a complaint by the ex-employee of Simplepons claiming that the Company failed to pay him approximately $101,000 for his salary and severance payment under the terms of his employment agreement. The Company intend to seek an amicable resolution of the dispute but will defend itself if such a resolution is not possible.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

On February 5, 2013, Simplepons finalized a share exchange agreement whereby Simplepons issued 34,047,928 exchangeable shares (1,702,396,382 shares on pre-stock split basis) for 100% of the common stock of Eco-Shift (the “Share Exchange”). As a result of the Share Exchange, Eco-Shift is now a wholly-owned subsidiary of Simplepons. This transaction has been accounted for as a reverse merger. Consequently, the assets and liabilities and the historical operations reflected in the consolidated financial statements for the periods prior to February 5, 2013 are those of Eco-Shift and are recorded at the historical cost basis. After February 5, 2013, the Company’s consolidated financial statements include the assets and liabilities of both Eco-Shift and Simplepons and the historical operations of both after that date as one entity.

On October 20, 2014 (the “Closing”), Eco-Shift Power Corp. (“Eco-Shift USA”) entered into a Share Purchase and Exchange Agreement with and among Sun & Sun Industries, Inc. (“Sun Industries”), and the common stockholders of Sun Industries, Lynda Sun Frederick and Deborah Sun (the “Agreement”). Pursuant to the Agreement, the Eco-Shift USA acquired 100% of the issued and outstanding shares of common stock of Sun from the two holders thereof, in exchange for the issuance of 9,850,000 shares of Eco-Shift USA common stock and the payment of cash in the aggregate amount of $250,000. All preferred stock and shareholder notes of Sun were cancelled at the Closing. As a result of the transactions contemplated by the Agreement, Sun became a wholly owned subsidiary of Eco-Shift USA. Eco-Shift USA also agreed to grant an aggregate of 1,200,000 shares of its common stock to certain key members of management of Sun promptly following the Closing.

The Company’s Common Stock is quoted on the OTCBB under the under the symbol “ECOP.” The following table sets forth the quarterly high and low sale prices for our common shares since the date of reverse merger after taking into account the stock split of 1:50.

Quarter ended	High	Low

December 31, 2014	$0.367	$0.10

September 30, 2014	$0.40	$0.25

June 30, 2014	$0.85	$0.39

March 31, 2014	$0.55	$0.31

December 31, 2013	$0.90	$0.35

(b) Holders

As of April 15, 2015, there were approximately 174 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Transfer Agent

Our transfer agent is American Stock Transfer & Trust Company, LLC, 6201 15th Avenue, Brooklyn, NY 11219.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Recent Sales of Unregistered Securities

In January and February 2013, the Company issued 124,000 shares of common stock (6,200,000 shares on pre-stock split basis) in a private placement to seven accredited investors. The price of the common stock was $0.05 per share, and the Company received proceeds of $310,000 which will be used to meet working capital requirement.

Through an assignment agreement dated March 8, 2013 between the Company, a lender and holders of three newly issued promissory notes of $16,667 each, the lender assigned the original note dated May 5, 2012 to the holders of new promissory notes with certain amendments. During the quarter ended June 30, 2013, the holders of these promissory notes converted all the debts outstanding into 220,000 shares of the Company’s common stock (11,000,000 shares on pre-stock split basis).

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

On September 10, 2013, the Company issued 60,000 shares (3,000,000 shares on pre-stock split basis) in accordance with the terms of stipulation for entry of judgment in connection with a lawsuit filed by the Company’s former Chief Operating Officer. These shares were valued at the prevailing market price at the time of issuance and adjusted against his total liability of $134,535.

During October 2013, the Company issued 12,645,213 shares (632,260,655 shares on pre-stock split basis) in connection with Linear note conversion as explained in note 13 to the financial statements;

On October 14, 2013, the Board of Directors of the Company through a special resolution approved:

●

the issuance of 2,000,000 shares of the Company (100,000,000 shares on pre-stock split basis) pursuant to Confidential Term Sheet Investment Agreement dated September 12, 2013 between the Company, Eco-Shift Power Corp. and GreenSync Solutions. These shares were valued at $0.5 per common stock and accordingly $1,000,000 was recorded under legal and professional fees in the statement of operations during the fourth quarter ended December 31, 2013.; and

●	the issuance of 50,000 (2,500,000 shares on pre-stock split basis) pursuant to Confidential Settlement Agreement and Mutual Release dated October 8, 2013 between a Claimant, Company, Consultant and Attorney. The Claimant had made certain allegations involving disclosures made by officers, directors and agents of the Company, Attorney and Consultant. 25,000 shares were issued during fourth quarter ended December 31, 2013 and remaining 25,000 shares were issued during first quarter ended March 31, 2014. These shares were valued at $37,500 based on market price and were recorded as expense in the statement of operations during the fourth quarter year ended December 31, 2013.

Pursuant to Term Sheet Agreement dated November 21, 2013, the Company entered into various Subscription Agreements during the months of October, November and December 2013 and issued 3,981,652 shares of common stock at an exercise price of $0.25 per share of common stock along with the issuance of same number of warrants. The Company received $896,371 net of issuance costs of $99,042.

In January 2014, the Company issued 400,000 shares of common stock pursuant to a consulting agreement. These shares were valued at $0.35 per common share representing the market price at the time of issuance. Accordingly $140,000 has been recorded as legal and professional charges in the statement of operations with corresponding credits to common stock and additional paid-in capital.

In January 2014, the Company issued remaining 25,000 shares of common stock out of the total shares of 50,000 common stock pursuant to a Confidential Settlement Agreement and Mutual General Release with a claimant as explained explained in the preceding paragraphs.

In January 2014, the Company issued 1,650,000 shares of common stock in connection with stock based compensation recorded during the fourth quarter ended December 31, 2013.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

On February 8, 2014, the “Company”, finalized that certain Share Exchange effected by the execution and delivery of that certain Voting and Exchange Trust Agreement, Support Agreement, and Rollover Agreements, each as defined in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2013, and as amended on Form 8-K/A filed with the SEC on June 4, 2013 The “Closing 8-K”). Pursuant to the Rollover Agreement certain Stakeholders (as defined in the Rollover Agreement) were issued Exchangeable Shares that are exchangeable for shares of common stock in the Company. Pursuant to the Voting and Exchange Trust Agreement, the holders of Exchangeable Shares effectively voted such securities as common stock of the Company through a Series B Preferred Stock held by a trustee, as more fully described in the Closing 8-K.

On February 25, 2014, Gilbert Wood, the then Company’s Chief Executive Officer and director, James Hughes, the Company’s Chief Financial Officer and director, and Patty Bates-Woods elected to exchange their Exchangeable Shares pursuant to the terms of the Voting and Exchange Trust Agreement, Rollover Agreement and Support Agreement for 19,984,584, 4,962,315 and 4,962,635 shares of common stock of the Company, respectively. The Company was required to give effect to such election and issue such shares not less than five (5) or more than ten (10) days following such election. Accordingly, 29,911,799 shares were issued in March 2014.

The above description of the Voting and Exchange Trust Agreement, Rollover Agreement and Support Agreements do not purport to be complete and is qualified in its entirety by reference to the Support Agreement, which is attached as Exhibits 2.1, 2.2 and 2.3 to the Company’s Report on Form 8-K filed with the SEC on February 14, 2013.

On February 25, 2014, the Company filed an Amended and Restated Certificate of Designation of Series B Preferred Stock (the “Certificate of Amendment”), which clarifies certain voting rights after giving effect to the November 2013 reverse stock split of the Company. The Certificate of Amendment was approved by the unanimous consent of the Board of Directors of the Company and the sole holder of Series B Preferred Stock as of February 25, 2014. The Certificate of Amendment was filed with the Secretary of State of the State of Nevada.

In February 2014, the Company entered into various subscription and warrant agreements for the issuance of 160,000 shares of common stock at a price of $0.25 per common share.

In April 2014, the Company engaged a third party consultant to provide certain business consulting services for a term of one year and issued 1,300,000 shares of common stock as compensation for such services. These shares were valued at $0.45 per common stock and $585,000 was recorded as prepaid expenses to be amortized over a term of one year. Accordingly, the Company recorded $438,750 as professional charges in the statement of operations for the year ended December 31, 2014.

In April 2014, the Company agreed to settle certain claims for consulting services provided by a third party through issuance of 2,500,000 shares of common stock. These shares were valued at $0.45 per common stock and $1,125,000 was recorded as professional charges in the statement of operations for the year ended December 31, 2014.

In July 2014, the Company issued 127,536 shares of common stock pursuant to a common stock purchase warrant agreement issued in August 2013. The holder elected to exercise the warrant on a cashless exercise basis. The Company has debited the additional paid-in-capital with corresponding credit to common stock.

In September 2014, the Company issued 275,000 shares of common stock to certain employees of the Company. These shares have been valued at the market rate on the date of issuance and resultantly $76,973 was recorded as stock compensation expense in the consolidated statements of operations with corresponding credit to common stock and additional paid-in-capital.

In October 2014, the Company issued 96,000 (4.8 million pre-split) shares of common stock to certain employees of the Company in connection with the reverse merger which allowed for a “President’s list” these shares were set aside for the President who may issue these shares at his discretion.

In October 2014, the Company issued additional 29,000 shares of common stock to certain employees of the Company. These shares have been valued at the market rate on the date of issuance and resultantly $22,620 was recorded as stock compensation expense in the consolidated statements of operations with corresponding credit to common stock and additional paid-in-capital.

In October 2014, the Company issued 166,667 shares of common stock against legal services in connection with the acquisition of Sun Industries, which was completed on October 20, 2014. These shares were valued at $0.15 per common stock, being the market value of the date of issuance, and $25,000 was recorded as professional charges in the statement of operations with corresponding credit to common stock and additional paid-in-capital.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

In October 2014, the Company issued 200,000 of common stock in connection with management consulting, business advisory, shareholder information and public relations services pursuant to a consulting agreement with a third party. These shares were valued at $0.31 per common stock, being the market value of the date of issuance, and $62,000 was recorded as professional charges in the statement of operations with corresponding credit to common stock and additional paid-in-capital.

In October 2014, the Company issued 387,500 shares of common stock pursuant to a Restricted Stock Agreement, Loan Agreement and Consulting Agreement with two third parties. These shares were valued at $0.30 per common stock, being the market value of the date of issuance, and $116,250 was recorded as professional charges in the statement of operations with corresponding credit to common stock and additional paid-in-capital.

During November and December 2014, the Company issued 1,228,674 shares of restricted common stock on partial conversion of $90,000 out of $100,000 (face value) convertible note held by JSJ Investments as explained in note 13 to the financial statements.

Pursuant to Share Purchase and Exchange Agreement in connection with the acquisition of Sun, which was completed on October 20, 2014 as explained in note 7 to the financial statements, the Company has committed to issue 11,050,000 shares of common stock. These shares are presented as shares to be issued in the statement changes in shareholder’s deficiency as at December 31, 2014.

Rule 10B-18 Transactions

During the year ended December 31, 2014, there were no repurchases of the Company’s common stock by the Company.

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

Plan of Operation

The Company is focused on the continued execution of a strategic plan aimed at increasing shareholder value. Operations will continue to be focused on three complimentary business segments:

1. Lighting Retrofits via subsidiary Sun Industries

The Company will continue to grow its lighting retrofit business via subsidiary Sun Industries, which has 23 years of industry experience and a competitive advantage in the public sector with over 700 projects completed in 30 states. Sun Industries will continue to specialize in the EPCM (engineering/design, procurement, construction and maintenance) of diversified, large-scale lighting retrofit projects. Sun Industries will continue to target projects North America wide ranging anywhere from $100,000-$10 million. The Company will allocate resources towards removing barrier to revenue growth, which include increased bonding capacity and additional staff (sales and project development).

2. OEM/Distribution – LED Lighting Fixtures

The Company will focus a significant amount of new resources towards the ongoing push into the market as an Original Equipment Manufacturer (OEM) of LED products that are competitive on specifications (ie lumen per watt) and lowest cost in the market. Investments will be made in product development and sales staff. For 2015-2016, the company will focus on the manufacturing and distribution of the ECOP LED Flat Panel series and ECOP LED High bay fixtures. ECOP will also take advantage of distribution networks and industry relationships to distribute OEM products from other manufacturers under licensing agreement.

3. Wireless Light Management Systems and Energy Management

The Company will continue with the final development stages of its wireless light management system (Radium) that allows for full automation and programming of facility lighting and other energy using technologies (HVAC, plug load). Once a facility has the Radium system installed, clients can earn additional revenue via utility funded Demand Response programs. The Company will provide back-office support for Energy Management, including the participation in Demand Response programs, via ongoing Software-as-a-Service contracts.

Operations in 2014 remained focused on the final phases of product and software commercialization. Company resources have been directed to product development in order to expedite the timelines for commercial launch of new products which are anticipated to gain significant market share. Beginning in Q3 2014, changes to operations occurred as the company started to market products as an Original Equipment Manufacturer (OEM). The Company forecasts significant sales growth in Q3 2015 based on expectations for the new low-cost high bay LED products, the Wireless Light Management System, and a focus on revenue growth via strategic acquisitions. In Q2 2015, the Company plans to hire additional staff in step with revenue increases including OEM sales staff that will be focused on national electrical supply companies and national electrical contractors in both the US and Canada. The Company will continue to focus on the lighting retrofit market with existing sales staff.

Operations to Focus on Three High-Growth Revenue Streams:

A key focus of operations for Q2 2015 is the commercial launch of the Company’s LED high bay that is expected to have one of the lowest MSRP’s available on the North American market. The Company is preparing operations for significant sales given that the LED high bay will be competitively priced with legacy technologies, offering significant energy savings for clients at comparable capital cost. Operations will be refocused to ensure that the Company can manage high volume sales as an OEM.

In addition to the commercial launch of the Company’s LED, the company had been focusing on integrating the newly acquired company, Sun & Sun Industries to offer the added value proposition to the long established client base in USA. By vertically integrating the company, Eco- Shift continues to replicate and refine its unique sales process which: a) targets the “C” level stratum of medium to large industrial and commercial enterprises; b) develops a high yield of opportunities via the internet based Lead Generation software; c) offers an objective and consultative approach to the lighting retrofits for clients; d) provides expertise in and access to all four lighting technologies (Fluorescent, Induction, LED and HID); e) provides total disclosure with a thorough “Life Cycle Analysis” of each client project. Furthermore, Eco-Shift is rapidly becoming a “Full Service” energy solution provider soon to offer wireless energy management technologies for individual lighting fixture control, demand response revenue programs & administration, peak demand management, fault detection & diagnostics (of all energy systems) and direct load control across large corporate enterprise energy assets.

We plan to recruit 4-6 additional highly experienced technical sales professionals who will expand our territory of the Canadian marketplace and the United States.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In addition to integrating the operations with Sun & Sun Industries, we plan on leveraging the existing customer base to expand further into the U.S. by way of a 2 phase process. The initial research phase will focus on gaining an in-depth understanding of the most costly areas to utilize electricity as well as other economic and competitive business drivers on a state by state basis. The objective of Phase I is to develop a clear understanding of regional markets then generate a list of segmentation variables that allow us to prioritize and focus on the most fertile grounds to do our hunting in. Phase 2 will consist of a more detailed examination of the options developed in Phase I followed by the development of detailed execution and rollout plans for each of the key regions. In addition to increasing company’s footprint in the US and improved economies of scale, the integration also helps in training the staff of that business and assisting in the recruiting of additional sales staff. In terms of direct sales activity, Eco-Shift will utilize its local sales team to continually expand the territory (targeting US based businesses) within an 8 hour drive from Eco-Shift’s headquarters located in Cambridge, Ontario Canada such as Chicago, Detroit, Pittsburgh, Cleveland and Buffalo. The next step would be to recruit and train additional highly experienced technical sales professionals in those areas. Those states include Michigan, Illinois, New York, Ohio, Pennsylvania, Connecticut, Massachusetts, New Jersey and Wisconsin.

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

COMPARISON OF OPERATING RESULTS

Comparison of operating results for the year ended December 31, 2014 to 2013

Revenue

Revenue decreased by $99,291 to $1,270,970 for the year ended December 31, 2014 from $1,370,261 for the year ended December 31, 2013.

Decrease in revenue for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was due to increased focus on development of new product which is expected to result in higher revenues going forward.

The Company was able to maintain a level of sales to cover the direct overheads and part of indirect costs.

The acquisition of Sun is expected to provide a healthy contribution to revenue in 2015 and onwards since 2014 covered only post October 20, 2014 results of Sun.

Cost of Goods Sold

Cost of goods sold was $1,007,076 for the year ended December 31, 2014, compared to $803,909 for the year ended December 31, 2013, an increase of $203,167 from the previous year. The increase is due to a relatively lower gross margin due to increased market competition.

Net Expenses

Net expenses for the year ended December 31, 2014 decreased to $2,802,811 from $3,559,356 for the year ended December 31, 2013.

Decrease in net expenses for the year ended December 31, 2014 was mainly due to gain resulting from change in fair value of derivative liabilities of $2,483,495 mainly resulting from a decline in the market price of the Company’s stock. In 2013, the expenses were higher on account of a non-recurring expense relating to extinguishment loss on modification of Linear note amounting to $539,505. This decrease is offset by an increase in professional fees by $1,313,564, mainly due to acquisition and other legal transactions, and an increase in interest and bank charges by $400,351, mainly on account of additional borrowings in the year 2014.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net loss.

During the year ended December 31, 2014, we incurred a net loss of $2,538,917 as compared to a net loss of $2,993,004 during the year ended December 31, 2013 for the reasons noted above.

Liquidity and Capital Resources

As of December 31, 2014, the Company had total assets of $6,738,303 (2013:$710,354), which included total current assets of $2,064,238 (2013:$ 698,256), comprising of cash of $205,635 (2013:$107,770), accounts receivable of $957,076(2013:$24,442), work-in-process and inventory of $Nil (2013:$142,891), advances and deposits of $111,413 (2013:$150,756), prepayments and other receivables of $204,406 (2013:$55,020). Non-current asset consisted of intangible assets and goodwill arising on acquisition of Sun Industries of $2,225,410 and $2,380,987, respectively and property and equipment of $67,668 (2013:$12,098). The intangible assets include customer base acquired at a fair value of $1,948,000 and trademarks of $444,900.

The Company had total current liabilities of $7,370,807 (2013:$1,900,182) as of December 31, 2014 and derivative liabilities of $151,689 (2013:Nil). The current liabilities consisted of accounts payable and accrued liabilities of $2,351,753 (2013: $418,415), customer deposits of $215,807 (2013:$357,976), liquidated damages payable of $70,300 (both in 2014 and 2013), provision for contingent liability of $129,705 (2013:$141,030), advances from shareholders of $308,943 (2013:$118,696), convertible notes payable of $1,560,968 (2013:$189,685) and promissory notes payable of $736,098 (2013:$604,080).

The Company had a working capital deficit of $5,306,569 (2013:$1,201,926) and an accumulated deficit of $7,255,484 (2013:$4,716,567) as of December 31, 2014.

Net cash used in operating activities. During the year ended December 31, 2014, the Company used $2,051,813 of net cash in operating activities compared to $978,854 of net cash in operating activities for the year ended December 31, 2013. The increase in net cash used in operating activities by $1,072,959 was mainly attributable to the increase in loss for the year ended December 31, 2014 as compared to the previous year ended December 31, 2013 offset by change in working capital balances.

Net cash used in investing activities. During the year ended December 31, 2014, the Company generated $31,569 of net cash in investing activities compared to $222,042 of net cash used in investing activities for the year ended December 31, 2013. The increase in cash generated was mainly due to receipt of restricted cash of $127,219 offset by cash paid in connection with Sun acquisition of $100,000.

Net cash provided by financing activities. During the year ended December 31, 2014, net cash provided by financing activities was $1,963,991 as compared to $1,412,262 for the year ended December 31, 2013. The increase of $551,729 is mainly because of proceeds from the issuance of shares/warrants and notes during the year ended December 31, 2014.

Need For Additional Capital

The Company has incurred recurring losses from operations and as at December 31, 2014, the Company has a working capital deficiency of $5,306,569 and has accumulated deficit of $7,255,484. These factors raise substantial doubt as to its ability to continue as a going concern.

The Company’s continued existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional equity investment in the Company. Management is pursuing various sources of financing including a debt financing of $4 million as the first tranche for a $10 million debt financing, which is currently in the advance stage of negotiation. In the event the Company is not able to raise the necessary equity financing, the Company intends to seek stockholder loans or debt financing to meet its working capital and growth requirements. This will enable Company’s operations to advance and grow in order to produce sufficient operating cash to repay its current loans. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company’s consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has experienced losses from operations and has negative working capital as of December 31, 2014. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information in response to this item is contained elsewhere in this Report beginning from Pages F-1 to F-29.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified and continue to have the following material weaknesses in our internal controls over financial reporting: we currently do not have an internal audit group, and we will need to train accounting and financial staff with appropriate public company reporting and compliance requirements. Additionally, due to the fact that we have only few officers and directors who have some experience as officers or directors of a reporting company, such level of experience may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our consolidated financial statements and an inability to provide accurate and timely financial information to our stockholders.

ITEM 9A. CONTROLS AND PROCEDURES (continued)

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this valuation, segregation of duties & maintenance of current accounting records have been identified as material weaknesses in internal control over financial reporting.

To address the need for more effective internal controls, management has plans to improve the existing controls and implement new controls as our financial position and capital availability improves.

Changes in Internal Control over Financial Reporting

There have been no changes during the year ended December 31, 2014 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Positions and Offices Held

Alistair Haughton /Gilbert Wood*	53	President & Chief Executive Officer (CEO)

James Hughes	71	Chief Financial Officer (CFO)

* Alistair Haughton was appointed as President & Chief Executive Officer (CEO) of the Company and has replaced James Hughes who was acting as interim CEO after four month sabbatical leave from Gilbert Wood, which began in September 2014. Mr. Woods will not be returning to his prior roles as an officer of the Company, although he remains a Director of the Company. Mr. Hughes remains a Director and the CFO of the Company.

Alistair Haughton

Alistair Haughton’s appointment brings more than 30 years of management and executive level experience. Alistair’s experience includes successful postings as Strategic Business Manager, COO, CEO and Managing Director of multiple public and private companies. This includes the Norwegian multi-national Cermaq Group, Canadian operations, where he managed the successful and profitable restructuring of operations with annual sales in excess of $400 M, over 400 employees, and numerous contractual outsourced entities.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by us during the fiscal years ended December 31, 2014 and 2013 in all capacities for the accounts of our executive officer:

SUMMARY COMPENSATION TABLE

Name	Position	Salary	Consulting	Bonus	Others	Total
		$	$	$	$	$
2014

Gilbert Wood	CEO	124,615	-	-	-	124,615

James Hughes	CFO/CEO	94,615	-	-	-	94,615

2013

Gilbert Wood	CEO	150,000	-	-	-	150,000

James Hughes	CFO	120,000	-	-	-	120,000

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 78,052,550 shares of common stock issued and outstanding as of April 15, 2015.

	Beneficial
Name and address	Ownership	Percentage

Director and CEO and CFO
Gilbert Wood – CEO (103 Mannheim Crescent, Petersburg, ON, N0B 2H0)	19,984,584	25.60%
James Hughes – CFO (806-53 Speedvale Ave W, Guelph, ON, N1H 1J6)	4,962,315	6.36%

5% Security Holder
Patty Bates Wood (103 Mannheim Crescent, Petersburg, ON, N0B 2H0)	4,962,635	6.36%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Convertible notes of $174,353 (2013 - $189,685) and promissory notes of $172,940 (2013 - $164,535) have been issued to close family members of the shareholders which are outstanding at year end.

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

	Year Ended
	2014	2013

Audit and review fees	$67,200	$75,000

Tax Fees	-	-

All Other Fees	32,000	-

Total	$99,200	$75,000

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description
31.1	Certification Of Principal Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act Of 2002*

31.2	Certification Of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act Of 2002*

32.1	Certification Of Principal Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002*

32.2	Certification Of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this annual report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO-SHIFT POWER CORP.

DATED: April 15, 2015	By:	/s/ Alistair Haughton
Alistair Haughton
President & Chief Executive Officer

DATED: April 15, 2015	By:	/s/ James Hughes
James Hughes
Chief Financial Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ECO-SHIFT POWER CORP.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Eco-Shift Power Corp.

We have audited the accompanying consolidated balance sheet of Eco-Shift Power Corp. as of December 31, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficiency, and cash flows for the year then ended. Eco-Shift Power Corp.’s management is responsible for these consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the year ended December 31, 2013 were audited by other auditors, whose report, dated April 7, 2014, expressed an unqualified opinion on those consolidated financial statements and also included an explanatory paragraph that raised substantial doubt about the Eco-Shift Power Corp.’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Eco-Shift Power Corp. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Eco-Shift Power Corp. will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Eco-Shift Power Corp. has incurred recurring losses from operations, has a working capital deficiency and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SRCO Professional Corporation
CHARTERED ACCOUNTANT
Richmond Hill, Ontario, Canada	Authorized to practise public accounting by the
April 15, 2015	Chartered Professional Accountants of Ontario

Schwartz Levitsky Feldman llp

CHARTERED ACCOUNTANTS

LICENSED PUBLIC ACCOUNTANTS

TORONTO ● MONTREAL

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Eco-Shift Power Corp. (formerly Simplepons, Inc.)

We have audited the accompanying consolidated balance sheet of Eco-Shift Power Corp. (“the Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficiency, and cash flows for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the year ended December 31, 2012 were audited by other auditors, whose report, dated April 15, 2013, expressed an unqualified opinion on those consolidated financial statements and also included an explanatory paragraph that raised substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses, has a working capital deficiency and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
April 7, 2014	Licensed Public Accountants

2300 Yonge Street, Suite 1500, Box 2434
Toronto, Ontario M4P 1E4
Tel: 416 785 5353
Fax: 416 785 5663

ECO-SHIFT POWER CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

(Expressed in United States Dollars)

	December 31, 2014	December 31, 2013
	$	$
ASSETS
Cash	205,635	107,770
Restricted cash [note 5]	55,023	217,377
Accounts receivable	957,076	24,442
Costs and estimated earnings in excess of billings [note 6]	530,685	—
Inventory	—	142,891
Advances and deposits	111,413	150,756
Prepayments and other receivables	204,406	55,020
Total current assets	2,064,238	698,256
Goodwill [note 7]	2,225,410	—
Intangible assets, net [note 7]	2,380,987	—
Property and equipment [note 8]	67,668	12,098
Total assets	6,738,303	710,354

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	2,351,753	418,415
Note payable to bank [note 9]	697,705	—
Customer deposits	215,807	357,976
Liquidated damages payable [note 10]	70,300	70,300
Provision for a contingent liability [note 11]	129,705	141,030
Advances from shareholders [note 12]	308,943	118,696
Convertible notes payable [note 13]	1,560,968	189,685
Billings in excess of costs and estimated earnings [note 6]	448,291	—
Derivative liabilities [note 14]	851,237	—
Promissory notes payable [note 15]	736,098	604,080
Total current liabilities	7,370,807	1,900,182
Derivative liabilities [note 14]	151,689	—
Total liabilities	7,522,496	1,900,182

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1 share outstanding as of December 31, 2014 and 2013.	1	1
Common stock, $0.01 par value, 400,000,000 shares authorized, 63,410,853 and 54,863,211 common shares outstanding as at December 31, 2014 and 2013, respectively, which includes 4,138,394 and 34,047,928 exchangeable common shares, respectively [note 16]	634,108	548,631
Shares to be issued [note 16]	110,500	—
Additional paid-in-capital	5,499,984	2,895,815
Accumulated other comprehensive gain	226,698	82,292
Accumulated deficit	(7,255,484)	(4,716,567)
Total stockholders’ deficiency	(784,193)	(1,189,828)
Total liabilities and stockholders’ deficiency	6,738,303	710,354

Going concern [note 3]
Commitments and contingencies [note 17]
Related party transactions [note 18]
Subsequent events [note 21]

See accompanying notes

ECO-SHIFT POWER CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Expressed in United States Dollars)

	Year ended	Year ended
	December 31, 2014	December 31, 2013
	$	$
REVENUE	1,270,970	1,370,261

COSTS OF SALES	1,007,076	803,909

GROSS PROFIT	263,894	566,352

EXPENSES
Legal and professional fees [note 16]	2,748,984	1,435,420
Salaries and benefits	846,868	790,219
Interest and bank charges	559,607	159,256
Write down of inventory	207,743	—
Stock compensation expense [note 16]	99,593	120,000
Rent and occupancy	165,560	129,891
Marketing and advertising	81,847	77,458
Travel	65,122	55,255
Bad debts	144,273	—
Telecommunications	33,581	32,100
Repair and maintenance	60,507	39,056
Commission	—	43,475
Depreciation	20,822	5,818
Amortization of intangible assets	47,913	—
Change in fair value of derivative liabilities [note 14]	(2,483,495)	—
Extinguishment loss on modification [note 13]	—	539,505
Other operating expenses	203,886	131,903
	2,802,811	3,559,356
Net loss for the year before income taxes	(2,538,917)	(2,993,004)
Income taxes [note 20]	—	—
Net loss for the year	(2,538,917)	(2,993,004)
Foreign currency translation adjustment	144,406	109,036
Comprehensive loss	(2,394,511)	(2,883,968)

Loss per share, basic and diluted	(0.044)	(0.076)

Weighted average number of common shares outstanding	54,536,711	37,859,442

See accompanying notes

ECO-SHIFT POWER CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Expressed in United States Dollars)

							Accumulated
					Shares	Additional	other
	Preferred stock		Common stock		to be	paid-in	comprehensive	Accumulated
	Shares	Amount	Shares (a)	Amount	issued	capital	gain (loss)	deficit	Total
		$		$	$	$	$	$	$
Recapitalization of capital retroactively adjusting the accounting acquirer's legal capital to reflect the legal capital of the accounting acquiree as at December 31, 2012 (b)	1	1	35,807,346	358,073	—	—	(26,744)	(1,317,068)	(985,738)
Acquisition of net liabilities of - Simplepons reverse merger [note 16]	—	—	—	—	—	—	—	(406,495)	(406,495)
Issuance of shares against convertible notes [note 16]	—	—	12,865,213	128,652	—	510,185	—	—	638,837
Issuance of shares against term sheet agreement [note 16]	—	—	2,000,000	20,000	—	980,000	—	—	1,000,000
Issuance of shares against settlement agreements [note 16]	—	—	85,000	850	—	146,785	—	—	147,635
Stock based compensation [note 16]	—	—	—	—	—	120,000	—	—	120,000
Issuance of warrants for cash [note 16]	—	—	—	—	—	50,000	—	—	50,000
Issuance of shares for cash [note 16]	—	—	4,105,652	41,056	—	1,088,845	—	—	1,129,901
Translation adjustment	—	—	—	—	—	—	109,036	—	109,036
Loss for the year	—	—	—	—	—	—	—	(2,993,004)	(2,993,004)
As at December 31, 2013	1	1	54,863,211	548,631	—	2,895,815	82,292	(4,716,567)	(1,189,828)
Issuance of shares against consulting and legal services [note 16]	—	—	4,956,432	49,565	—	2,003,708	—	—	2,053,273
Issuance of shares against Confidential Settlement Agreement [note 16]	—	—	25,000	250	—	(250)	—	—	—
Stock based compensation [note 16]	—	—	2,050,000	20,500	—	79,093	—	—	99,593
Issuance of shares and warrants for cash [note 16]	—	—	160,000	1,600	—	38,400	—	—	40,000
Issuance of shares against exercise of warrants [note 16]	—	—	127,536	1,275	—	(1,275)	—	—	—
Issuance of shares against convertible notes [note 16]	—	—	1,228,674	12,287	—	182,275	—	—	194,562
Shares to be issued against acquisition of Sun Industries [note 16]	—	—	—	—	110,500	3,468,595	—	—	3,579,095
Fair value of warrants at issuances [note 14]	—	—	—	—	—	(1,462,717)	—	—	(1,462,717)
Fair value of embedded conversion feature of notes at issuances [note 14]	—	—	—	—	—	(1,703,660)	—	—	(1,703,660)
Translation adjustment	—	—	—	—	—	—	144,406	—	144,406
Loss for the year	—	—	—	—	—	—	—	(2,538,917)	(2,538,917)
As at December 31, 2014	1	1	63,410,853	634,108	110,500	5,499,984	226,698	(7,255,484)	(784,193)

(a) Common stock is after stock split of 50:1 as explained in Note 1.

(b) Retroactively restated to reflect the effect of the recapitalization transaction on February 5, 2013, as explained in Note 1.

See accompanying notes

ECO-SHIFT POWER CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Expressed in United States Dollars)

	Year ended	Year ended
	December 31, 2014	December 31, 2013
	$	$
OPERATING ACTIVITIES
Net loss for the year	(2,538,917)	(2,993,004)
Items not affecting cash
Issuance of shares for services	2,053,273	—
Change in fair value of derivative liabilities	(2,483,495)	—
Extinguishment loss on modification	—	539,505
Accretion/amortization of debt discount	59,255	40,000
Stock compensation expense	99,593	1,120,000
Depreciation	20,822	5,818
Amortization of intangible assets	47,913	—
Write-down of inventory	207,743	—
Bad debts	144,273	—
Gain on disposal of property and equipment	(2,311)	—
Liquidated damages charges	—	44,400

Change in working capital balances
Accounts receivable	(324,410)	76,243
Costs and estimated earnings, net	(82,394)	—
Inventory	—	13,061
Advances and deposits	111,478	(80,158)
Income taxes recoverable	—	24,303
Prepayments and other receivables	(140,412)	(53,875)
Accounts payable and accrued liabilities	894,873	34,024
Customer deposits	(119,097)	250,829
Cash used in operating activities	(2,051,813)	(978,854)
INVESTING ACTIVITIES
Restricted cash	127,219	(217,377)
Cash paid for acquisition [note 7]	(100,000)	—
Proceeds from disposal of property and equipment	11,525	—
Purchase of property and equipment	(7,175)	(4,665)
Cash used in investing activities	31,569	(222,042)
FINANCING ACTIVITIES
Note payable to bank/bank indebtedness	(54,223)	(57,841)
Proceeds from issuance of shares/warrants	40,000	1,256,371
Proceeds from issuance of convertible notes	1,580,000	195,899
Proceeds from issuance of promissory notes	189,029	703,473
Repayment of promissory and convertible notes	—	(503,118)
Net proceeds from shareholders	209,185	(182,522)
Cash provided by financing activities	1,963,991	1,412,262

Net (decrease) increase in cash during the year	(56,253)	211,366

Effect of foreign currency translation adjustment	154,118	(105,357)

Cash, beginning of year	107,770	1,761
Cash, end of year	205,635	107,770

On February 5, 2013, the Company assumed net liabilities of $406,496 by shares exchange [note 1]

Supplementary cash flow information [note 19]

See accompanying notes

ECO-SHIFT POWER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 and 2013

(Expressed in United States Dollars)

1. NATURE OF OPERATIONS

Eco-Shift Power Corp. (formerly Simplepons, Inc., “Simplepons”, the “Company”) is a Delaware corporation formed on February 7, 2011. Simplepons was in the business of the sale of coupon books and was developing a mobile coupon subscription that solves the problem of leaving your coupons at home. On February 5, 2013, Simplepons completed a reverse merger and subsequently the board of directors (the “Board”) ceased the existing coupon subscription business.

Eco-Shift Power Corp. (“Eco-Shift Canada”), a wholly owned subsidiary of the Company, was incorporated on May 15, 2008 under the laws of the Province of Ontario, Canada. Eco-Shift Canada is primarily engaged in developing, selling and distributing electrical lighting products.

Sun & Sun Industries, Inc., a California corporation and a wholly owned subsidiary of the Company, performs energy optimization lighting projects using a customized approach that includes design and installation of energy efficient lighting products. The Company’s customers are primarily in the United States of America and territories.

On February 5, 2013, Simplepons finalized a share exchange agreement whereby Simplepons issued 34,047,928 (1,702,396,382 pre-split) exchangeable shares for 100% of the common stock of Eco-Shift Canada (the “Share Exchange”). These exchangeable shares are mandatorily convertible (within five years) into Company’s common shares. Accordingly the number and the value of these shares have been presented as part of common stock with corresponding credit to accumulated deficit. The exchangeable shares are exchangeable at the option of the holder, each into one share of common stock of the Company. In addition, Simplepons issued one share of Series B Preferred Stock (the “Series B Preferred”). As a result of the Share Exchange, Eco-Shift Canada is now a wholly-owned subsidiary of Simplepons. This transaction has been accounted for as a reverse merger. Consequently, the assets and liabilities and the historical operations reflected in the consolidated financial statements for the periods prior to February 5, 2013 are those of Eco-Shift Canada and are recorded at the historical cost basis. After February 5, 2013, the Company’s consolidated financial statements include the assets and liabilities of both Eco-Shift Canada and Simplepons and the historical operations of both after that date as one entity.

For accounting purposes, this transaction was treated as an acquisition of Simplepons and a recapitalization of Eco-Shift Power Corp. Eco-Shift Power was the accounting acquirer and the results of its operations carried over. Accordingly, all prior year financial statements presented for comparative purposes are those of Eco-Shift Canada and not Simplepons. Accordingly, the operations of Simplepons are not carried over and adjusted to $0. Immediately prior to the Merger, Simplepons had net liabilities of $406,496 which were acquired and presented in the consolidated financial statements.

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

As explained in note 7 to the consolidated financial statements, on October 20, 2014 (the “Closing”), the Company entered into a Share Purchase and Exchange Agreement (the “Agreement”) with and among Sun & Sun Industries, Inc. ( the “Sun”), and the common stockholders of Sun, Lynda Sun Frederick and Deborah Sun. Pursuant to the Agreement, the Company acquired 100% of the issued and outstanding shares of common stock of Sun from the two holders thereof, in exchange for the issuance of 9,850,000 shares of the Company’s common stock and the payment of cash in the aggregate amount of $250,000. All preferred stock and shareholder notes of Sun were cancelled at the Closing. As a result of the transactions contemplated by the Agreement, Sun became a wholly owned subsidiary of the Company. The Company also agreed to grant an aggregate of 1,200,000 shares of its common stock to certain key members of Sun promptly following the Closing.

ECO-SHIFT POWER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 and 2013

(Expressed in United States Dollars)

2. BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are expressed in United States dollars (“USD”).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries – Eco-Shift Power Corp. Canada and Sun & Sun Industries, Inc. All inter-company transactions and balances have been eliminated in preparing the consolidated financial statements.

3. GOING CONCERN

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at December 31, 2014, the Company has a working capital deficiency of $5,306,569 and has accumulated deficit of $7,255,484. These factors raise substantial doubt as to its ability to continue as a going concern.

The Company’s continued existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional equity investment in the Company. Management is pursuing various sources of financing. In the event the Company is not able to raise the necessary equity financing, the Company intends to seek stockholder loans or debt financing, as needed, until profitable operations are attained. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

Cash includes cash on hand and balances with banks.

Restricted Cash

Restricted cash represents cash which is available for use subject to approval from certain investors.

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2014 and 2013. The weighted average number of shares of common stock outstanding includes 4,138,394 (2013: 34,047,928) exchangeable shares (2013: 34,047,928) as described in note 1. All outstanding warrants and options have an anti-dilutive effect on the loss per share and are therefore excluded from the determination of the diluted loss per share calculation for the years ended December 31, 2014 and 2013.

ECO-SHIFT POWER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 and 2013

(Expressed in United States Dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company has mainly three streams of revenue - (a) sales and installation; (b) training; and (c) lighting projects.

(a)	Sales are recognized upon passage of title to the customer. This occurs when products are delivered and installed at the customers’ locations in accordance with the terms of the contract with customers.

(b)	Training income is recognized when training services are provided.

(C)	Revenues from lighting projects are recognized on the percentage-of-completion method in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts”. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. In forecasting ultimate profitability on certain contracts, estimated recoveries are included for work performed under customer change orders to contracts, for which firm prices have not yet been negotiated but authorization to proceed with extra work is received from the customer. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined.

Costs and estimated earnings in excess of billings arise in the balance sheets when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract.

Goodwill and Identifiable Intangible Assets

Goodwill and other identifiable intangible assets with indefinite lives that are not being amortized, such as trade names, are tested at least annually for impairment and are written down if impaired. Identifiable intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever facts and circumstances indicate that their carrying values may not be fully recoverable. The intangible assets are being amortized over their estimated useful lives of ten years using the straight-line method.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Areas involving significant estimates and assumptions include: work in progress estimation, inventory valuation reserves; allowance for doubtful accounts; deferred income tax assets and liabilities, and related valuation allowances; expected future cash flows used in evaluating intangible assets and property and equipment for impairment, estimated useful lives of property and equipment and intangible assets, accruals and valuation of derivative instruments. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

ECO-SHIFT POWER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 and 2013

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

Foreign Currency Translation

The functional currency of the Canadian based company is the Canadian dollar and US based company is US Dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company’s Canadian subsidiary from their functional currency into the Company’s reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date for monetary items and using the historical rate on the date of the transaction for non-monetary items, and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in the statement of stockholders’ equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to hedge the impact of foreign currency fluctuations.

ECO-SHIFT POWER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 and 2013

(Expressed in United States Dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company follows ASC 820-10 Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value and requires disclosure about fair value measurements of assets and liabilities. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 – Valuation based on quoted market prices (unadjusted) for identical assets or liabilities in active markets that are observable.

●	Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

●	Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, restricted cash, accounts receivable, accounts payable and accrued liabilities, liquidated damages payable, advances from shareholders and promissory notes. The fair value of the Company’s debt instruments is estimated based on current rates that would be available for debt of similar terms, which is not significantly different from its stated value, except for the convertible notes payable, at fair value, which has been revalued based on current market rates using Level 1 inputs.

Income Taxes and Uncertain Tax Positions

The Company accounts for income taxes under ASC 740, Accounting for Income Taxes. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. ASC 740-10-05, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxation authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Potential tax benefits from net operating losses and foreign tax credit carry forwards are not recognized by the Company until their realization is more likely than not. The Company assesses the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit. The Company has determined that there were no material uncertain tax positions as at December 31, 2014 and 2013.

ECO-SHIFT POWER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 and 2013

(Expressed in United States Dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and equipment

Property and equipment is stated at historical cost less accumulated depreciation. Depreciation, based on the estimated useful lives of the assets, is provided using the below noted life and methods:

Trucks and trucks	5 years Straight line-method
Computer and equipment	3 - 7 years Straight line-method
Furniture and fixtures	5 - 7 years Straight line-method
Leasehold improvements	39 years Straight line-method

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If impairment exists based on expected future undiscounted cash flows, a loss is recognized in income. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset, typically based on discounted future cash flows. The Company has assessed its long-lived assets and has determined that there was no impairment in their carrying amounts at December 31, 2014 and 2013.

Employee Stock Based Compensation

Pursuant to ASC 718, the Company recognizes expense for its stock-based compensation based on the fair value of the equity or liability instruments issued. The Company has not adopted a formal employee stock based compensation plan.

Non-Employee Stock Based Compensation

The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the guidelines in ASC 505-50. The Company issues compensatory shares for services including, but not limited to, executive, management, accounting, archeological, operations, corporate communication, financial and administrative consulting services.

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

ECO-SHIFT POWER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 and 2013

(Expressed in United States Dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments

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

Recently issued accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed here, the Company believes that recently issued accounting pronouncements adopted do not have a material impact on its financial position or results of operations.

In April 2014, an accounting pronouncement was issued by the FASB to update existing guidance on discontinued operations. This guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This pronouncement is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts. This pronouncement is effective for fiscal years beginning on or after December 15, 2014 and interim periods thereafter. Early adoption is permitted. The Company has not yet adopted this guidance.

On May 28, 2014, the FASB issued a new financial accounting standard on revenue from contracts with customers, Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of this accounting standard.

On August 27, 2014, the FASB issued a new financial accounting standard on going concern, Update 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The Company is currently evaluating the impact of this accounting standard.

On April 7, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this Update apply to all companies. They become effective for public business entities in the annual period ending after December 15, 2015, and interim periods within those fiscal years, with early application permitted. The Company is currently evaluating the impact of this accounting standard.

All other recent pronouncements issued by the FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the consolidated financial statements of the Company.

5. RESTRICTED CASH

Restricted cash as at December 31, 2014 and 2013 represented balance held in an escrow account and is available subject to certain investors’ approval.

6. COSTS AND ESTIMATED EARNINGS

Costs and estimated earnings and related amounts billed as at December 31, 2014 are as follows:

$
Cost incurred	3,849,742
Estimated earnings, thereon	658,547
4,508,289
Less: Billings to date	(4,425,895)
82,394

ECO-SHIFT POWER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 and 2013

(Expressed in United States Dollars)

6. COSTS AND ESTIMATED EARNINGS (continued)

Such amounts are included in the accompanying balance sheet as at December 31, 2014 under the following captions:

$
Cost and estimated earnings in excess of billings	530,685
Billings in excess of costs and estimated earnings	(448,291)
82,394

7. GOODWILL AND INTANGIBLE ASSETS

Business acquisition

On October 20, 2014 (the “Closing”), the Company entered into a Share Purchase and Exchange Agreement (the “Agreement”) with and among Sun & Sun Industries, Inc. ( the “Sun”), and the common stockholders of Sun, Lynda Sun Frederick and Deborah Sun. Pursuant to the Agreement, the Company acquired 100% of the issued and outstanding shares of common stock of Sun from the two holders thereof, in exchange for the issuance of 9,850,000 shares of the Company’s common stock and the payment of cash in the aggregate amount of $250,000. All preferred stock and shareholder notes of Sun were cancelled at the Closing. As a result of the transactions contemplated by the Agreement, Sun became a wholly owned subsidiary of the Company. The Company also agreed to grant an aggregate of 1,200,000 shares of its common stock to certain key members of Sun promptly following the Closing.

This acquisition was accounted for using the acquisition method of accounting. The fair value of assets, liabilities and intangible assets and the purchase price allocation as of the valuation date, which is October 20, 2014 is as follows:

	Allocation of Purchase Price
	$	$
Cash	26,867
Accounts receivable	795,601
Other current assets and prepaid expenses	21,547
Costs and estimated earnings in excess of billings	510,419
Property and equipment, net	79,672
Total tangible assets	1,434,106
Assumed liabilities
Accounts payable and accrued liabilities		1,026,699
Billings in excess of costs and estimated earnings		475,782
Note payable		4,912
Long term loan		751,928
Total liabilities		2,259,321
Net liabilities	(825,215)
Intangible assets acquired
Customer base	1,984,000
Trade-name	444,900
Total intangible assets acquired	2,428,900
Goodwill	2,225,410
Total net assets acquired	3,829,095

Key factors that make up the goodwill created by the transaction include knowledge and experience of the acquired workforce and infrastructure and expected synergies from the combination of operations as it pertains to the energy efficient lighting business of Sun.

ECO-SHIFT POWER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 and 2013

(Expressed in United States Dollars)

7. GOODWILL AND INTANGIBLE ASSETS (continued)

Business acquisition (continued)

The details of the purchase consideration are as follows:

$
Cash paid at Closing	250,000
Common stock at fair value	3,579,095
Consideration paid	3,829,095

The fair value of the common stock to be issued is as follows:

$
Number of common stock (note 16)	11,050,000
Market price	0.3239
Fair value of common stock	3,579,095

Goodwill and intangible assets

Goodwill of $2,225,410 represents the excess of cost over fair value of net assets of Sun acquired.

Intangible assets of $2,380,987 (net of amortization charge of $47,913) comprise of $1,944,864 (net of amortization charge of $39,136) representing fair value of customer base and $436,123 (net of amortization charge of $8,777) representing fair value of trade-name/marks.

ASC Topic 805, “Business Combinations” (“ASC 805”) requires that all business combinations be accounted for using the acquisition method and that certain identifiable intangible assets acquired in a business combination be recognized as assets apart from goodwill. ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, such as trade names, but instead tested at least annually for impairment (which the Company test each October 1, absent any impairment indicators) and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.

8. PROPERTY AND EQUIPMENT

	2014	2013
	$	$
Automobiles and trucks	225,870	4,937
Computer and equipment	172,004	14,287
Furniture and fixtures	150,576	11,334
Lease improvement	25,434	-
Total costs	573,884	30,558
Less: Accumulated depreciation	(506,216)	(18,460)
	67,668	12,098

ECO-SHIFT POWER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 and 2013

(Expressed in United States Dollars)

9. NOTE PAYABLE TO BANK

This represents the amount payable to a bank under the Restated and Final Forbearance Agreement (the “Agreement”) dated September 30, 2014. The note is secured by substantially all assets of the Company and personal guarantees from the stockholders and a related party. The note bears interest at the rate of 10% per annum, payable monthly. It is due for repayment on the forbearance termination date of May 31, 2015. The Agreement includes certain financial and other covenants which will primarily be tested on a calendar year basis.

10. LIQUIDATED DAMAGES PAYABLE

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

Such payments can be made in cash or shares of common stock with the fair market value on the date of issuance and shall constitute the Holder’s exclusive monetary remedy for such events, but shall not affect the right of the Holder to seek injunctive relief. The amounts payable as liquidated damages shall be paid monthly within ten (10) business days of the last day of each month following the commencement of the Blackout Period until the termination of the Blackout Period. Such payments shall be made to each holder at the sole option of the Company in either cash or shares of common stock. As of December 31, 2014 and December 31, 2013, the Company has accrued liquidated damages payable in the amount of $70,300.

11. PROVISION FOR A CONTINGENT LIABILITY

Eco-Shift has been named as a co-defendant in a claim by a customer, who is seeking damages of $10,000,000 CAD ($8,647,000 USD) and return of a deposit of $150,000 CAD ($129,705 USD) which was received by the Company under a Value-Added Reseller arrangement. The Company has filed a counterclaim against the customer for damages of $9,548,560 CAD ($8,256,640 USD) resulting from the plaintiff’s breach of contract plus punitive damages of $1,000,000 CAD ($864,700 USD) for negligence and loss of business reputation. Management of the company believes these claims are without merit and has accrued $150,000 CAD ($129,705 USD) in the consolidated financial statements in regards to this claim, as management believes this represents the maximum amount the Company may ultimately be required to pay based on the legal opinion.

12. ADVANCES FROM SHAREHOLDERS

The advances from shareholders are unsecured, non-interest bearing and due on demand.

ECO-SHIFT POWER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 and 2013

(Expressed in United States Dollars)

13. CONVERTIBLE NOTES PAYABLE

The details of convertibles notes outstanding as at December 31, 2014 are as follows:

$
ESS convertible notes [note a]	173,846
JSJ convertible notes [note b]	7,122
Other convertible notes [note c]	1,380,000
Convertible notes as at December 31, 2014	1,560,968

(a) Eco-Shift Scientific convertible notes

On June 17 and July 3, 2013, the Company entered into two 10% convertible promissory notes with Eco-Shift Scientific Inc. amounting to $182,503 ($211,059 CAD). These two notes were due on June 17, 2014 and July 3, 2014, respectively. Prior to the maturity date, the holder has the option to convert the principle and accrued interest into shares of the Company’s common stock at $0.25 per share. The Company is in the process of formalizing arrangements with these note holders to extend the term by one more year. These notes were tainted due to issuance of other notes and the embedded conversion feature in these notes have been accounted for as a derivative liability due to the variable conversion provision and full reset conversion price feature based on guidance in ASC 820 and EITF 07-05 (See note 14).

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

(b) JSJ Investments convertible notes

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

The details of these convertible notes are as follows:

$
Gross amount received - Principal balance	200,000
Less: Principal balance converted during Q4 2014	(90,000)
Remaining principal balance	110,000
Less: Unamortized discount	(102,878)
Convertible notes as at December 31, 2014	7,122

ECO-SHIFT POWER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 and 2013

(Expressed in United States Dollars)

13. CONVERTIBLE NOTES PAYABLE (Continued)

The embedded conversion feature in the notes have been accounted for as a derivative liability due to the variable conversion provision and full reset conversion price feature based on guidance in ASC 820 and EITF 07-05 (See note 14).

The Company converted $90,000 of the JSJ notes eliminating $150,878 of the derivative liability. The unamortized discount as at December 31, 2014 amounting to $102,389.

(c) Other convertible notes (tainted and issued during Q3-Q4 2014)

From July 1, 2014 to December 31, 2014, pursuant to various subscription agreements the Company issued Promissory Notes (“Tainted Promissory Notes”) to investors and issued warrants to acquire additional shares of Common Stock at an exercise price of $0.20-$0.25 per share (the “Q3 and Q4 2014 Tainted Warrant”). These convertible notes bear interest at 8% per annum, subject to a default rate at 12% per annum, and mature on the one-year anniversary of the date of issuance. The notes may be pre-paid at any time at the option of the Company. The unpaid principal and accrued and unpaid interest are convertible at any time before prepayment in full or the maturity date, at the option of the note holder, into shares of common stock of the Company at a conversion price of $0.15 per share. The Warrants have three-year terms and provide for standard adjustment of the exercise price and shares. The Warrant may be exercised in whole or in part, on any day after the issuance of the Warrant. If at the time of exercise of the Warrant, a registration statement for the resale of the Warrant Shares is not effective, then the Investor has a cashless exercise right. These Warrants are tainted derivative liabilities as a result of the JSJ note issued on April 7, 2014.

Extinguishment loss on modification of Asher note during the year ended December 31, 2013

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

ECO-SHIFT POWER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 and 2013

(Expressed in United States Dollars)

13. CONVERTIBLE NOTES PAYABLE (Continued)

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

Interest expense recognized on all the convertible notes for the year ended December 31, 2014 amounted to $24,850 (2013: $8,988).

14. DERIVATIVE LIABILITIES

Pursuant to various purchase agreements entered during the year ended December 31, 2014, the Company sold to investors and issued warrants to acquire up to 13,299,276 additional shares of Common Stock (the “Warrant Shares”) at an exercise prices of $1.00; $0.50; and $0.25 per share (the “Tainted Warrant”) as detailed below:

	Warrants (tainted)
Warrants	Issue Date	Amount	Derivative Value at 9/30/14	Issuances - Derivative	Exercise - Derivative	Derivative Value at 12/31/14	Mark to Market
Warrants (issued Q2-Q3 2014)	4/7/14 -9/5/14	7,432,742	$576,503	-	-	$117,646	($458,857)
Warrants (issued Q4 2014)	10/1/14 -12/30/14	5,866,534	-	$416,087	$-	$104,179	($311,908)
		13,299,276	$576,503	$416,087	$0	$221,825	($770,765)

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

ECO-SHIFT POWER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 and 2013

(Expressed in United States Dollars)

14. DERIVATIVE LIABILITIES (continued)

The embedded conversion feature in the Notes and Warrants should be accounted for as a derivative liability due to the variable conversion provision and full reset conversion price feature in the JSJ Notes based on guidance in ASC 820 and EITF 07-05.

In summary, quarter wise derivative valuations for the year ended December 31, 2014 are as follows:

	Embedded feature of convertible notes	Warrant liabilities	Total
	$	$	$
Fair value at issuance during Q2 2014	588,120	638,069	1,226,189
Change in fair value	(122,679)	(205,941)	(328,620)
Fair value as at June 30, 2014	465,441	432,128	897,569
Fair value at issuance during Q3 2014	404,072	408,561	812,633
Change in fair value	(136,334)	(264,186)	(400,520)
Fair value as at September 30, 2014	733,179	576,503	1,309,682
Fair value at issuance during Q4 2014	1,181,901	416,087	1,597,988
Fair value at conversion	(150,389)	-	(150,389)
Change in fair value	(983,589)	(770,766)	(1,754,355)
Fair value of derivatives as at December 31, 2014	781,102	221,824	1,002,926

The derivative liabilities as at December 31, 2014 have been classified based on maturity date as detailed below:

$
Current	851,237
Non-current	151,689
Fair value of derivatives as at December 31, 2014	1,002,926

The derivative liabilities were valued using a multi-nomial model. The following assumptions were utilized; risk-free rates based on remaining term of instrument, volatility based on the company’s historical volatility (ranging from 173% on 9/30/14 to 158% on 12/31/14), dividend yield of 0%, maturity dates based on the instrument terms, and underlying stock price as quoted on NASDAQ ($0.315 on September 30, 2014 and $0.1299 on December 31, 2014).

ECO-SHIFT POWER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 and 2013

(Expressed in United States Dollars)

14. DERIVATIVE LIABILITIES (continued)

The details of the outstanding derivative warrants as at December 31, 2014 issued during Q2 and Q3 of 2014 are as follows:

Holder	Issue Date	Maturity Date	Issuance - Warrants	Exercise Price	DV at Issuance or 6.30.14	Derivative Value at 9/30/14	Derivative Value at 12/31/14	Mark to Market
10/04/12 - Golden Explorations - 2000000	2014-04-07	2015-10-31	2,000,000	0.5000	199,535	101,152	27,431	(73,721)
11/19/12 - Erwin Speckert - 800000	2014-04-07	2015-11-30	800,000	0.5000	79,411	40,252	11,474	(28,778)
11/21/12 - Golden Explorations - 600000	2014-04-07	2015-11-30	600,000	0.5000	59,558	30,189	8,605	(21,584)
05/13/13 - F. Boulos - 6000	2014-04-07	2016-05-31	6,000	1.0000	276	219	62	(157)
05/13/13 - P. Bowman IRA LLC - 6000	2014-04-07	2016-05-31	6,000	1.0000	276	219	62	(157)
09/11/13 - F. Boulos - 100000	2014-04-07	2016-09-30	100,000	0.2500	16,819	10,283	1,707	(8,576)
09/11/13 - P. Bowman IRA LLC - 100000	2014-04-07	2016-09-30	100,000	0.2500	16,819	10,283	1,707	(8,576)
12/17/13 - BHKT - 120000	2014-04-07	2016-12-31	120,000	0.5000	11,483	5,462	1,782	(3,680)
12/17/13 - Fundacion R.P.D. - 20000	2014-04-07	2016-12-31	20,000	0.5000	1,914	910	297	(613)
12/17/13 - A.I.R. - 43560	2014-04-07	2016-12-31	43,560	0.5000	4,168	1,983	647	(1,336)
12/17/13 - Arango M. Fernando - 15720	2014-04-07	2016-12-31	15,720	0.5000	1,504	716	233	(483)
12/17/13 - Carlos Lugo - 4000	2014-04-07	2016-12-31	4,000	0.5000	383	182	59	(123)
12/17/13 - Saga Saguros S.A. - 8000	2014-04-07	2016-12-31	8,000	0.5000	766	364	119	(245)
12/17/13 - Enrique Rohrmoser - 20000	2014-04-07	2016-12-31	20,000	0.5000	1,914	910	297	(613)
12/17/13 - Walter Brunetti - 10000	2014-04-07	2016-12-31	10,000	0.5000	957	455	149	(306)
12/17/13 - Sungari Trading - 80000	2014-04-07	2016-12-31	80,000	0.5000	7,655	3,641	1,188	(2,453)
12/17/13 - CM Capital Corp. - 15064	2014-04-07	2016-12-31	15,064	0.2500	2,516	1,530	252	(1,278)
12/17/13 - Fundacion R.P.D. - 60000	2014-04-07	2016-12-31	60,000	0.5000	5,741	2,731	891	(1,840)
02/12/14 - Westwood Capital S.A. - 40000	2014-04-07	2017-02-28	40,000	0.5000	3,816	1,801	586	(1,215)
02/12/14 - Jacquiline Dozal de Prescott - 40000	2014-04-07	2017-02-28	40,000	0.5000	3,816	1,801	586	(1,215)
02/14/14 - Fundacion R.P.D. - 80000	2014-04-07	2017-02-28	80,000	0.5000	7,631	3,603	1,171	(2,432)
02/14/14 - CM Capital Corp. - 31064	2014-04-07	2017-02-28	31,064	0.2500	5,170	3,134	512	(2,622)
07/01/14 - Richard Metsch - 166667	2014-07-01	2017-09-16	166,667	0.2000	29,748	18,283	2,981	(15,302)
07/01/14 - Lawrence Silverberg - 166667	2014-07-01	2017-09-16	166,667	0.2000	29,744	18,283	2,981	(15,302)
07/01/14 - Frank Straw - 400000	2014-07-01	2017-09-16	400,000	0.2000	71,374	43,878	7,154	(36,724)
07/01/14 - Frank Straw - 266667	2014-07-01	2017-09-16	266,667	0.2000	47,575	29,252	4,769	(24,483)
07/03/14 - Charles Merkel - 500000	2014-07-03	2017-09-16	500,000	0.2000	70,794	54,848	8,942	(45,906)
07/08/14 - Roy Rohel - 266667	2014-07-08	2017-09-16	266,667	0.2000	36,096	29,252	4,769	(24,483)
07/10/14 - Mark & Karen Getelman - 333333	2014-07-10	2017-09-16	333,333	0.2000	39,971	36,565	5,962	(30,603)
07/11/14 - Lilia Sassoon - 333333	2014-07-11	2017-09-16	333,333	0.2000	32,993	36,565	5,962	(30,603)
08/22/14 - Freeman Management Group - 333333	2014-08-22	2017-09-16	333,333	0.2000	19,564	36,565	5,962	(30,603)
08/22/14 - David Clarke - 166667	2014-08-22	2017-09-16	166,667	0.2000	9,779	18,283	2,981	(15,302)
08/27/14 - Fredric Colman - 166667	2014-08-27	2017-09-16	166,667	0.2000	8,861	18,283	2,981	(15,302)
09/05/14 - Lilia Sassoon - 133333	2014-09-05	2017-09-16	133,333	0.2000	12,062	14,626	2,385	(12,241)
			7,432,742		840,689	576,503	117,646	(458,857)

ECO-SHIFT POWER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 and 2013

(Expressed in United States Dollars)

14. DERIVATIVE LIABILITIES (continued)

The details of the outstanding derivative warrants issued during Q4 of 2014 are as follows:

Holder	Issue Date	Maturity Date	Issuance - Warrants	Exercise Price	DV at Issuance	Derivative Value at 12/31/14	Mark to Market
10/01/14 - Gerald Quave - 333333	2014-10-01	2017-10-31	333,333	0.2000	33,438	5,919	(27,519)
10/02/14 - Curtis Meade - 166667	2014-10-02	2017-10-31	166,667	0.2000	17,939	2,960	(14,979)
10/03/14 - David Parker - 666667	2014-10-03	2017-10-31	666,667	0.2000	62,632	11,839	(50,793)
10/03/14 - Frank Parker - 166667	2014-10-03	2017-10-31	166,667	0.2000	15,627	2,960	(12,667)
10/07/14 - Roger Nesbitt - 166667	2014-10-07	2017-10-31	166,667	0.2000	13,924	2,960	(10,964)
10/07/14 - Roger & Deborah Nesbitt - 166667	2014-10-07	2017-10-31	166,667	0.2000	13,890	2,960	(10,930)
10/08/14 - Alfred Bell - 333333	2014-10-08	2017-10-31	333,333	0.2000	29,746	5,919	(23,827)
10/09/14 - David Shively - 333333	2014-10-09	2017-10-31	333,333	0.2000	26,044	5,919	(20,125)
10/15/14 - James Tosoff - 299867	2014-10-15	2017-10-31	299,867	0.2000	17,739	5,325	(12,414)
10/17/14 - Charles Merkel - 333333	2014-10-17	2017-10-31	333,333	0.2000	22,430	5,919	(16,511)
10/17/14 - David Clarke - 333333	2014-10-17	2017-10-31	333,333	0.2000	22,365	5,919	(16,446)
10/20/14 - Lawrence Silverberg - 333333	2014-10-20	2017-10-31	333,333	0.2000	22,637	5,919	(16,718)
10/21/14 - Gerald Quave - 333333	2014-10-21	2017-10-31	333,333	0.2000	21,706	5,919	(15,787)
10/23/14 - Keith Moor - 166667	2014-10-23	2017-10-31	166,667	0.2000	12,515	2,960	(9,555)
10/24/14 - Jon Vogler - 166667	2014-10-24	2017-10-31	166,667	0.2000	10,852	2,960	(7,892)
10/24/14 - Richard & Catherine Metsch - 166667	2014-10-24	2017-10-31	166,667	0.2000	10,841	2,960	(7,881)
10/28/14 - J & N Invest LLC - 333333	2014-10-28	2017-10-31	333,333	0.2000	19,761	5,919	(13,842)
10/29/14 - George Kowski - 166667	2014-10-29	2017-10-31	166,667	0.2000	9,642	2,960	(6,682)
10/30/14 - Alfred Bell - 200000	2014-10-30	2017-10-31	200,000	0.2000	8,211	3,552	(4,659)
11/03/14 - Sherlo & Ila Shively - 333333	2014-11-03	2017-10-31	333,333	0.2000	15,810	5,919	(9,891)
11/21/14 - David Hackett - 166667	2014-11-21	2017-10-31	166,667	0.2000	4,389	2,960	(1,429)
12/30/14 - Kagel Family Trust - 200000	2014-12-30	2017-10-31	200,000	0.2000	3,949	3,552	(397)
			5,866,534		416,087	104,179	(311,908)

15. PROMISSORY NOTES PAYABLE

The details of the promissory notes outstanding are as follows:

As at December 31, 2014

Date of Issuance	Date of maturity	Amount $	Rate of interest	Security
March 15, 2010	N/A	43,235	4%	Net assets of the Company
March 15, 2010	N/A	43,235	4%	Net assets of the Company
June 10, 2010	N/A	21,617	10%	Net assets of the Company
February 1, 2012	N/A	43,235	10%	Net assets of the Company
December 11, 2012	December 11, 2013*	19,455	12%	No security
January 29, 2013	January 15, 2014*	168,617	12%	No security
March 15, 2013	December 11, 2013*	216,175	12%	No security
April 10, 2014	October 10, 2014*	38,912	12%	Net assets of the Company
August 21, 2014	November 18, 2014*	20,000	10%	Net assets of the Company
November 14, 2014	December 18, 2014*	100,000	12%	Net assets of the Company
December 11, 2014	N/A	21,617	12%	Net assets of the Company
		736,098

ECO-SHIFT POWER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 and 2013

(Expressed in United States Dollars)

15. PROMISSORY NOTES PAYABLE (continued)

As at December 31, 2013

Date of Issuance	Date of Maturity	Amount $	Rate of interest	Security
March 15, 2010	N/A	47,010	4%	Net assets of the Company
March 15, 2010	N/A	47,010	4%	Net assets of the Company
June 10, 2010	N/A	23,505	10%	Net assets of the Company
February 1, 2012	N/A	47,010	10%	Net assets of the Company
December 11, 2012	December 11, 2013*	21,155	12%	No security
January 29, 2013	January 15, 2014*	183,339	12%	No security
March 15, 2013	December 11, 2013*	235,051	12%	No security
		604,080

N/A – There is no maturity date of these promissory notes. Repayment is due when the Company has sufficient working capital to operate.

Promissory notes amounting to $347,393 (2013 - $164,535) issued to close family members of the shareholders are outstanding as at December 31, 2014. There is no maturity date of these promissory notes. Repayment is due when the Company has sufficient working capital to operate.

Interest expense recognized on these notes amounts to $20,042 (2013 - $19,744).

Promissory note amounting to $20,000 has been issued to memorialize feed owed to holder for legal services rendered by the holder.

* These promissory notes are in default and management is in the process of negotiating to extend these for further one year term.

16. STOCKHOLDERS’ DEFICIENCY

Reverse merger history

On February 5, 2013, Eco-Shift Canada finalized a share exchange agreement with Simplepons (subsequently the name was changed to Eco-Shift Power Corp.”) whereby Simplepons issued 34,047,928 (1,702,396,382 pre split) exchangeable shares for 100% of the common stock of Eco-Shift Canada (the “Share Exchange”). These exchangeable shares are mandatorily convertible (within five years) into Company’s common shares. Accordingly the number and the value of these shares were presented as part of common stock with corresponding credit to accumulated deficit. The exchangeable shares are exchangeable at the option of the holder, each into one share of common stock of the Company.

In addition, Simplepons issued one share of Series B Preferred Stock (the “Series B Preferred”). As a result of the Share Exchange, Eco-Shift Canada became a wholly-owned subsidiary of Simplepons. This transaction was accounted for as a reverse merger. Consequently, the assets and liabilities and the historical operations reflected in the consolidated financial statements for the periods prior to February 5, 2013 were those of Eco-Shift Canada and were recorded at the historical cost basis. After February 5, 2013, the Company’s consolidated financial statements include the assets and liabilities of both Eco-Shift Canada and Simplepons and the historical operations of both after that date as one entity.

For accounting purposes, this transaction was treated as an acquisition of Simplepons and a recapitalization of Eco-Shift Power Corp. Eco-Shift Power was the accounting acquirer and the results of its operations carried over. Accordingly, all prior year financial statements presented for comparative purposes are those of Eco-Shift Canada and not Simplepons. Accordingly, the operations of Simplepons are not carried over and adjusted to $0. Immediately prior to the Merger, Simplepons had net liabilities of $406,496 which were acquired and presented in the consolidated financial statements.

On July 19, 2013, the holder of the Series B Preferred, through a unanimous written consent in lieu of a meeting, authorized: (i) 1-for-50 reverse stock split of the Company’s issued and outstanding shares of common stock; (ii) the change in the name of the Company from Simplepons, Inc. to Eco-Shift Power Corp. (the “Company”).

ECO-SHIFT POWER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 and 2013

(Expressed in United States Dollars)

16. STOCKHOLDERS’ DEFICIENCY (continued)

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

Issued and outstanding stock

In January and February 2013, the Company issued 124,000 shares of common stock (6,200,000 shares on pre-stock split basis) in a private placement to seven accredited investors. The price of the common stock was $0.05 per share, and the Company received proceeds of $310,000 which will be used to meet working capital requirement.

Through an assignment agreement dated March 8, 2013 between the Company, a lender and holders of three newly issued promissory notes of $16,667 each, the lender assigned the original note dated May 5, 2012 to the holders of new promissory notes with certain amendments. During the quarter ended June 30, 2013, the holders of these promissory notes converted all the debts outstanding into 220,000 shares of the Company’s common stock (11,000,000 shares on pre-stock split basis).

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

On September 10, 2013, the Company issued 60,000 shares (3,000,000 shares on pre-stock split basis) in accordance with the terms of stipulation for entry of judgment in connection with a lawsuit filed by the Company’s former Chief Operating Officer. These shares were valued at the prevailing market price at the time of issuance and adjusted against his total liability of $134,535.

During October 2013, the Company issued 12,645,213 shares (632,260,655 shares on pre-stock split basis) in connection with Linear note conversion as explained in note 13 to the financial statements;

On October 14, 2013, the Board of Directors of the Company through a special resolution approved:

●	the issuance of 2,000,000 shares of the Company (100,000,000 shares on pre-stock split basis) pursuant to Confidential Term Sheet Investment Agreement dated September 12, 2013 between the Company, Eco-Shift Power Corp. and GreenSync Solutions. These shares were valued at $0.5 per common stock and accordingly $1,000,000 was recorded under legal and professional charges in the statement of operations during the fourth quarter ended December 31, 2013.; and

●	the issuance of 50,000 (2,500,000 shares on pre-stock split basis) pursuant to Confidential Settlement Agreement and Mutual Release dated October 8, 2013 between a Claimant, Company, Consultant and Attorney. The Claimant had made certain allegations involving disclosures made by officers, directors and agents of the Company, Attorney and Consultant. 25,000 shares were issued during fourth quarter ended December 31, 2013 and remaining 25,000 shares were issued during first quarter ended March 31, 2014. These shares were valued at $37,500 based on market price and were recorded as expense in the statement of operations during the fourth quarter year ended December 31, 2013.

Pursuant to Term Sheet Agreement dated November 21, 2013, the Company entered into various Subscription Agreements during the months of October, November and December 2013 and issued 3,981,652 shares of common stock at an exercise price of $0.25 per share of common stock along with the issuance of same number of warrants. The Company received $896,371 net of issuance costs of $99,042.

ECO-SHIFT POWER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 and 2013

(Expressed in United States Dollars)

16. STOCKHOLDERS’ DEFICIENCY (continued)

In January 2014, the Company issued 400,000 shares of common stock pursuant to a consulting agreement. These shares were valued at $0.35 per common share representing the market price at the time of issuance. Accordingly $140,000 has been recorded as legal and professional charges in the statement of operations with corresponding credits to common stock and additional paid-in capital.

In January 2014, the Company issued remaining 25,000 shares of common stock out of the total shares of 50,000 common stock pursuant to a Confidential Settlement Agreement and Mutual General Release with a claimant as explained in the preceding paragraphs.

In January 2014, the Company issued 1,650,000 shares of common stock in connection with stock based compensation recorded during the fourth quarter ended December 31, 2013.

On February 8, 2014, the “Company”, finalized that certain Share Exchange effected by the execution and delivery of that certain Voting and Exchange Trust Agreement, Support Agreement, and Rollover Agreements, each as defined in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2013, and as amended on Form 8-K/A filed with the SEC on June 4, 2013 The “Closing 8-K”). Pursuant to the Rollover Agreement certain Stakeholders (as defined in the Rollover Agreement) were issued Exchangeable Shares that are exchangeable for shares of common stock in the Company. Pursuant to the Voting and Exchange Trust Agreement, the holders of Exchangeable Shares effectively voted such securities as common stock of the Company through a Series B Preferred Stock held by a trustee, as more fully described in the Closing 8-K.

On February 25, 2014, Gilbert Wood, the then Company’s Chief Executive Officer and director, James Hughes, the Company’s Chief Financial Officer and director, and Patty Bates-Woods elected to exchange their Exchangeable Shares pursuant to the terms of the Voting and Exchange Trust Agreement, Rollover Agreement and Support Agreement for 19,984,584, 4,962,315 and 4,962,635 shares of common stock of the Company, respectively. The Company was required to give effect to such election and issue such shares not less than five (5) or more than ten (10) days following such election. Accordingly, 29,911,799 shares were issued in March 2014.

The above description of the Voting and Exchange Trust Agreement, Rollover Agreement and Support Agreements do not purport to be complete and is qualified in its entirety by reference to the Support Agreement, which is attached as Exhibits 2.1, 2.2 and 2.3 to the Company’s Report on Form 8-K filed with the SEC on February 14, 2013.

On February 25, 2014, the Company filed an Amended and Restated Certificate of Designation of Series B Preferred Stock (the “Certificate of Amendment”), which clarifies certain voting rights after giving effect to the November 2013 reverse stock split of the Company. The Certificate of Amendment was approved by the unanimous consent of the Board of Directors of the Company and the sole holder of Series B Preferred Stock as of February 25, 2014. The Certificate of Amendment was filed with the Secretary of State of the State of Nevada.

In February 2014, the Company entered into various subscription and warrant agreements for the issuance of 160,000 shares of common stock at a price of $0.25 per common share.

In April 2014, the Company engaged a third party consultant to provide certain business consulting services for a term of one year and issued 1,300,000 shares of common stock as compensation for such services. These shares were valued at $0.45 per common stock and $585,000 was recorded as prepaid expenses to be amortized over a term of one year. Accordingly, the Company recorded $438,550 as professional charges in the statement of operations for the year ended December 31, 2014.

In April 2014, the Company agreed to settle certain claims for consulting services provided by a third party through issuance of 2,500,000 shares of common stock. These shares were valued at $0.45 per common stock and $1,125,000 was recorded as professional charges in the statement of operations for the year ended December 31, 2014.

In July 2014, the Company issued 127,536 shares of common stock pursuant to a common stock purchase warrant agreement issued in August 2013. The holder elected to exercise the warrant on a cashless exercise basis. The Company has debited the additional paid-in-capital with corresponding credit to common stock.

ECO-SHIFT POWER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 and 2013

(Expressed in United States Dollars)

16. STOCKHOLDERS’ DEFICIENCY (continued)

In September 2014, the Company issued 275,000 shares of common stock to certain employees of the Company. These shares have been valued at the market rate on the date of issuance and resultantly $76,973 was recorded as stock compensation expense in the consolidated statements of operations with corresponding credit to common stock and additional paid-in-capital.

In October 2014, the Company issued 96,000 (4.8 million pre-split) shares of common stock to certain employees of the Company in connection with the reverse merger which allowed for a “President’s list” these shares were set aside for the President who may issue these shares at his discretion.

In October 2014, the Company issued additional 29,000 shares of common stock to certain employees of the Company. These shares have been valued at the market rate on the date of issuance and resultantly $22,620 was recorded as stock compensation expense in the consolidated statements of operations with corresponding credit to common stock and additional paid-in-capital.

In October 2014, the Company issued 166,667 shares of common stock against legal services in connection with the acquisition of Sun Industries, which was completed on October 20, 2014. These shares were valued at $0.15 per common stock, being the market value of the date of issuance, and $25,000 was recorded as professional charges in the statement of operations with corresponding credit to common stock and additional paid-in-capital.

In October 2014, the Company issued 200,000 of common stock in connection with management consulting, business advisory, shareholder information and public relations services pursuant to a consulting agreement with a third party. These shares were valued at $0.31 per common stock, being the market value of the date of issuance, and $62,000 was recorded as professional charges in the statement of operations with corresponding credit to common stock and additional paid-in-capital.

In October 2014, the Company issued 387,500 shares of common stock pursuant to a Restricted Stock Agreement, Loan Agreement and Consulting Agreement with two third parties. These shares were valued at $0.30 per common stock, being the market value of the date of issuance, and $116,250 was recorded as professional charges in the statement of operations with corresponding credit to common stock and additional paid-in-capital.

During November and December 2014, the Company issued 1,228,674 shares of restricted common stock on partial conversion of $90,000 out of $100,000 (face value) convertible note held by JSJ Investments as explained in note 13 to the financial statements.

Shares to be issued

Pursuant to Share Purchase and Exchange Agreement in connection with the acquisition of Sun Industries, which was completed on October 20, 2014 as explained in note 7 to the financial statements, the Company has committed to issue 11,050,000 shares of common stock. These shares are presented as shares to be issued in the statement changes in shareholder’s deficiency as at December 31, 2014.

During the year ended December 31, 2013, the Company recorded stock-based compensation related to consulting services of $120,000. The stock based compensation expense of $120,000 consists of $48,000 and $72,000 as explained below:

(i) Pursuant to the reverse merger transaction as explained in note 1 to the financial statements, the Company committed to issue up to six percent (6%) of the issued and outstanding shares, or approximately 96,000 (4.8 million pre-split) shares, as stock grants to management and consultants in consideration of services performed during the business combination. These shares were fair valued and expensed during the year ended December 31, 2013 at the time of reverse merger for an amount of $48,000 with corresponding credit to additional paid-in-capital. These shares were issued during the year ended December 31, 2014 as explained above.

(ii) Further, Eco-Shift International (ESI) Option for ten percent (10%) of the issued and outstanding stock of the Company granted pursuant to that certain Confirmation of Agreement between the Company and ESI. Further, in accordance with the terms of the agreement, Parent Company shall grant to ESI stock award of for an aggregate of nine percent (9%) of the issued and outstanding shares, or approximately 144,000 (7.2 million shares pre-split); such shares shall be deemed part of the seventy percent (70%) allocation to Parent. These shares were fair valued and expensed during the year ended December 31, 2013 at the time of reverse merger for an amount of $72,000 with corresponding credit to additional paid-in-capital. Up to the filing of this 10K documents, these shares have not yet been issued.

17. COMMITMENTS, CONTINGENCIES AND RETIREMENT PLAN

Commitments

The Company leases the Sun locations under an operating lease on a one year lease for approximately $5,400 per month.

In April 2014, the Company entered into an Asset Purchase Agreement, subject to completion of certain conditions, with E-Shift Scientific Inc., which provided for the purchase of certain assets and intellectual property of “E” Shift Scientific Inc. The consideration for such purchase included a payment of $100,000 in cash on or before March 1, 2015, and the issuance of 5,000,000 shares of common stock of the Company, together with a three-year option to purchase 100,000 shares of common stock at $0.25 per share. The option is immediately exercisable. As at December 31, 2014, the agreement was not effective, due to non-completion of certain conditions by the respective parties. Subsequent to balance sheet date, in February 2015 upon completion of the outstanding conditions, the agreement became effective and, consequently, the Company issued 4,250,000 common shares as partial consideration.

The Share Purchase and Exchange Agreement (the “Agreement”) with and among Sun & Sun Industries, Inc. (the “Sun”), and the common stockholders of Sun, Lynda Sun Frederick and Deborah Sun (as disclosed in note 7), provides that in the event the Company fails to cause the note payable to bank to be repaid in full within eight weeks after the Closing Date, the Company shall issue its common shares to be held in escrow (the “Escrow Shares”) with Lynda Sun Frederick sufficient to cover repayment of the principal and accrued interest due on the note payable to bank. The Escrow Shares shall remain in escrow with Lynda Sun Frederick until such time as the note payable to bank are repaid in full or moved to another banking facility with Duncan & Lynda’s personal guarantees removed. If the Company is unable to repay the note payable to bank or otherwise remove Duncan and Lynda from their guarantor obligations, Lynda Sun Frederick shall be authorized to sell or encumber the Escrow Shares to repay the note payable to bank. Subsequent to balance sheet date, in March 2015, the Company issued 12,500,000 common shares as Escrow shares, which as of the date of this filing have remained in escrow.

Contingencies

The Company is involved in the following significant claims and litigation, asserted by and against the Company, which have arisen in the ordinary course of business. Claims are recorded at their estimated net realizable value or expected cost when such amounts are probable and can be reasonably estimated. The Company believes that it has a number of valid defences to the actions against it and the Company intends to vigorously defend or assert these claims and does not believe that a significant liability will result, other than the amounts recorded. However, the Company cannot predict the outcome thereof or the impact that an adverse result will have upon its consolidated financial position, results of operations or liquidity.

a)	The Company has been named as a co-defendant in a claim by a customer, who is seeking damages of $10,000,000 CAD ($8,647,000 USD) and return of a deposit of CAD 150,000 (USD 129,705) which was received by the company under a Value-Added Reseller arrangement. The company has filed a counterclaim against the customer for damages of CAD 9,548,560 (USD 8,256,640) resulting from the plaintiff’s breach of contract plus punitive damages of CAD 1,000,000 (USD 864,700) for negligence and loss of business reputation. Management of the company believes these claims are without merit and has accrued CAD 150,000 (USD 129,705) in the financial statements in regards to this claim, as management believes this represents the maximum amount the company may ultimately be required to pay.

b)	On June 12, 2013, the Company has been named defendant in a claim by 954793 Ontario Inc. for CAD1,000,000 (USD 864,700) in damages under section 3 (2) of the Wishart Act. The Company filed a statement of Defence on September 18, 2014.

c)	On August 12, 2013, the Company was named co-defendant in a claim by Boehmer Box LP, a customer, who is seeking damages of C$500,000 (USD 432,350) associated with breach of contract and warranty.

On March 31, 2014, Venture Lighting International Inc., one of the co-defendants in Boehmer Box LP claim, filed a statement of Defence and Crossclaim against all co-defendants, including the Company.

d)	On January 7, 2014, the Company commenced an action in the Superior Court of Justice for Ontario against N.V. Nederlandsche Apparatenfabriek “Nedap”, Niek Nijenhuis, Thomas Lang, Jeroen Somsen (together, the Nedap Defendants), Venture Lighting International Inc., Andrew Tyrrell, NRG Metalworks Inc., Craig Chornaby, Full Energy Solutions Distribution and Jan Christopher Vargas (together, the Defendants). Eco-Shift claims for C$25,000,000 (USD 21,617,500) in compensatory and punitive damages for breach of contract, breach of confidence, conspiracy, breach of fiduciary duty, intentional interference with economic relations and inducing breach of contract.

On April 9, 2014, the Nedap Defendants filed a statement of Defence and Counterclaim for the amount of Euro 3,321,000 (USD 4,037,200) in damages associated with unrecovered costs, lost profits and lost revenues due to reputational damage.

On April 10, 2014, Venture Lighting International Inc. filed a statement of Defence and Crossclaim.

e)	In December 2014, the Company was served with a complaint by the ex-employee of Simplepons claiming that the Company failed to pay him approximately $101,000 for his salary and severance payment under the terms of his employment agreement. The Company intend to seek an amicable resolution of the dispute but will defend itself if such a resolution is not possible.

ECO-SHIFT POWER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 and 2013

(Expressed in United States Dollars)

17. COMMITMENTS, CONTINGENCIES AND RETIREMENT PLAN (continued)

Other than the matters described above the Company is not currently involved in any litigation that the Company believes could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of the Company’s subsidiaries, threatened against or affecting our Company, our common stock, any of the Company’s subsidiaries or of the Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Retirement Plan

Sun sponsors a defined contribution retirement plan (the Plan) under section 401(k) of the Internal Revenue Code, covering substantially all employees who have three months of continuous service and are at least 21 years old. Employee may elect to defer up to 100% of their wages up to a maximum of $16,500. The plan also allows Sun to make discretionary contributions to the Plan each year based on employees’ compensation. The Company did not make any contribution for the period ended December 31, 2014.

18. RELATED PARTY TRANSACTIONS

The Company’s transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company’s business. Other than those disclosed elsewhere in the financial statements, there were no other related party transactions or balances.

Salaries and wages paid during the year to CEO and CFO of the Company amounted to $219,230 (2013 - $270,000). Purchases from a related party (a close member of a shareholder of the Company) amounted to $Nil for the year ended December 31, 2014 (2013 - $27,000).

Included in Advances and Deposits is an advance from a related party amounting to $Nil (2013 - $50,797)

Convertible notes of $173,846 (2013 - $189,685) as disclosed in note 13 to the financial statements have been issued to an associated company (a related party as one of the shareholder of Eco-Shift Scientific Inc. is a close family member of the shareholder of the Company). Interest expense for the year ended December 31, 2014 recognized on these notes amounts to $20,175 (2013 - $8,988).

Promissory notes of $172,940 (2013 - $164,535) as disclosed in note 15 have been issued to close family members of the shareholders which are outstanding as at December 31, 2014 and 2013. Interest expense recognized on these notes amounts to $20,042 (2013 - $19,744).

ECO-SHIFT POWER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 and 2013

(Expressed in United States Dollars)

19. SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2014 interest of $34,637 (2013 - $123,223) was paid. In addition to above, following are the non-cash issuance of shares for the year ended December 31, 2014:

●	Issuance of 4,956,432 shares against consulting and legal services for legal and professional for value of $2,053,273;
●	Issuance of 2,050,00 shares against stock compensation expense for value of $99,593;
●	Issuance of 25,000 shares against Confidential Settlement Agreement for value of $250;
●	Issuance of 127,536 shares against exercise of warrants for value of $1,275;
●	Issuance of 1,228,674 shares against conversion of convertible notes for value of $194,562;
●	Shares to be issued of 11,050,000 against acquisition of Sun Industries for value of $3,579,095;

20. INCOME TAXES

Income Tax

The provision for income taxes differs from that computed at the Canadian and US combined corporate tax rate of approximately 39.83% (2013: 38%) as follows:

	2014	2013
	$	$

Income tax on accounting loss	(1,011,251)	(1,137,562)

Add: Non deductible expenses
Extinguishment loss	-	205,012
Stock compensation expense	39,668	425,600
Liquidated damages	-	16,872
Tax impact on difference in foreign tax rates	318,677	190,815

Less: Deductible expenses
Share issuance costs	(2,630)	(2,509)
Other differences - costs and estimated earnings in excess of billings and others	(32,818)	(46,699)
Change in valuation allowance	688,354	348,471
	-	-

ECO-SHIFT POWER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 and 2013

(Expressed in United States Dollars)

20. INCOME TAXES (continued)

Deferred tax

The components of deferred income taxes have been determined Canadian and US combined corporate tax rate of approximately 39.83% (2013: 38%).

	2014	2013
	$	$

Non-capital losses carried forward	2,559,098	1,869,806
Share issuance costs	34,189	35,127
	2,593,287	1,904,933
Valuation allowance	(2,593,287)	(1,904,933)
Deferred tax asset, net of valuation allowance	-	-

As of December 31, 2014, the Company determined that a valuation allowance relating to the deferred tax asset of the Company was necessary. This determination was based largely on the negative evidence represented by the losses incurred in the current year and that the Company does not carry on operations to recover these losses in the foreseeable future. Therefore, a valuation allowance of $2,593,287 (2013 - $1,904,933) at December 31, 2014 was recorded to offset deferred tax assets. As at December 31, 2014, the Company has approximately $7,227,656 (2013 - $5,567,177) of non-capital losses available to offset future taxable income. These losses will expire between 2032 to 2034. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013 and 2012, the Company has not recognized any accrued interest and penalties related to uncertain tax positions. Also at December 31, 2013, the Company has share issuance costs of $85,836 (2013 -$92,439) available to offset future taxable income.

21. SUBSEQUENT EVENTS

a)	As disclosed in note, 17, in February 2015, the Company issued 4,250,000 common shares in connection with Asset Purchase Agreement with E-Shift Scientific Inc.

b)	As disclosed in note 17, in March 2015, the Company issued 12,500,000 common shares as Escrow shares.

c)	In March 2015, the Company issued 1,000,000 common shares to a consultant for handling investors’ relationship matters for the Company subsequent to the balance sheet date.

d)	In March 2015, the Company issued 200,000 common shares, for cash proceeds of $50,000, in connection with a private placement.

