Form 10-Q
period 2015-03-31
Eco-Shift Power Corp.
filed 2015-05-20
CIK 885475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 20, 2015, we had 78,052,550 shares outstanding of common stock, par value $0.01 per share.

ECO-SHIFT POWER CORP.

FORM 10-Q

2

PART 1 – FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements - Unaudited

ECO-SHIFT POWER CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 (UNAUDITED) AND DECEMBER 31, 2014 (AUDITED)

(Expressed in United States Dollars)

	March 31, 2015	December 31, 2014
	$	$
ASSETS
Current assets
Cash	51,755	205,635
Restricted cash [note 5]	1,962	55,023
Fair value of shares issued as guarantee against note payable [note 8]	1,250,000	—
Accounts receivable	581,521	957,076
Costs and estimated earnings in excess of billings [note 6]	321,549	530,685
Advances and deposits	246,961	111,413
Prepayments and other receivables	274,454	204,406
Total current assets	2,728,202	2,064,238
Goodwill [note 7]	2,225,410	2,225,410
Intangible assets, net [note 7]	2,731,977	2,380,987
Property and equipment	60,902	67,668
Total assets	7,746,491	6,738,303

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	1,659,782	1,796,382
Accrued liabilities	1,089,773	555,371
Note payable to bank [note 8]	675,431	697,705
Customer deposits	190,648	215,807
Liquidated damages payable [note 9]	70,300	70,300
Provision for a contingent liability [note 10]	118,878	129,705
Advances from shareholders [note 11]	235,176	308,943
Convertible notes payable [note 12]	1,722,900	1,560,968
Billings in excess of costs and estimated earnings [note 6]	115,655	448,291
Derivative liabilities [note 14]	436,843	851,237
Promissory notes payable [note 13]	1,036,183	736,098
Total current liabilities	7,351,569	7,370,807
Derivative liabilities [note 14]	120,394	151,689
Total liabilities	7,471,963	7,522,496

Stockholders’ equity (deficiency)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1 share outstanding as of March 31, 2015 and December 31, 2014	1	1
Common stock, $0.01 par value, 400,000,000 shares authorized, 82,190,944 and 63,410,853 common shares outstanding as at March 31, 2015 and December 31, 2014, respectively, both include 4,138,394 exchangeable common shares [note 15]	821,909	634,108
Shares to be issued [note 15]	110,500	110,500
Additional paid-in-capital	6,996,368	5,499,984
Accumulated other comprehensive gain	279,519	226,698
Accumulated deficit	(7,933,769)	(7,255,484)
Total stockholders’ equity (deficiency)	274,528	(784,193)
Total liabilities and stockholders’ equity (deficiency)	7,746,491	6,738,303

Going concern [note 3]
Commitments and contingencies [note 16]
Related party transactions and balances [note 17]
Subsequent events [note 19]

See accompanying notes.

ECO-SHIFT POWER CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

(Expressed in United States Dollars)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
	$	$

REVENUE	1,678,655	327,200

COSTS OF SALES	1,473,930	102,353

GROSS PROFIT	204,725	224,847

EXPENSES
Legal and professional fees [note 15]	725,639	191,672
Salaries and benefits	296,115	205,358
Interest and bank charges	128,796	19,403
Rent and occupancy	25,356	32,651
Marketing and advertising	5,788	20,618
Travel	22,273	20,506
Bad debts	31,404	—
Telecommunications	13,258	8,355
Repair and maintenance	15,290	10,499
Commission	30,261	—
Depreciation	5,421	—
Amortization of intangible assets	71,280	—
Change in fair value of derivative liabilities [note 14]	(607,362)	—
Other operating expenses	119,491	12,776
	883,010	521,838
Net loss for the period before income taxes	(678,285)	(296,991)
Income taxes [note 20]	—	—
Net loss for the period	(678,285)	(296,991)
Foreign currency translation adjustment	52,821	36,339
Comprehensive loss	(625,464)	(260,652)

Loss per share, basic and diluted	(0.0091)	(0.0046)

Weighted average number of common shares outstanding	68,638,013	56,386,254

See accompanying notes.

ECO-SHIFT POWER CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

(Expressed in United States Dollars)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
	$	$
OPERATING ACTIVITIES
Net loss for the period	(678,285)	(296,991)
Items not affecting cash
Issuance of shares for services	115,100	140,000
Change in fair value of derivative liabilities	(607,362)	—
Depreciation	5,421	—
Amortization of intangible assets	71,280	—
Bad debts	31,404	—

Change in working capital balances
Accounts receivable	344,151	5,453
Costs and estimated earnings, net	(123,500)	—
Inventory	—	(59,550)
Advances and deposits	(135,548)	(38,374)
Prepayments and other receivables	(70,048)	21,945
Accounts payable and accrued liabilities	397,802	104,263
Customer deposits	(25,159)	(335,356)
Cash used in operating activities	(674,744)	(458,610)
INVESTING ACTIVITIES
Restricted cash	53,061	204,116
Proceeds from disposal of property and equipment	1,346	—
Cash used in investing activities	54,407	204,116
FINANCING ACTIVITIES
Note payable to bank	(22,274)	—
Proceeds from issuance of shares	70,023	36,800
Proceeds from issuance of convertible notes	161,932	—
Proceeds from issuance of promissory notes	300,085	—
Shareholders’ advances	(73,767)	136,058
Cash provided by financing activities	435,999	172,858

Net decrease in cash during the period	(184,339)	(81,636)

Effect of foreign currency translation adjustment	30,459	(844)

Cash, beginning of period	205,635	107,770
Cash, end of period	51,755	25,290

See accompanying notes.

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 (UNAUDITED)

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

Sun & Sun Industries, Inc. (“Sun”), a California corporation and a wholly owned subsidiary of the Company, performs energy optimization lighting projects using a customized approach that includes design and installation of energy efficient lighting products. The Company’s customers are primarily in the United States of America and territories.

E-Shift Scientific Inc. (“ESS”), a subsidiary of the Company, was incorporated under the laws of the Province of Ontario, Canada. ESS is primarily engaged in designing, developing and manufacturing of innovative lighting technologies; energy management, monitoring, scheduling and control systems; and wireless communication products.

The Company’s consolidated financial statements include the assets, liabilities and historical operations of Eco-Shift Canada, Simplepons, Sun and ESS as one entity.

2. BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in a current report on Form 10-K filed with the SEC on April 15, 2015.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Notes to the Unaudited interim consolidated financial statements which would substantially duplicate the disclosures contained in the Company’s audited consolidated financial statements for the year ended December 31, 2014 as included in the current report on Form 10-K filed with the SEC on April 15, 2015 have been omitted.

3. GOING CONCERN

The Company’s unaudited interim consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at March 31, 2015, the Company has a working capital deficiency of $4,623,367 and has accumulated deficit of $7,933,769. These factors raise substantial doubt as to its ability to continue as a going concern.

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

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 (UNAUDITED)

(Expressed in United States Dollars)

4. SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share

The Company has adopted Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of “basic” and“diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2015 and 2014. The weighted average number of shares of common stock outstanding includes 4,138,394 exchangeable shares. All outstanding warrants and options have an anti-dilutive effect on the loss per share and are therefore excluded from the determination of the diluted loss per share calculation for the three months ended March 31, 2015 and 2014.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015 and December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, restricted cash, accounts receivable, accounts payable and accrued liabilities, liquidated damages payable, advances from shareholders and promissory notes. The fair value of the Company’s debt instruments is estimated based on current rates that would be available for debt of similar terms, which is not significantly different from its stated value, except for the convertible notes payable, at fair value, which has been revalued based on current market rates using Level 1 inputs.

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 (UNAUDITED)

(Expressed in United States Dollars)

4. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. These conditions are generally met upon completion of delivery and installation for the Company. The three streams of revenue is as follows:

a)	Sales are recognized upon passage of title to the customer. This occurs when products are delivered and installed at the customers’ locations in accordance with the terms of the contract with customers.

b)	Training income is recognized when training services are provided.

c)	Revenues from lighting projects are recognized on the percentage-of-completion method in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts”. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion.

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

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 (UNAUDITED)

(Expressed in United States Dollars)

4. SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists,” which defines the presentation requirements of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements. The new guidance became effective for the Company beginning October 1, 2014. The Company believes that the impact of adopting this guidance will not have any significant impact.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity’’, which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU will be effective for the Company for applicable transactions occurring after October 1, 2015. The Company will prospectively apply the guidance to applicable transactions.

On May 28, 2014, the FASB issued a new financial accounting standard on revenue from contracts with customers, Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact of this accounting standard.

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

All other recent pronouncements issued by the FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the condensed consolidated financial statements of the Company.

5. RESTRICTED CASH

Restricted cash represents cash which are held in a trust account and are available subject to approval from certain investors.

6. COSTS AND ESTIMATED EARNINGS

Costs and estimated earnings and related amounts billed are as follows:

	March 31, 2015	December 31, 2014
	$	$
Cost incurred	3,299,478	3,849,742
Estimated earnings, thereon	432,383	658,547
	3,731,861	4,508,289
Less: Billings to date	(3,525,967)	(4,425,895)
	205,894	82,394

Such amounts are included in the accompanying balance sheet under the following captions:

	March 31, 2014	December 31, 2014
	$	$
Cost and estimated earnings in excess of billings	321,549	530,685
Billings in excess of costs and estimated earnings	(115,655)	(448,291)
	205,894	82,394

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill of $2,225,410 represents the excess of cost over fair value of net assets of Sun acquired on October 20, 2014 as explained in form 10-K for the year ended December 31, 2014 filed with the SEC on April 15, 2015.

Intangible assets

Intangible assets of $2,731,977 (net of accumulated amortization of $132,002) comprise of $2,320,265 representing net book value of customer base and trade-name/marks obtained through Sun acquisition and $411,712 representing net book value of intellectual property/technology obtained through ESS acquisition.

This business combination was accounted for using the acquisition method and that certain identifiable intangible assets acquired in a business combination were recognized as assets apart from goodwill. ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, such as trade names, but instead tested at least annually for impairment (which the Company test each October 1 or December 1, absent any impairment indicators) and be written down if impaired. ASC 350 further requires that identifiable intangible assets with finite lives be amortized over their useful lives.

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 (UNAUDITED)

(Expressed in United States Dollars)

7. GOODWILL AND INTANGIBLE ASSETS (continued)

Business acquisition – E-Scientific Inc. (“ESS”)

On January 14, 2015, on completion of certain conditions of the Asset Purchase Agreement (the “Agreement”) with ESS, the Company acquired intellectual property/technology (LED High Bay-Flat Panel) from ESS and in consideration of the purchased assets agreed to pay a purchase price consisting of $100,000 in cash; a 3 year option to purchase 100,000 shares of ECOP common shares at $0.25 per share (the “Option”) which is immediately exercisable and includes cashless exercise provisions; and shares of the Company’s common stock, $0.001 par value per share, equal to $405,000, or an aggregate of 5,000,000 shares of the Company’s common stock.

This acquisition was accounted for using the acquisition method of accounting. The fair value of assets, liabilities and intangible assets and the purchase price allocation as of the valuation date, which is January 14, 2015 is as follows:

	Allocation of Purchase Price
	$	$
Cash	332
Notes receivable from a related party	159,383
Other receivable from a related party	16,160
Other assets	15,084
Total tangible assets	190,959
Assumed liabilities
Accounts payable and accrued liabilities		17,567
Other liability		2,423
Advances from a related party		82,503
Total liabilities		102,493
Net assets	88,466
Intangible assets acquired
Intellectual property/technology	422,269
Total net assets acquired	510,735

The details of the purchase consideration are as follows:

$
Cash to be paid	100,000
Common stock warrant/option at fair value	5,735
Common stock at fair value	405,000
Consideration paid	510,735

The fair value of the common stock issued is as follows:

$
Number of common stock	5,000,000
Market price	0.081
Fair value of common stock	405,000

8. NOTE PAYABLE TO BANK AND FAIR VALUE OF SHARES ISSUED AS GUARANTEE AGAINST NOTE PAYABLE

This represents the amount payable to a bank under the Restated and Final Forbearance Agreement (the “Agreement”) dated September 30, 2014. The note is secured by substantially all assets of the Company and personal guarantees from the stockholders and a related party. The note bears interest at the rate of 10% per annum, payable monthly. It is due for repayment on the forbearance termination date of May 31, 2015. The Agreement includes certain financial and other covenants which are primarily tested on a calendar year basis.

During the three months period ended March 31, 2015 the Company issued 12,500,000 shares of its common stock which are placed as an additional guarantee for the Note Payable to Bank. These shares have been valued at a market price of $0.1 per common stock and accordingly, $1,250,000 is classified as fair value of shares issued as guarantee against note payable in balance sheet.

9. LIQUIDATED DAMAGES PAYABLE

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

Such payments can be made in cash or shares of common stock with the fair market value on the date of issuance and shall constitute the Holder’s exclusive monetary remedy for such events, but shall not affect the right of the Holder to seek injunctive relief. The amounts payable as liquidated damages shall be paid monthly within ten (10) business days of the last day of each month following the commencement of the Blackout Period until the termination of the Blackout Period. Such payments shall be made to each holder at the sole option of the Company in either cash or shares of common stock. As of March 31, 2015 and December 31, 2014, the Company has accrued liquidated damages payable in the amount of $70,300.

10. PROVISION FOR A CONTINGENT LIABILITY

The Company has been named as a co-defendant in a claim by a customer, who is seeking damages of $10,000,000 CAD ($7,925,186) and return of a deposit of $150,000 CAD ($118,878) which was received by the Company under a Value-Added Reseller arrangement. The Company has filed a counterclaim against the customer for damages of $9,548,560 CAD ($7,551,253) resulting from the plaintiff’s breach of contract plus punitive damages of $1,000,000 CAD ($790,826) for negligence and loss of business reputation. Management of the company believes these claims are without merit and has accrued $150,000 CAD ($118,878) in the unaudited interim consolidated financial statements in regards to this claim, as management believes this represents a reasonable estimate of the amount the Company may ultimately be required to pay.

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 (UNAUDITED)

(Expressed in United States Dollars)

11. ADVANCES FROM SHAREHOLDERS

The advances from shareholders are unsecured, non-interest bearing and due on demand.

12. CONVERTIBLE NOTES PAYABLE

The details of convertibles notes outstanding as at March 31, 2015 are as follows:

$
JSJ convertible note (a)	10,000
Convertible notes issued during 2014 (b)	1,380,000
Convertible notes issued during Q1 2015 (b)	332,900
Convertible notes outstanding as at March 31, 2015	1,722,900

a)	JSJ convertible notes

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

Following is an analysis of these convertible debts:

$
Gross amount received - Principal balance	200,000
Less: Principal balance converted during 2014	(90,000)
Less: Principal balance repaid during 2015	(100,000)
Remaining principal balance	10,000
Less: Unamortized discount	-
Convertible note as at March 31, 2015	10,000

b)	Convertible notes

From July 1, 2014 to March 31, 2015, pursuant to various subscription agreements the Company issued convertible promissory notes (“Tainted Promissory Notes”) to investors and issued warrants to acquire additional shares of Common Stock at an exercise price of $0.20-$0.25 per share (the “Q3 2014 Tainted Warrant”). These convertible notes bear interest at 8% per annum, subject to a default rate at 12% per annum, and mature on the one-year anniversary of the date of issuance. The notes may be pre-paid at any time at the option of the Company. The unpaid principal and accrued and unpaid interest are convertible at any time before prepayment in full or the maturity date, at the option of the note holder, into shares of common stock of the Company at a conversion price of $0.15 per share. The Warrants have three-year terms and provide for standard adjustment of the exercise price and shares. The Warrant may be exercised in whole or in part, on any day after the issuance of the Warrant. If at the time of exercise of the Warrant, a registration statement for the resale of the Warrant Shares is not effective, then the Investor has a cashless exercise right. These Warrants are tainted derivative liabilities as a result of the JSJ note issued on April 7, 2014.

13. PROMISSORY NOTES PAYABLE

The details of the promissory notes outstanding as at March 31, 2015 are as follows:

Date of	Date of	Amount	Rate of
issuance	maturity	$	interest	Security
March 15, 2010	N/A	39,626	4%	Net assets of the Company
March 15, 2010	N/A	39,626	4%	Net assets of the Company
June 10, 2010	N/A	19,813	10%	Net assets of the Company
February 1, 2012	N/A	39,626	10%	Net assets of the Company
December 11, 2014	N/A	19,813	12%	Net assets of the Company
December 11, 2012	December 11, 2013	39,626	12%	No security
January 29, 2013	January 15, 2014	132,747	12%	No security
March 15, 2013	December 11, 2013	198,130	12%	No security
April 10, 2014	October 10, 2014	20,000	12%	No security
August 21, 2014	November 18, 2014	51,514	10%	No security
November 14, 2014	December 14, 2014	100,000	12%	No security
January 1, 2015	N/A	35,662	12%	No security
January 5, 2015	June 5, 2015	300,000	12%	No security
		1,036,183

N/A – There is no maturity date of these promissory notes. Repayment is due when the Company has sufficient working capital to operate.

Promissory notes amounting to $438,691 have been issued to shareholder and/or close family members of the shareholders which are outstanding as at March 31, 2015.

The management is in the process of negotiating to extend the term of the notes for which the date of maturity has elapsed.

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 (UNAUDITED)

(Expressed in United States Dollars)

14. DERIVATIVE LIABILITIES

The details of derivative liabilities as at March 31, 2015 is as follows:

	Embedded feature of convertible notes	Warrant liabilities	Total
	$	$	$
Fair value at issuance during Q2 2014	588,119	638,070	1,226,189
Change in fair value	(122,679)	(205,941)	(328,620)
Fair value as at June 30, 2014	465,440	432,129	897,569
Fair value at issuance during Q3 2014	404,072	408,561	812,633
Change in fair value	(136,334)	(264,186)	(400,520)
Fair value at September 30, 2014	733,178	576,504	1,309,682
Fair value at issuance	1,181,901	416,087	1,597,988
Fair value at conversion	(150,389)	-	(150,389)
Change in fair value	(983,589)	(770,766)	(1,754,355)
Fair value at December 31, 2014	781,101	221,825	1,002,926
Fair value at issuance	139,179	16,759	155,938
Fair value at issuance - ESS acquisition (Note 7)	-	5,735	5,735
Fair value at conversion	(194,351)	-	(194,351)
Change in fair value	(300,923)	(112,088)	(413,011)
Fair value at March 31, 2015	425,006	132,231	557,237

The derivative liabilities as at March 31, 2015 and December 31, 2014 have been classified based on maturity date as detailed below:

	March 31, 2015	December 31, 2014
Current	436,843	828,611
Non-current	120,394	174,315
Fair value of derivatives as at December 31, 2014	557,237	1,002,926

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

The details of outstanding warrants as at March 31, 2015 are as follows:

Number

Warrants issued during Q2 & Q3 2014 (a)	7,432,742
Warrants issued during Q4 2014 (b)	5,866,534
Warrants issued during Q1 2015 (c)	1,035,854
Total warrants outstanding as at March 31, 2015	14,335,130

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

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 (UNAUDITED)

(Expressed in United States Dollars)

14. DERIVATIVE LIABILITIES (continued)

(a)	The details of the outstanding derivative warrants as at March 31, 2015 issued during Q2 and Q3 2014 are as follows:

	Warrants				Derivative	Derivative
Issue Date	Maturity Date	Issuance - Warrants	Warrants	Exercise Price	Value at December 31, 2014	Value at March 31, 2015	Mark to Market

4/7/2014	10/31/2015	2,000,000	2,000,000	0.5000	27,431	6,316	(21,115)
4/7/2014	11/30/2015	800,000	800,000	0.5000	11,474	3,155	(8,319)
4/7/2014	11/30/2015	600,000	600,000	0.5000	8,605	2,366	(6,239)
4/7/2014	5/31/2016	6,000	6,000	1.0000	62	18	(44)
4/7/2014	5/31/2016	6,000	6,000	1.0000	62	18	(44)
4/7/2014	9/30/2016	100,000	100,000	0.2500	1,707	926	(781)
4/7/2014	930/2016/	100,000	100,000	0.2500	1,707	926	(781)
4/7/2014	12/31/2016	120,000	120,000	0.5000	1,782	926	(856)
4/7/2014	12/31/2016	20,000	20,000	0.5000	297	154	(143)
4/7/2014	12/31/2016	43,560	43,560	0.5000	647	336	(311)
4/7/2014	12/31/2016	15,720	15,720	0.5000	233	121	(112)
4/7/2014	12/31/2016	4,000	4,000	0.5000	59	31	(28)
4/7/2014	12/31/2016	8,000	8,000	0.5000	119	62	(57)
4/7/2014	12/31/2016	20,000	20,000	0.5000	297	154	(143)
4/7/2014	12/31/2016	10,000	10,000	0.5000	149	77	(72)
4/7/2014	12/31/2016	80,000	80,000	0.5000	1,188	617	(571)
4/7/2014	12/31/2016	15,064	15,064	0.2500	252	143	(109)
4/7/2014	12/31/2016	60,000	60,000	0.5000	891	463	(428)
4/7/2014	2/28/2017	40,000	40,000	0.5000	586	322	(264)
4/7/2014	2/28/2017	40,000	40,000	0.5000	586	322	(264)
4/7/2014	2/28/2017	80,000	80,000	0.5000	1,171	644	(527)
4/7/2014	2/28/2017	31,064	31,064	0.2500	512	293	(219)
7/1/2014	9/16/2017	166,667	2,000,000	0.2000	2,981	1,553	(1,428)
7/1/2014	9/16/2017	166,667	800,000	0.2000	2,981	1,553	(1,428)
7/1/2014	9/16/2017	400,000	600,000	0.2000	7,154	3,727	(3,427)
7/1/2014	9/16/2017	266,667	6,000	0.2000	4,769	2,485	(2,284)
7/3/2014	9/16/2017	500,000	6,000	0.2000	8,942	4,659	(4,283)
7/8/2014	9/16/2017	266,667	100,000	0.2000	4,769	2,485	(2,284)
7/10/2014	9/16/2017	333,333	100,000	0.2000	5,962	3,106	(2,856)
7/11/2014	9/16/2017	333,333	120,000	0.2000	5,962	3,106	(2,856)
8/22/2014	9/16/2017	333,333	20,000	0.2000	5,962	3,106	(2,856)
8/22/2014	9/16/2017	166,667	43,560	0.2000	2,981	1,553	(1,428)
8/27/2014	9/16/2017	166,667	15,720	0.2000	2,981	1,553	(1,428)
9/5/2014	9/16/2017	133,333	4,000	0.2000	2,385	1,242	(1,143)

		7,432,742			117,646	48,518	(69,128)

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 (UNAUDITED)

(Expressed in United States Dollars)

14. DERIVATIVE LIABILITIES (continued)

(b)	The details of the outstanding derivative warrants as at March 31, 2015 issued during Q4 2014 are as follows:

	Warrants				Derivative	Derivative
Issue Date	Maturity Date	Issuance - Warrants	Exercise Price	DV at Issuance	Value at December 31, 2014	Value at March 31, 2015	Mark to Market

10/1/2014	10/31/2017	333,333	0.2000	33,438	5,919	3,073	(2,846)
10/2/2014	10/31/2017	166,667	0.2000	17,939	2,960	1,536	(1,424)
10/3/2014	10/31/2017	666,667	0.2000	62,632	11,839	6,146	(5,693)
10/3/2014	10	166,667	0.2000	15,627	2,960	1,536	(1,424)
10/7/2014	10/31/2017	166,667	0.2000	13,924	2,960	1,536	(1,424)
10/7/2014	10/31/2017	166,667	0.2000	13,890	2,960	1,536	(1,424)
10/8/2014	10/31/2017	333,333	0.2000	29,746	5,919	3,073	(2,846)
10/9/2014	10/31/2017	333,333	0.2000	26,044	5,919	3,073	(2,846)
10/15/2014	10/31/2017	299,867	0.2000	17,739	5,325	2,764	(2,561)
10/17/2014	10/31/2017	333,333	0.2000	22,430	5,919	3,073	(2,846)
10/17/2014	10/31/2017	333,333	0.2000	22,365	5,919	3,073	(2,846)
10/20/2014	10/31/2017	333,333	0.2000	22,637	5,919	3,073	(2,846)
10/21/2014	10/31/2017	333,333	0.2000	21,706	5,919	3,073	(2,846)
10/23/2014	10/31/2017	166,667	0.2000	12,515	2,960	1,536	(1,424)
10/24/2014	10/31/2017	166,667	0.2000	10,852	2,960	1,536	(1,424)
10/24/2014	10/31/2017	166,667	0.2000	10,841	2,960	1,536	(1,424)
10/28/2014	10/31/2017	333,333	0.2000	19,761	5,919	3,073	(2,846)
10/29/2014	10/31/2017	166,667	0.2000	9,642	2,960	1,536	(1,424)
10/30/2014	10/31/2017	200,000	0.2000	8,211	3,552	1,844	(1,708)
11/3/2014	10/31/2017	333,333	0.2000	15,810	5,919	3,073	(2,846)
11/21/2014	10/31/2017	166,667	0.2000	4,389	2,960	1,536	(1,424)
12/30/2014	10/31/2017	200,000	0.2000	3,949	3,552	1,844	(1,708)

		5,866,534		416,087	104,179	54,079	(50,100)

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 (UNAUDITED)

(Expressed in United States Dollars)

14. DERIVATIVE LIABILITIES (continued)

(c)	The details of the outstanding derivative warrants as at March 31, 2015 issued during Q1 2015 are as follows:

	Warrants			Derivative at	Derivative
Issue Date	Maturity Date	Issuance - Warrants	Exercise Price	December 31, 2014 or issuance	Value at March 31, 2015	Mark to Market

8/26/2014	8/26/2019	40,801	0.2000	0	1,456	1,456
8/26/2014	8/26/2019	50,000	0.2000	0	416	416
10/18/2014	10/18/2019	78,882	0.2000	0	2,789	2,789
10/18/2014	10/18/2019	96,667	0.0010	0	800	800
10/29/2014	10/29/2019	59,842	0.0010	0	2,112	2,112
10/29/2014	10/29/2019	73,333	0.2000	0	606	606
10/31/2014	10/31/2019	29,921	0.2000	0	1,056	1,056
10/31/2014	10/31/2019	36,667	0.2000	0	303	303
11/6/2014	11/6/2019	33,333	0.0010	0	275	275
1/7/2015	1/7/2020	43,864	0.0010	2,032	1,530	(502)
1/7/2015	1/7/2020	36,667	0.2000	1,695	1,279	(416)
1/12/2015	1/12/2016	20,000	0.0010	264	199	(65)
1/12/2015	1/12/2016	50,000	0.0010	661	498	(163)
1/13/2015	1/13/2016	10,000	0.0010	106	100	(6)
1/15/2015	1/15/2020	63,803	0.2000	2,494	2,222	(272)
1/15/2015	1/15/2020	53,333	0.0010	2,081	1,858	(223)
1/22/2015	1/22/2016	30,000	0.2000	170	302	132
1/22/2015	1/22/2016	25,000	0.0010	142	252	110
1/27/2015	1/27/2016	25,000	0.2000	317	253	(64)
1/30/2015	1/30/2020	63,803	0.0010	2,334	2,217	(117)
1/30/2015	1/30/2020	53,333	0.2000	1,951	1,853	(98)
2/25/2015	2/25/2016	25,000	0.2000	442	258	(184)
3/2/2015	3/2/2020	19,938	0.0010	1,128	689	(439)
3/2/2015	3/2/2020	16,667	0.0010	942	576	(366)

		1,035,854		16,759	23,899	7,140

15. STOCKHOLDERS’ EQUITY (DEFICIENCY)

Authorized stock

As at March 31, 2015 and December 31, 2014, the Company is authorized to issue 5,000,000 shares of preferred stock having par value of $0.0001 and 400,000,000 shares of common stock having par value of $0.01.

Issued and outstanding stock

As explained in note 7 to the consolidated financial statements, In February 2015, the Company 5,000,000 shares of the Company’s common stock pursuant to Asset Purchase Agreement.

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 (UNAUDITED)

(Expressed in United States Dollars)

15. STOCKHOLDERS’ DEFICIENCY (continued)

As explained in note 8 to the consolidated financial statements, the Company during March 2015 issued 12,500,000 shares of its common stock which are placed as a security deposit with the Bank as an additional guarantee for the Note Payable to Bank. These shares have been valued at a market price of $0.1 per common stock and accordingly, $1,250,000 is classified as security deposit under current assets in balance sheet.

In March 2015, the Company issued 1,000,000 common shares to a consultant for handling investors’ relationship matters for the Company. These shares were valued at market price of $0.11 per common stock and accordingly $115,100 have been recorded as consulting fees included in legal and professional fees for the three months ended March 31, 2015.

In March 2015, the Company in private placements issued 280,091 common shares for cash proceeds of $70,023.

Shares to be issued

Pursuant to Share Purchase and Exchange Agreement in connection with the acquisition of Sun Industries, which was completed on October 20, 2014 as explained in note 7 to the consolidated financial statements of the Company included in 10K document filed with SEC on April 15, 2015, the Company has committed to issue 11,050,000 shares of common stock. These shares are presented as shares to be issued in the statement changes in shareholder’s deficiency as at March 31, 2015.

16. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases the Sun locations under an operating lease on a one year lease for approximately $5,400 per month.

Contingencies

Other than the matters described below, the Company is not currently involved in any litigation that the Company believes could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of the Company’s subsidiaries, threatened against or affecting our Company, our common stock, any of the Company’s subsidiaries or of the Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect

a)	The Company was named defendant in a claim by 954793 Ontario Inc. for CAD1,000,000 (USD 792,519) in damages under section 3 (2) of the Wishart Act. On May 4, 2015 the Company accepted the proposed resolution in the Amended Settlement Agreement for $120,000 cash payment to be paid in 5 instalments in 2015 and shares worth $25,000 which were issued subsequent to three months period end.

b)	On August 12, 2013, the Company was named co-defendant in a claim by Boehmer Box LP, a customer, who is seeking damages of C$500,000 (USD 396,259) associated with breach of contract and warranty.

On March 31, 2014, Venture Lighting International Inc., one of the co-defendants in Boehmer Box LP claim, filed a statement of Defence and Crossclaim against all co-defendants, including the Company.

ECO-SHIFT POWER CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 (UNAUDITED)

(Expressed in United States Dollars)

16. COMMITMENTS AND CONTINGENCIES (continued)

c)	On January 7, 2014, the Company commenced an action in the Superior Court of Justice for Ontario against N.V. Nederlandsche Apparatenfabriek “Nedap”, Niek Nijenhuis, Thomas Lang, Jeroen Somsen (together, the Nedap Defendants), Venture Lighting International Inc., Andrew Tyrrell, NRG Metalworks Inc., Craig Chornaby, Full Energy Solutions Distribution and Jan Christopher Vargas (together, the Defendants). Eco-Shift claims for C$25,000,000 (USD 19,812,966) in compensatory and punitive damages for breach of contract, breach of confidence, conspiracy, breach of fiduciary duty, intentional interference with economic relations and inducing breach of contract.

On April 9, 2014, the Nedap Defendants filed a statement of Defence and Counterclaim for the amount of Euro 3,321,000 (USD 3,566,422) in damages associated with unrecovered costs, lost profits and lost revenues due to reputational damage. On April 10, 2014, Venture Lighting International Inc. filed a statement of Defence and Crossclaim.

d)	In December 2014, the Company was served with a complaint by the ex-employee of Simplepons claiming that the Company failed to pay him approximately $101,000 for his salary and severance payment under the terms of his employment agreement. The Company intend to seek an amicable resolution of the dispute but will defend itself if such a resolution is not possible.

17. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company’s business.

Other than those disclosed elsewhere in the financial statements, there were no other related party transactions or balances.

18. SUPPLEMENTAL CASH FLOWS INFORMATION

During the three months period ended March 31, 2015 interest of $34,637 (2014 – $14,345) was paid. In addition to above, following are the non-cash issuance of shares for the three months period ended March 31, 2015:

●	Issuance of 1,000,000 shares against consulting and legal services for value of $115,100;

●	Issuance of 5,000,000 shares against ESS acquisition for a value of $405,000; and

●	Issuance of 12,500,000 shares as security deposit for a value of $1,250,000

19. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to May 20, 2015, the date the financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined the following material subsequent events:

As disclosed in note, 17, in May 2015, the Company settled a legal dispute with 954793 Ontario Inc. at $120,000 inclusive of all cost and interest and issuance of common shares worth $25,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Three months period Report on Form 10-Q contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” and negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

Operations in Q1 2015 remained focused on the final phases of product and software commercialization. Company resources have been directed to product development in order to expedite the timelines for commercial launch of new products which are anticipated to gain significant market share. In Q2 2015, the Company plans to hire additional staff in step with revenue increases including OEM sales staff that will be focused on national electrical supply companies and national electrical contractors in both the US and Canada. The Company will continue to focus on the lighting retrofit market with existing sales staff.

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

In addition to integrating the operations with Sun & Sun Industries, we plan on leveraging the existing customer base to expand further into the U.S. by gaining in depth market understanding and offering value added services In addition to increasing company’s footprint in the US and improved economies of scale, the integration also helps in training the staff of that business and assisting in the recruiting of additional sales staff.

COMPARISON OF OPERATING RESULTS

Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014

Revenue

Revenue increased by $1,351,455 to $1,678,655 for the three months ended March 31, 2015 from $327,200 for the three months ended March 31, 2014.

Q1 2015 revenue includes revenue of Sun, which was not the case in 2014 as Sun was acquired in October 2014. Increase in revenue in Q1 2015 as compared to Q1 2014 were mainly to our focus in Q1 2014 to the completion of the reverse merger and securing additional capital and lines of credit, whereas in Q1 2015 these activities were completed prior to the start of the three months period, thus allowing us to solely focus on sales, for which we have completed two major installations in Q1 2015. As the Company is now public, there are more promising work orders which will substantially increase the revenue of the Company going forward.

Cost of Goods Sold

Cost of goods sold was $1,473,930 for the three months ended March 31, 2015, compared to $102,353 for the three months ended March 31, 2014, an increase of $1,371,577 from the prior period. The main reason for the increase is acquisition of Sun in October 2014, and Q1 2015 cost of goods sold include Sun operations, which was not the case in 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Expenses

Expenses increased to $883,010 for the three months ended March 31, 2015 from $521,838 for the three months ended March 31, 2014.

Increase in overall expenses of $361,172 during the three months ended March 31, 2015 was mainly contributed by inclusion of Sun which resulted in increases expenses of $493,125 and due to increase in legal and professional fees by $533,967, mainly represented by a consulting charge for issuance of common stock, settlement of a legal dispute, increase in interest and bank charges of $109,393 and increase salaries in and benefits of $90,757 partially offset by change in fair value of derivative liabilities of $(607,362).

Net loss.

During the three months ended March 31, 2015, we incurred a net loss of $678,285 as compared to a net loss of $296,991 during the three months ended March 31, 2014.

The major reason for the increase in net loss in the current period as compared to the previous period is primarily due to increase in expenses as explained in the above expenses section.

Liquidity and Capital Resources

As of March 31, 2015, the Company had total assets of $7,746,491, which included total current assets of $2,728,202, consisted of cash/restricted cash of $53,717, security deposit of $1,250,000, accounts receivable of $581,521, costs and estimated earnings in excess of billings of $321,549, advances and deposits of $246,961, and prepayments and other receivables of $274,454 and non-current assets comprising of goodwill of $2,225,410, intangible assets of $2,731,977 and property and equipment of $60,902.

The Company had total liabilities of $7,453,603. Current liabilities consisted of accounts payable and accrued liabilities of $2,731,195, note payable to bank of $675,431, customer deposit of $190,648, liquidated damages payable of $70,300, provision for contingent liability of $118,878, advances from shareholders of $235,176, convertible notes payable of $1,722,900, billings in excess of costs and estimated earnings of $115,655, derivative liabilities of $442,578 and promissory notes payable of $1,036,183. Long term liability include only non-current portion of derivative liabilities of $114,659.

The Company had a working capital deficit of $4,623,367 and an accumulated deficit of $7,933,769 as of March 31, 2015.

Net cash used in operating activities. During the three months ended March 31, 2015, the Company used $573,274 of net cash in operating activities compared to $458,610 of net cash used in operating activities for the three months ended March 31, 2014. The increase in net cash used in operating activities by $114,664 was mainly attributable to the increase in loss for the three months as compared to previous period and change in composition of working capital.

Net cash provided by investing activities. During the three months ended March 31, 2015 net cash provided by investing activities was $54,407 as compared to $204,116 for the three months ended March 31, 2014. The decrease was mainly due to decrease in restricted cash balance as at March 31, 2015 as compared to March 31, 2014.

Net cash provided by financing activities. During the three months ended March 31, 2015 net cash provided by financing activities was $435,999 as compared to $172,858 for the three months ended March 31, 2014. The increase is mainly due to issuance of convertible notes, promissory notes and issuance of shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Need For Additional Capital

The Company has incurred recurring losses from operations and as at March 31, 2015, the Company has a working capital deficiency of $4,623,367 and has accumulated deficit of $7,933,769. These factors raise substantial doubt as to its ability to continue as a going concern.

The Company’s continued existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional equity investment in the Company. Management is in the final stages of securing debt financing of $4 million as the first tranche for a $10 million debt financing. In the event the Company is not able to raise the necessary equity financing, the Company intends to seek stockholder loans or debt financing to meet its working capital and growth requirements. This will enable Company’s operations to advance and grow in order to produce sufficient operating cash to repay its current loans. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations.

The Company’s consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has experienced losses from operations and has negative working capital as of March 31, 2015. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

There can be no assurance that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that recently issued accounting pronouncements adopted do not have a material impact on its financial position or results of operations.

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

a)	The Company has been named as a co-defendant in a claim by a customer, who is seeking damages of $10,000,000 CAD ($7,925,186) and return of a deposit of $150,000 CAD ($118,878) which was received by the Company under a Value-Added Reseller arrangement. The Company has filed a counterclaim against the customer for damages of $9,548,560 CAD ($7,551,253) resulting from the plaintiff’s breach of contract plus punitive damages of $1,000,000 CAD ($790,826) for negligence and loss of business reputation. Management of the company believes these claims are without merit and has accrued $150,000 CAD ($118,878) in the unaudited interim consolidated financial statements in regards to this claim, as management believes this represents a reasonable estimate of the amount the Company may ultimately be required to pay.

b)	The Company was named defendant in a claim by 954792 Ontario Inc. for CAD1,000,000 (USD 792,519) in damages under section 3 (2) of the Wishart Act. On May 4, 2015 the Company accepted the proposed resolution in the Amended Settlement Agreement for $120,000 cash payment to be paid in 5 instalments in 2015 and shares worth $25,000 which were issued subsequent to the quarter end.

c)	On August 12, 2013, the Company was named co-defendant in a claim by Boehmer Box LP, a customer, who is seeking damages of C$500,000 (USD 396,259) associated with breach of contract and warranty.

On March 31, 2014, Venture Lighting International Inc., one of the co-defendants in Boehmer Box LP claim, filed a statement of Defence and Crossclaim against all co-defendants, including the Company.

d)	On January 7, 2014, the Company commenced an action in the Superior Court of Justice for Ontario against N.V. Nederlandsche Apparatenfabriek “Nedap”, Niek Nijenhuis, Thomas Lang, Jeroen Somsen (together, the Nedap Defendants), Venture Lighting International Inc., Andrew Tyrrell, NRG Metalworks Inc., Craig Chornaby, Full Energy Solutions Distribution and Jan Christopher Vargas (together, the Defendants). Eco-Shift claims for C$25,000,000 (USD 19,712,500) in compensatory and punitive damages for breach of contract, breach of confidence, conspiracy, breach of fiduciary duty, intentional interference with economic relations and inducing breach of contract.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2015 (the “Annual Report”) and investors are encouraged to read and review the risk factors included in the Annual Report prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As explained in note 7 to the consolidated financial statements, In February 2015, the Company 5,000,000 shares of the Company’s common stock pursuant to Asset Purchase Agreement.

As explained in note 8 to the consolidated financial statements, the Company during March 2015 issued 12,500,000 shares of its common stock which are placed as a security deposit with the Bank as an additional guarantee for the Note Payable to Bank. These shares have been valued at a market price of $0.1 per common stock and accordingly, $1,250,000 is classified as security deposit under current assets in balance sheet.

In March 2015, the Company issued 1,000,000 common shares to a consultant for handling investors’ relationship matters for the Company. These shares were valued at market price of $0.11 per common stock and accordingly $115,100 have been recorded as consulting fees included in legal and professional fees for the three months ended March 31, 2015.

In March 2015, the Company in private placements issued 280,091common shares for cash proceeds of $70,023.

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

ECO-SHIFT POWER CORP.

DATED: May 20, 2015	By:	/s/ Alistair Haughton
Alistair Haughton
Chief Executive Officer (Principal Executive Officer)

DATED: May 20, 2015	By:	/s/ James Hughes
James Hughes
Chief Financial Officer
(Principal Financial Officer)

